Form 10-Q
period 1996-05-15
CELLULARVISION USA INC
filed 1996-05-15
CIK 1002520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: March 31, 1996



OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

EXCHANGE ACT OF 1934



For the transition period from                to



Commission file number:            000-27582



CellularVision USA, Inc.

(Exact name of registrant as specified in its charter)



Delaware

13-3853788

(State or other jurisdiction of

 incorporation or organization)

(I.R.S. Employer Identification No.)





505 Park Avenue
New York, New York


10022

(Address of principal executive offices)

(Zip Code)

(212) 751-0900
(Registrant's telephone number, including area code)


                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     No
X

The number of outstanding shares the registrant's common stock, par value U.S. $.01 per share, as of March 31, 1996 was 16,000,000.



Total number of pages in this Report including Exhibits, if any: 14



There are no exhibits filed as part of this Report.





CELLULARVISION USA, INC.



INDEX TO FORM 10-Q

Page(s)

PART I -- FINANCIAL INFORMATION



ITEM 1 -- Financial Statements



Consolidated Balance Sheets as of December 31,

1995 and the Three Months Ended March 31,

1996 (unaudited)    1



Consolidated Statements of Operations for the

Three Months Ended March 31, 1995 and the

Three Months Ended March 31, 1996 (unaudited)     2



Consolidated Statements of Cash Flows for the

Three Months Ended March 31, 1995 and the

Three Months Ended March 31, 1996 (unaudited)     3-4



Notes to Consolidated Financial Statements (unaudited) 5-6



ITEM 2 -- Management's Discussion and Analysis of

Financial Condition and Results of Operations     7-9



PART II -- OTHER INFORMATION



ITEM 1 -- Legal Proceedings   10

ITEM 2 -- Changes in Securities    10

ITEM 3 -- Defaults Upon Senior Securities    10

ITEM 4 -- Submission of Matters to a Vote

     of Security Holders 10

ITEM 5 -- Other Information   10

ITEM 6 -- Exhibits and Reports on Form 8-K   11-13



Signature Page 14






PART I - FINANCIAL INFORMATION



ITEM 1- Financial Statements



CELLULARVISION USA, INC.

(A Development Stage Company)



CONSOLIDATED BALANCE SHEETS












ASSETS                       December 31, 1995         March
31, 1996
                                             (Unaudited)

Current assets:

Cash and cash equivalents                    $3,536,354
$35,221,020

Accounts receivable, net of allowance
for doubtful accounts of $133,730 and $119,344    410,141
377,467

Due from affiliates                          -
632,492

Prepaid expenses and other                   228,803
251,323

Deferred offering costs                 1,619,972 -
                                   _________ ________
Total current assets                         5,795,270
36,482,302

Property and equipment, net of accumulated
depreciation of $981,466 and $1,449,132      6,321,768
6,747,704


Intangible assets, net of accumulated
amortization of $39,564 and $46,401               97,177
90,339

Debt placement fees                     622,678   255,363

Other noncurrent assets                 158,594   107,819

Total assets                            $12,995,487    $
43,683,527

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable.                       $355,490  $729,704
Accrued liabilities                     2,246,349 879,072
Due to affiliates                       1,294,812       -
Note payable to affiliate                    3,521,257
- - -
Other current liabilities                    24,799
11,984
Total current liabilities                         7,442,707
1,620,760
Convertible exchangeable
        subordinated notes payable.               12,576,324
- - -
Exchange notes                     6,295,017 6,254,709
Total liabilities                            26,314,048
7,875,469

Commitments and contingencies (Note 8)
Stockholders' (deficit) equity:
Common Stock, ($.01 par value; 40,000,000
shares authorized; 12,395,142 and
16,000,000 shares issued and outstanding)         123,951
160,000

Preferred Stock, ($.01 par value; 20,000,000 shares authorized; none issued and outstanding)




Additional paid-in capital
Deficit accumulated during
the development stage                        6,401,454
58,267,533
                                   (19,843,966)
(22,619,475)

Stockholders' (deficit) equity
(13,318,561)        35,808,058

Total liabilities and Stockholders'
(deficit) equity                             $12,995,487
$ 43,683,527





The accompanying notes are an integral part of these financial statements.



CELLULARVISION USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                        January 1, 1992
(date of            Three Months Ended March 31,
inception) to March 31,


               1995           1996                    1996


Revenue        $17,674        $493,682       $1,796,899

Expenses:
Service costs       11,258               286,148
954,842
Selling, general and
     administrative 1,057,204      2,188,180      13,006,991
Management fees     673,175              -
4,494,941

Depreciation and
amortization        88,657              474,503
2,162,920
               1,830,294      2,948,831      20,619,694

Operating loss      (1,812,620)         (2,455,149)
(18,822,759)

Interest income     156,470              143,349
1,173,887
Interest expense    (559,942)       (463,709)
(4,970,567)

Net loss       $(2,216,092)        $(2,775,509)
$(22,619,475)


Net loss per
common share        $(.18)              $(.20)


Weighted average
 number of shares
of common stock     12,395,142          13,816,776




























The accompanying notes are an integral part of these financial statements.




CELLULARVISION USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                    Three Months Ended March
31,       Jan 1, 1992(date of
inception) to March 31
               1995           1996           1996



Cash flows from operating activities:

Net loss....        $ (2,216,092)               $
(2,775,509)             $ (22,619,475)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation
and amortization    88,657              474,503
2,162,920
Amortization
of placement fees   57,268              27,094
379,729
Provision for
doubtful accounts   526            111,208        313,316
Stock option
compensation
expense                       150,000        150,000

Changes in assets
and liabilities:
Accounts receivable 985            (78,534)       (690,786)

Prepaid expenses
and other      (48,129)       (25,124)       (65,473)

Accounts payable
and accrued liabilities  (29,892)       (264,614)
682,878
Other current
liabilities         55,997              (12,815)       9,734
Due to affiliates   451,161        (1,927,304)
2,722,536
Accrued interest    502,679        4,955
3,876,296
Other noncurrent
assets              3,782               50,775
(107,819)
Net cash used in
operating activities     (1,133,058)         (4,265,365)
(13,186,144)
Cash flows from
investing activities:
Intangibles                                       (136,741)

Property and
equipment additions (1,519,922)         (893,602)
(11,331,969)
Proceeds from
sale of property
and equipment                                     2,608,261
Purchase of
available-for-sale
securities          (2,925,711)
(26,916,209)
Maturities of
available-for-sale
securities          5,293,208                     26,916,209




Net cash provided
by (used in)
investing activities     847,575        (893,602)
(8,860,449)

Cash flows from financing activities:
Advance to HCM
stockholders
(3,000,000)
Contributions                                     10,821,878
Distribution        (8,331)             13,889
(1,308,836)
Convertible exchangeable
subordinated notes payable
15,000,000
Proceeds from sale of stock             41,850,000
41,850,000
Repayment of note payable affiliate          (3,521,257)
(3,521,257)
Payment of deferred offering costs      (1,498,999)
(1,598,861)
Placement costs     (65,951)                      (975,311)

Net cash (used in)
provided by
financing activities     (74,282)       36,843,633
57,267,613
Net (decrease) increase
in cash and
cash equivalents    (359,765)      31,684,666
35,221,020
Cash and cash
equivalents, beginning
of period      7,421,171      3,536,354                -
Cash and cash
equivalents, end
of period      $7,061,406               $35,221,020
$35,221,020

The accompanying notes are an integral part of these financial statements.
CELLULARVISION USA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                        January 1, 1992
(date of                 Three Months Ended March 31,
inception) to March 31,

                    1995                1996           1996


Supplemental Cash
Flow Disclosures:

Cash paid for interest
during the period        -              $315,978
$315,978

Noncash transactions:
     Common stock issued
     for convertible debt     -              12,731,450
12,731,450


Write-off of debt
placement fees in
connection with
conversion of debt for
common stock             -              342,826
342,826










The accompanying notes are an integral part of these financial statements.






CELLULARVISION USA, INC.
(A Development Stage Company)

NOTES TO COMBINED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except for the events disclosed in Note 2, there has been no other material change in the information disclosed in the notes to the consolidated financial statements for the Company's fiscal period ended March 31, 1996, as compared to the year ended December 31, 1995.



In the opinion of the Management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.





2.  Initial Public Offering



The Company completed its Initial Public Offering which was consummated on February 13, 1996. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million in other expenses, was $41,350,000.



Immediately prior to the Initial Public Offering, the Company effected the following events (collectively, the "Incorporation Transactions"): (i) $10 million principal amount of the convertible exchangeable subordinated notes was converted into 4,547 shares of Common Stock pursuant to their conversion provisions, (ii) the Company issued an aggregate of 93,180 shares of Common Stock to the stockholders of HCM (the "Founders") in exchange for all outstanding capital stock of HCM, and the holders of certain partnership interests of CVNY in exchange for all of their partnership interests in CVNY, and (iii) the Company effected a 133.0236284-for-1 stock split of the outstanding shares of Common Stock and issued an aggregate of 13,000,000 shares of Common Stock to the holders thereof. As a result of the consummation of the Incorporation Transactions, the Company is the sole stockholder of HCM, the managing general partner of CVNY, and CVNY continues to carry on its business as an indirect wholly owned subsidiary of the Company.



Stockholders' equity, and all per share data, have been restated to give retroactive recognition to the stock split in prior periods.



3.  Legal Proceedings



     In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The suit is in its preliminary stages and although the Company believes that it has meritous defenses to the claims asserted against it, and intends to defend itself vigorously, the ultimate outcome of this matter cannot be determined at the present time. There can be no assurance that any recovery by the plaintiffs will not have a material adverse effect on the financial condition or operating results of the Company in the period in which the matter is resolved.



      In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service to the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.



4. Recently Adopted Financial Accounting Pronouncements



     Effective January 1, 1996, the Company adopted SFAS No.
123 "Accounting for Stock-Based Compensation," which statement allows companies either to measure the compensation cost in connection with employee stock compensation plans using a fair value based method or continue to use the intrinsic value based method, which generally does not result in compensation cost.






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND

     RESULTS OF OPERATIONS



 The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1995.



Results of Operations



     The operational priority for the first three months of 1996 was the smooth transition to a CellularVision management team, from a system run by Bell Atlantic Corporation management the past two years. In addition to subscriber growth and churn issues, the company focused on the launch of its third cell on April 5th and the transition of an experimental cell to full commercial deployment.



     The company began offering premium programming services in April 1995 and Pay-Per-View services at the end of June 1995. As a result the Company experienced an increase in average monthly revenue per subscriber of $15.00, from $29.00 for the month of March 1995 to $44.00 for the month of March 1996. The Company's pay-to-basic ratio (the number of premium channels subscribed to, divided by the aggregate number of subscribers) at March 31, 1996 was 277%. The Pay-Per-View buy rate (the number of pay-per-view events purchased per month, divided by the aggregate number of subscribers) was 32% in March 1996.



     In 1995, an average of approximately 11.3 percent of the Company's subscribers per month canceled their service. This was due in large part to two manufacturing flaws in the set-top converter which degraded reception quality. Due to these flaws, the company sharply reduced its marketing efforts in October of 1995.



     The set-top box vendor, at their expense, corrected the manufacturing flaws during the first three months of 1996. The Company conducted extensive field trials before re-deploying the product. As a result the Company experienced a reduction in churn to an average of 9.2% in this period. The churn in the first commercial cell which averaged 10.8% for 1995 was reduced to 5.6% for the quarter. Sales and Marketing efforts resumed on April 5, 1996 and include door-to-door, direct mail and telemarketing campaigns. In our initial month of marketing the Company added over 500 new subscribers bring our current total to approximately 4500. The Company intends to increase its marketing efforts over the next few months.



Three Months Ended March 31, 1996 Compared to Three Months
Ended March 31, 1995.



     Revenue increased $476,000 from $18,000 for the three months ended March 31, 1995 to $494,000 for the three months ended March 31, 1996. The increase in revenue is attributable to an increase in subscribers and the addition of premium and pay-per-view services during April and June 1995, respectively.



     Operating expenses increased $1,119,000 from $1,830,000 for the three months ended March 31, 1995 to $2,949,000 for the three months ended March 31, 1996. This increase is primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization.



     Service costs increased $275,000 from $11,000 for the three months ended March 31, 1995 to $286,000 for the three months ended March 31, 1996. Such costs, primarily fees paid to providers of television programming increase with the growth in subscribers.



     Selling, general and administrative expenses increased $1,131,000 from $1,057,000 for the three months ended March 31, 1995 to $2,188,180 for the three months ended March 31, 1996. The increase in selling, general and administrative expenses is primarily attributable to headcount-related costs (as the Company's employee base rose from 33 at March 31, 1995 to 63 at March 31, 1996), sales and marketing-related costs and increased legal costs associated with the FCC licensing process. Legal costs attributable to FCC matters should decrease as the FCC makes its final decision on the LMDS rulemaking proceedings. As the build-out of its network of transmitters continues, the Company intends to implement a variety of mass marketing programs which should result in an increase in total sales and marketing expenses.



     Management fees decreased $673,000 from $673,000 for the three months ended March 31, 1995 to $0 for the three months ended March 31, 1996. The decrease in management fees is attributable to the termination of the management agreement with Bell Atlantic Corporation.



     Depreciation and amortization increased $386,000 from $89,000 for the three months ended March 31, 1995 to $475,000 for the three months ended March 31, 1996. The increase in depreciation and amortization costs was due primarily to the purchase of customer premises equipment, equipment for three transmitter sites and the continued build-out of the Company's customer service/administrative facility.



     Interest expense decreased $96,000 from $560,000 for the three months ended March 31, 1995 to $464,000 for the three months ended March 31, 1996. This decrease is due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinate notes payable to common stock in conjunction with the IPO, and the repayment of approximately $3.5 million of notes payable from the proceeds of the IPO.



     The net loss for the three months ended March 31, 1996 was $2,776,000 compared to a net loss of $2,216,000 for the three months ended March 31, 1995. The increase in net loss is due primarily to increased operating expenses due to costs associated with the Company's commercial rollout and increased subscriber base.



Liquidity and Capital Resources



     In February 1996, the Company consummated the Initial
Public Offering of 3,333,000 shares of Common Stock
(including an aggregate of 333,000 shares sold by certain shareholders of the Company) at the initial offering price of $15.00 per share. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million of other expenses, were approximately $39,350,000.



     The Company expects that the net proceeds of the Initial Public Offering and internally generated funds will be sufficient to build out its multichannel broadband cellular television system to pass most of the households in the New York PMSA, and believes that its sources of capital, including internally generated funds and the net proceeds of the Initial Public Offering, will be adequate to satisfy anticipated capital needs and operating expenses for the year.



     For the three months ended March 31, 1996, the Company expended $4,265,000 on operating activities. Of these activities $2.3 million represents the payment of liabilities and obligations incurred during the fourth quarter of 1995. During the same period, capital expenditures were $894,000, consisting primarily of transmitter deployment and the purchase of customer premises equipment. The Company anticipates 1996 capital expenditures of approximately $34 million, which include the cost of constructing approximately 17 additional cell sites, an additional head-end facility, purchasing customer premises equipment, related installation costs and various office- and warehouse-related costs. The actual amount of costs for such capital expenditures may differ.



     With proceeds from the initial public offering, the Company paid approximately $3.6 million in principal and interest to Bell Atlantic Corporation to satisfy the note payable at December 31, 1995.



     The Company paid $1.5 million of deferred offering costs during the first quarter.



     The Company has recorded net losses and negative operating cash flow in each period of its operations since inception. While such losses and negative operating cash flow are attributable to the start-up costs incurred in connection with the roll-out of the Company's system, the Company expects to continue experiencing operating losses and negative cash flow for at least one year as a result of its planned expansion within the New York PMSA.



     The Company is able to control the timing of deployment of capital resources based on the variable cost nature of the business and the incremental fixed cost per transmitter site constructed. The Company's current business strategy is based on rapid subscriber growth. Should capital conservation measures be required, the Company may slow the rate of subscriber growth or delay additional transmitter deployment, enabling the Company to operate for an extended period of time.










PART II - OTHER INFORMATION



ITEM 1 -- LEGAL PROCEEDINGS



Prior to 1992, Vahak and Shant Hovnanian were officers, directors and principal shareholders of Riverside Savings
Bank, a state-chartered savings and loan association that entered receivership in 1991. In certain civil litigation against the Hovnanians and others that ensued, which is pending in the U.S. District Court for the District of New
Jersey, the Resolution Trust Corporation has alleged simple and gross negligence and breaches of fiduciary duties of care and loyalty on the part of the defendants. Although this action is still in its preliminary stages, the defendants have obtained dismissal of certain allegations and intend to continue to vigorously defend the action.

In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The suit is in its preliminary stages and although the Company believes that it has meritorious defenses to the claims asserted against it, and intends to defend itself vigorously, the ultimate outcome of this matter cannot be determined at the present time. There can be no assurance that any recovery by the plaintiffs will not have a material adverse effect on the financial condition or operating results of the Company in the period in which the matter is resolved.

In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.



ITEM 2 -- CHANGES IN SECURITIES



          None.



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES



          None.



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS



          None.



ITEM 5 -- OTHER INFORMATION



          None.


















ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K



a.  Exhibits:



3.1*
Certificate of Incorporation.

3.2*
By-laws.

4.1*
Form of Common Stock Certificate.

4.2*
Stockholders Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., Shant S. Hovnanian, Bernard
B. Bossard and Vahak S. Hovnanian.

4.3*
Registration Rights Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Inc. and Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor.

10.1*
Amended and Restated License Agreement, together with
Addendum to License Agreement, each dated as of July 7, 1993, by and between CellularVision Technology &
Telecommunications, L.P. and CellularVision of New York,
L.P. and certain amendments and supplements thereto.

10.2*
Reserved Channel Rights Agreement, dated as of July 7, 1993, by and between Vahak S. Hovnanian, Shant S. Hovnanian,
Bernard B. Bossard, CellularVision of New York, L.P. and
Bell Atlantic Ventures XXIII, Inc.

10.3*
Restructuring Agreement, dated as of January 12, 1996, by and among the Company, CellularVision of New York, L.P., Hye Crest Management, Inc., Suite 12 Group, Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor, Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian.

10.4*
CellularVision USA, Inc. 1995 Stock Incentive Plan.

10.5*
Employment Agreement, dated as of October 18, 1995, between
CellularVision USA, Inc. and Bernard B. Bossard.

10.6*
Employment Agreement, dated as of October 18, 1995, between
CellularVision USA, Inc. and Shant S. Hovnanian.

10.7*
Employment Agreement, dated as of January 1, 1996, between
CellularVision USA, Inc. and John Walber.

10.9*
Intercompany Agreement, dated January 12, 1996, by and among
CellularVision USA, Inc., CellularVision Technology &
Telecommunications, L.P., CellularVision of New York, L.P.,
Shant S. Hovnanian, Bernard B. Bossard and Vahak S.
Hovnanian.



10.10*
Second Addendum to License Agreement, dated as of January
12, 1996, by and between CellularVision Technology &
Telecommunications, L.P. and CellularVision of New York,
L.P.

10.11*
Corporate Name License and Grant of Future Licenses
Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and
CellularVision USA, Inc.

10.12*
Amended and Restated Agreement of Limited Partnership of
CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic
Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto.

10.13*
Master Amendment Agreement, dated as of October 8, 1993, by and among Vahak S. Hovnanian, Shant S. Hovnanian, Bernard B. Bossard, Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XXIII, Inc. and Philips PGNY Corp.

10.14*
Second Master Amendment Agreement, dated as of December 29, 1993, by and among Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor.

10.15*+
Note Purchase Agreement, dated as of December 29, 1993, between CellularVision of New York, L.P. and Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York with respect to the issuance and sale of $12,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P.

10.16*
Agreement of Lease, dated May 9, 1994, by and between Cellular Vision of New York and New York City Economic
Development Corporation and Sublease, dated March 8, 1995, between CellularVision of New York, L.P. and Harvard Fax,
Inc.

10.17*
Communications Antenna Site Agreement, dated December 6,
1994, between CellularVision of New York L.P. and Tower
Owners, Inc., as amended.

10.18*
Master Lease Agreement No. 6035, dated December 12, 1995, between Linc Capital Management, a division of Scientific Leasing Inc., and CellularVision of New York, L.P., together with the Schedules and Addendum No. 1 thereto; Warrant Certificate Nos. 1, 2 and 3, dated December 14, 1995, issued to Linc Capital Partners, Inc. by the Company.

10.19*
Master Equipment Lease, dated December 14, 1995 between Boston Financial & Equity Corporation and CellularVision of New York, L.P., together with the Schedules and the Addendum thereto; Warrant Certificate Nos. 4 and 5, dated December 14, 1995, issued to Boston Financial & Equity Corporation by the Company.

10.20*
Senior Convertible Term Note, dated December 1, 1995, in the principal amount of $3,521,257 issued to Bell Atlantic Ventures XXIII, Inc. by CellularVision of New York, L.P. and CellularVision USA, Inc. and the Agreement, dated as of December 1, 1995, by and among CellularVision USA, Inc., CellularVision of New York, L.P., and Bell Atlantic Ventures XXIII, Inc.

10.21*
Warrant, dated June 1, 1994, issued by CellularVision of New
York, L.P. to Alex. Brown & Sons Incorporated.



10.22*
Warrant, dated June 1, 1994, issued by CellularVision of New
York, L.P. to Mark B. Fisher.

10.23*
Warrant, dated December 29, 1993, issued by CellularVision of New York, L.P. to Peter Rinfret.

10.24*
Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Alex. Brown Financial Corporation.

10.25*
Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Mark B. Fisher.

10.26*
Non-qualified Stock Option Agreement under the
CellularVision USA, Inc. 1995 Stock Incentive Plan, dated as of January 15, 1996, by and between the Company and John
Walber.

10.27*
Non-qualified Stock Option Agreement under the
CellularVision USA, Inc. 1995 Stock Incentive Plan, dated as of January 15, 1996, by and between the Company and George
J. Parise.

10.28*
Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P.,
Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S.
Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures
XXIII, Inc.

10.29
Exchange Notes, dated as of December 15, 1995, of
CellularVision USA, Inc. issued to Morgan Guaranty Trust
Company of New York, as trustee of the Commingled Pension
Trust Fund (Multi-Market Special Investment) of Morgan
Guaranty Trust Company of New York, and as Investment
Manager and Agent for an Institutional Investor, in the principal amounts of approximately $5.0 million and $1.3 million, respectively (form of Exchange Note included as Exhibit A-2 to Exhibit 10.15 above).

21*
Subsidiaries of CellularVision USA, Inc.

23.1*
Consent of Coopers & Lybrand L.L.P.

23.2
Consent of Willkie Farr & Gallagher (included in Exhibit 5).

24*
Power of Attorney.

__________________

*    Incorporated by reference to the Company's Registration
Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

+ An identical note purchase agreement has been entered into by CellularVision of New York, L.P. and Morgan Guaranty Trust Company of New York, as Investment Manager and Agent for an Institutional Investor with respect to the issuance and sale of $3,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P.



b.  Current Reports on Form 8-K:



The Registrant did not file any reports on Form 8-K during the period beginning January 1, 1996 and ending March 31, 1996.






SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     CELLULARVISION USA, INC.







Date: May 15, 1996                      By:    /s/ Shant S.
Hovnanian

     Shant S. Hovnanian

     President and

     Chief Executive Officer







??

(..continued)

















2



1

4

FORM10Q.DOC
CELLULARVISION USA, INC.
 (A Development Stage Company)

NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


6

5

FORM10Q.DOC

9

FORM10Q.DOC


10



10

FORM10Q.DOC


11



11

12

13

FORM10Q.DOC



14