Form 10-Q/A
period 1996-03-31
CELLULARVISION USA INC
filed 1996-07-09
CIK 1002520

Submitted pursuant to Rule 901(d) of Regulation S-T.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996
                                        or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                       Commission file number:  000-27582

                            CELLULARVISION USA, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              13-3853788
- -----------------------------------------  -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             505 Park Avenue
            New York, New York                            10022
- -----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 751-0900
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No. X
                                      ---     ---

The number of outstanding shares the registrant's common stock, per value U.S. $.01 per share, as of March 31, 1996 was 16,000,000.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CELLULARVISION USA, INC.


Date: July 9, 1996                              By: /s/ Shant S. Hovnanian
                                                   -----------------------
                                                        Shant S. Hovnanian
                                                        President and
                                                        Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.      Description
- -----------      --------------
    27           Financial Data Schedule