Form 10-Q
period 1996-06-30
CELLULARVISION USA INC
filed 1996-08-13
CIK 1002520

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number:                     000-27582

                           CELLULARVISION USA, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                           13-3853788
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

              505 PARK AVENUE
             NEW YORK, NEW YORK                        10022
    -----------------------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)

                                (212) 751-0900
             (Registrant's telephone number, including area code)

                                Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The number of outstanding shares the registrant's common stock, par value U.S. $.01 per share, as of, June 30, 1996 was 16,000,000.

Total number of pages in this Report including Exhibits, if any: 31

                                             CELLULARVISION USA, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                                INDEX TO FORM 10-Q

                                                                                                          Page(s)
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
Consolidated Balance Sheets as of December 31,
1995 and the Six Months Ended June 30,
1996 (unaudited)...........................................................................................1

Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 1995 and the
Three and Six Months Ended June 30, 1996 (unaudited).......................................................2

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1995 and the
Six Months Ended June 30, 1996 (unaudited).................................................................3-4

Notes to Consolidated Financial Statements (unaudited).....................................................5-7

ITEM 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................................................8-10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings................................................................................11
ITEM 2 -- Changes in Securities............................................................................11
ITEM 3 -- Defaults Upon Senior Securities..................................................................11
ITEM 4 -- Submission of Matters to a Vote
                  of Security Holders......................................................................11
ITEM 5 -- Other Information................................................................................11-12
ITEM 6 -- Exhibits and Reports on Form 8-K.................................................................12-15

Signature Page.............................................................................................16


PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                         DECEMBER 31, 1995  JUNE 30, 1996
                                                                            (Unaudited)
                                                         --------------------------------
Current assets:
     Cash and cash equivalents ........................      $ 3,536,354   $31,790,878
     Accounts receivable,
         net of allowance for doubtful
         accounts of $133,730 and $79,651 .............          410,141       244,284
     Due from affiliates                                           --          606,207
     Prepaid expenses and other .......................          228,803       210,495
     Deferred offering costs ..........................        1,619,972            --
                                                              ----------   -----------
             Total current assets .....................        5,795,270    32,851,864
     Property and equipment, net of
         accumulated depreciation of
         $981,466 and $1,867,749 ......................        6,321,768     7,311,853
     Intangible assets, net of accumulated
         amortization of $39,564 and
         $54,671 ......................................           97,177       157,729
     Debt placement fees ..............................          622,678       235,716
     Other noncurrent assets ..........................          158,594       116,619
                                                             -----------   -----------

             Total assets ........................           $12,995,487   $40,673,781
                                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable ...............................     $    355,490    $     59,092
     Accrued liabilities ............................        2,246,349       1,366,602
     Due to affiliates ..............................        1,294,812            --
     Note payable to affiliate ......................        3,521,257            --
     Other current liabilities ......................           24,799          42,810
                                                          ------------    ------------
                  Total current liabilities .........        7,442,707       1,468,504
     Convertible exchangeable
         subordinated notes payable .................       12,576,324            --
     Exchange notes .................................        6,295,017       6,254,709
                                                          ------------    ------------
                  Total liabilities .................       26,314,048       7,723,213
Commitments and contingencies (Note 8)
Stockholders' (deficit) equity:
     Common Stock, ($.01 par value;
         40,000,000 shares authorized;
         12,395,142 and 16,000,000 shares
         issued and outstanding) ....................          123,951         160,000
     Preferred Stock, ($.01 par value; 20,000,000
         shares authorized; none issued and
         outstanding)

     Additional paid-in capital .....................        6,401,454      58,267,533
     Deficit accumulated during the development stage      (19,843,966)    (25,476,965)
                                                          ------------    ------------

Stockholders' (deficit) equity ......................      (13,318,561)     32,950,568
                                                          ------------    ------------
                  Total liabilities and
                  Stockholders' (deficit)
                  equity ............................     $ 12,995,487    $ 40,673,781
                                                          ============    ============



             The accompanying notes are an integral part of these
                            financial statements.

                                          CELLULARVISION USA, INC.
                                       (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                        January 1, 1992
                                                   Three Months                  Six Months            (date of inception)
                                                  Ended June 30,               Ended June 30,             to June 30,
                                              1995            1996          1995            1996             1996
                                              ----           ----           ----            ----             ----

Revenue .............................   $    136,051    $    384,423    $    153,725    $    878,105       2,181,322
                                        ------------    ------------    ------------    ------------    ------------

Expenses:
        Service costs ...............         67,821         252,876         79, 079         539,024       1,207,718
        Selling, general and
            administrative ..........      1,216,379       2,606,437       2,273,583       4,794,617      15,613,428
        Management fees .............        674,406                                       1,347,581       4,494,941
        Depreciation and amortization        146,877         576,887         235,534       1,051,390       2,739,807
                                        ------------    ------------    ------------    ------------    ------------
                                           2,105,483       3,436,200       3,935,777       6,385,031      24,055,894
                                        ------------    ------------    ------------    ------------    ------------
         Operating loss .............     (1,969,432)     (3,051,777)     (3,782,052)     (5,506,926)    (21,874,572)
Interest income .....................        102,865         374,611         259,335         517,960       1,548,498
Interest expense ....................       (561,834)       (180,324)     (1,121,776)       (644,033)     (5,150,891)
                                        ------------    ------------    ------------    ------------    ------------
            Net loss ................   $ (2,428,401)   $ (2,857,490)   $ (4,644,493)   $ (5,632,999)    (25,476,965)

Net loss per common share ...........   $       (.20)   $       (.18)   $       (.37)   $       (.37)
                                        ------------    ------------    ------------    ------------

Weighted average number of shares of
common stock ........................     12,395,142      16,000,000      12,395,142      15,138,839
                                        ------------    ------------    ------------    ------------

      The accompanying notes are an integral part of these financial statements.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 SIX MONTHS ENDED JUNE 30,    JANUARY 1, 1992
                                              -----------------------------      (DATE OF
                                                                                 INCEPTION)
                                                                                 TO JUNE 30,
                                                                              ---------------
                                                   1995            1996            1996
                                              -------------   -------------   ---------------
Cash flows from operating activities:
   Net loss ...............................   $ (4,644,493)   $ (5,632,999)   $(25,476,965)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ......        235,534       1,051,390       2,739,807
       Amortization of placement fees .....         96,451          44,136         396,771
       Provision for doubtful accounts ....          4,744         209,370         411,478
       Stock compensation expense .........                        150,000         150,000
       Changes in assets and liabilities:
         Accounts receivable ..............        (77,039)        (43,513)       (655,765)
         Prepaid expenses and other .......        (59,319)         18,308         (22,041)
         Accounts payable and accrued
            liabilities ...................         59,475       1,041,713       1,989,205
         Other current liabilities ........         12,549          18,011          40,560
         Due to affiliates ................        637,407      (1,901,019)      2,748,821
         Accrued interest .................      1,020,429           4,954       3,876,295
         Other noncurrent assets ..........         (8,626)         41,975        (116,619)
                                              ------------    ------------    ------------
           Net cash used in
              operating activities ........     (2,722,888)     (4,997,674)    (13,918,453)
                                              ------------    ------------    ------------

Cash flows from investing activities:
     Intangibles ..........................                        (60,552)       (197,293)
     Property and equipment additions .....     (3,072,718)     (2,041,475)    (12,479,842)
     Proceeds from sale of property
       and equipment ......................                                      2,608,261
     Purchase of available-for-sale
       securities .........................     (2,925,711)                    (26,916,209)
     Maturities of available-for-sale
       securities .........................      8,048,056                      26,916,209
                                              ------------    ------------    ------------

           Net cash provided by (used in)
             investing activities .........      2,049,627      (2,102,027)    (10,068,874)
                                              ------------    ------------    ------------
   Cash flows from financing activities:
     Advance to HCM stockholders ..........                                     (3,000,000)
     Contributions ........................                                     10,821,878
     Distribution .........................         (8,331)        (13,889)     (1,336,614)
     Convertible exchangeable subordinated
       notes payable ......................                                     15,000,000
     Proceeds from sale of stock ..........                     41,850,000      41,850,000
     Repayment of note payable affiliate ..                     (3,521,257)     (3,521,257)
     Payment of deferred offering costs ...                     (2,960,629)     (3,060,491)
     Placement costs ......................        (65,926)                       (975,311)
                                              ------------    ------------    ------------

         Net cash (used in) provided by
           financing activities ...........        (74,257)     35,354,225      55,778,205
                                              ------------    ------------    ------------
         Net (decrease) increase in cash
           and cash equivalents ...........       (747,518)     28,254,524      31,790,878
Cash and cash equivalents, beginning of
  period ..................................      7,421,171       3,536,354              --
                                              ------------    ------------    ------------
Cash and cash equivalents, end of period ..   $  6,673,653    $ 31,790,878    $ 31,790,878
                                              ============    ============    ============


                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 SIX MONTHS ENDED JUNE 30,    JANUARY 1, 1992
                                              -----------------------------      (DATE OF
                                                                                 INCEPTION)
                                                                                 TO JUNE 30,
                                                                              ---------------
                                                   1995            1996            1996
                                              -------------   -------------   ---------------
Supplemental Cash Flow Disclosures:
  Cash paid for interest during the period           -         $    654,484      $    654,484

Noncash transactions:
  Common stock issued for convertible debt           -           12,731,450        12,731,450

 Write-off of debt placement fees
   in connection with conversion of
   debt for common stock                             -              342,826           342,826







   The accompanying notes are an integral part of these financial statements.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except for the events disclosed in Note 2, there has been no other material change in the information disclosed in the notes to the consolidated financial statements for the Company's fiscal period ended June 30, 1996, as compared to the year ended December 31, 1995.

In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.  INITIAL PUBLIC OFFERING

         The Company completed its Initial Public Offering which was consummated on February 13, 1996. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million in other expenses, was $39,350,000.

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

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The Company, believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial condition of the Company, but could have a material effect on operating results in the period in which the matter is resolved.


4.  SUBSEQUENT EVENTS

         On July 17, 1996, by unanimous vote, the FCC adopted the First Report and Order and Fourth NPRM, which formally establishes a band plan and sharing rules as previously proposed by the FCC in the Third NPRM. This plan allocates to LMDS 28GHz nationwide, 850 Mhz spectrum from 27.5 - 28.35 GHz on a primary basis for two-way LMDS transmissions, with an additional non-contiguous 150 MHz from 29.1 - 29.25 GHz to be shared on a co-primary basis with MSS systems. While the sharing rules adopted for the 150 MHz limit LMDS to hub-to-subscriber transmissions due to concerns about potential interference between LMDS and MSS, in the First Report and Order the FCC stated that it will revisit that limitation if the LMDS industry can demonstrate definitively that LMDS return links do not interfere with MSS systems.

         Further, in the Fourth NPRM portion of the decision, in an effort to provide additional spectrum for LMDS, the FCC proposed to allocate 300 MHz from 31.0-31.3 GHz on a primary basis for two-way LMDS use. The FCC reiterated the potential value of LMDS as "real competition" in the local telephony and multichannel video distribution markets, and stated that this additional spectrum would provide consumers access to more choices in the new services and innovative technologies. The FCC proposed to license the 850 MHz and 150 MHz blocks of 28 GHz spectrum together with the 300 MHz of 31 GHz spectrum as a single, 1.3 GHz block spectrum for LMDS licensees who prevail at auction. With regard to eligibility to hold LMDS licenses, the Fourth NPRM seeks additional comment on whether local exchange carriers and cable operators should be permitted to hold LMDS licenses in their service areas.

         In the First Report and Order, the FCC explicitly recognized the role of the Company as the only commercial Licensee of LMDS in the United States. Moreover, the FCC stated "its intention to facilitate the development of LMDS in New York and the rest of the nation," and noted that "permitting CellularVision to proceed with its business plan and existing system design in the contiguous 1 GHz for which it was originally licensed will help ensure a seamless transition for CellularVision's customers as LMDS is licensed pursuant to the band plan implemented in this Report and Order." Accordingly, demonstrating its commitment to the Company's build out of its system in the New York PMSA, in the First Report and Order the FCC grandfathered the Company's continued operations in the 27.5-28.5 GHz spectrum (which the Company currently is licensed to use) for a period of two years from the release date of the First Report and Order, July 22, 1996, or until the first GSO/FSS satellite intended to operate in the 28.35-28.50 GHz band is launched, whichever occurs later. Additionally, under the grandfather provision adopted by the FCC, the Company is authorized to use the newly designated 150 MHz at 29.1-29.25 GHz for hub-to-subscriber operations during the grandfathered period, thus allowing the Company currently to use 1,150 MHz in the New York PMSA. At the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus maintaining its 1000 MHz spectrum allocation, at 27.5.28.35 GHz AND 29.1 -
29.25 GHz. The Company may also have exclusive access to 300 MHz from 31.0 -
31.3 GHz, depending on the resolution of the Fourth NPRM.

         In the First Report and Order, the FCC stated that it anticipates processing the Company's pending application for renewal of its commercial license for the New York PMSA "at , or shortly after, the time generally-applicable LMDS service rules are adopted." The Company believes that the processing of its renewal application at the time proposed by the FCC will allow the renewed license to conform to the final rules for

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




LMDS, including the authorization of the Company to offer the panoply of LMDS services contemplated by the FCC.

         Finally, the FCC, commenting in the First Report and Order and Fourth NPRM that "it is vital to the LMDS industry to commence the licensing process as soon as possible," stated that it intends "to resolve all remaining issues on an expedited timeframe." Accordingly, the formal comment cycle in response to the Fourth NPRM begins on August 12, 1996 and concludes on August 22, 1996, an accelerated timeframe which the Company believes reflects the FCC's commitment to conclude this proceeding promptly. Thus, following the close of the Fourth NPRM's comment cycle, and possibly as soon as early Fall 1996, the Company expects the FCC to adopt a Second Report and Order in this proceeding, including final service, auction and eligibility rules for LMDS, and addressing the proposed allocation of 300 MHz in the 31 GHz band for LMDS. Additionally, the FCC could address the issue of the Company's tentative Pioneer's Preference at that time. FCC officials have stated their intent to commence the nationwide licensing of LMDS through spectrum auctions before the end of 1996.

         There can be no assurance as to when the final FCC rules for LMDS will be adopted or whether such rules, when, as if adopted, will confer upon the Company the benefits contemplated by the Third NPRM or the Fourth NPRM, or that such final rules might not have a material adverse effect on the Company.

         On August 2, 1996, House Telecommunications Subcommittee Chair Jack Fields (R-TX), together with ranking minority full committee member John Dingell (D-MI), introduced "The FCC Modernization Act of 1996," which would, among other things, repeal the FCC's authority to award pioneer's preference licenses as of the date of enactment of the bill. It is unclear whether this legislation will be enacted as proposed, and within the two month window for legislative actions by the 104th Congress when Congress reconvenes in early September. If this legislation is enacted as proposed, it is unclear how the language will be interpreted by the FCC in regard to the Company. The Company was one of six recipients of tentative pioneer's preference grants for various new services in 1992. Five of these tentative grants were confirmed with final grants as part of the FCC's conclusion of various rulemaking proceedings in 1993 and 1994. The Company was again granted a tentative pioneer's preference in July 1995, consistent with applicable pioneer's preference provisions of the General Agreement on Tariffs and Trade. Thus, the Company enjoys a unique status as the FCC's only outstanding tentative pioneer's preference awardee, and it therefore is distinguishable from 13 pending pioneer's preference requests that have not progressed to tentative awardee status. In no case, however, would this legislation, if enacted, impact the Company's current operations as commercially licensed by the FCC to serve consumers in the New York PMSA.

         On July 29, 1996 the Company distributed a preliminary offering memorandum in connection with its offering of approximately $235 million aggregate principal amount of Senior Notes due 2006. The Company intends to use the proceeds of this offering for the expansion of its communication and entertainment services to cover most of the New York PMSA and the potential expansion of its existing licensed territory to include the entire New York BTA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

         The operational priority for the second quarter of 1996 was the continued build-out of our infrastructure, with two additional cell sites completed and five additional sites presently under construction. In addition, the Company tightened credit controls on subscribers, increased its marketing efforts, and continued to explore new services (i.e. high speed Internet access) to deliver to our subscribers.

         The Company experienced an increase in monthly revenue per subscriber of $5.00 from $37.00 for the second quarter of 1995 to $42.00 for the second quarter of 1996. This increase is due in part to the Company beginning to offer premium services in April 1995 and pay-per-view services at the end of June 1995. The Company's pay-to-basic ratio (the number of premium channels subscribed to, divided by the aggregate number of subscribers) was 256% for the second quarter of 1996. The Pay-Per-View buy rate (the number of pay-per-view events purchased per month, divided by the aggregate number of subscribers) was 21% for the quarter. This percentage was affected by the lack of a major pay-per-view event during the second quarter of 1996.

         Since resuming marketing efforts in early April 1996, the Company added approximately 2,500 new net subscribers, bringing the total as of August 12, to approximately 6,500 subscribers, a growth rate of over 62%. During the second quarter, the Company tightened credit terms resulting in the Company's termination of delinquent subscriber accounts (primarily in the Company's experimental cell), resulting in an overall churn rate of 13.8% for the quarter. The churn rate for the Company's commercial cells was 6.1% for the quarter. For the month of July 1996, the Company's overall churn rate was 5.1%.

                Six and Three Months Ended June 30, 1996 Compared to Six and Three Months Ended June 30, 1995.

         Revenue increased $724,000 from $154,000 for the six months ended June 30, 1995 to $878,000 for the six months ended June 30, 1996 and increased $248,000 from $136,000 for the three months ended June 30, 1995 to $384,000 for the three months ended June 30, 1996. These increases in revenue are due primarily to an increase in subscribers and the addition of premium and pay-per-view services during the second quarter of 1995.

         Operating expenses increased $2,449,000 from $3,936,000 for the six months ended June 30, 1995 to $6,385,000 for the six months ended June 30, 1996 and increased $1,331,000 from $2,105,000 for the three months ended June 30, 1995 to $3,436,000 for the three months June 30, 1996. These increases are primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization, offset in part by the decrease in management fees due to the termination of the management agreement with the Bell Atlantic Corporation as of December 31, 1995.

         Service costs increased $460,000 from $79,000 for the six months ended June 30, 1995 to $539,000 for the six months ended June 30, 1996 and increased $185,000 from $68,000 for the three months ended June 30, 1995 to $253,000 for the three months ended June 30, 1996. These increases are due primarily to fees paid to providers of television programming which increase with the growth of revenues and subscribers.

         Selling, general and administrative expenses increased $2,521,000 from $2,274,000 for the six months ended June 30, 1995 to $4,795,000 for the six months ended June 30, 1996 and increased $1,390,000 from $1,216,000 for the three months ended June 30, 1995 to $2,606,000 for the three months ended June 30, 1996. These increases are primarily attributable to headcount-related costs (as the Company's employee base rose from

48 at June 30, 1995 to 79 at June 30, 1996), legal costs primarily associated with the FCC licensing process, payment on sale and leaseback transactions entered into December 15, 1995, and increased bad debt expense attributed to the Company's increased subscriber base.

         Management fees decreased $1,348,000 from $1,348,000 for the six months ended June 30, 1995 to $0 for the six months ended June 30, 1996 and decreased $674,000 from $674,000 for the three months ended June 30, 1995 to $0 for the three months ended June 30, 1996. The decrease in management fees is attributable to the termination of the management agreement with the Bell Atlantic Corporation as of December 31, 1995.

         Depreciation and amortization increased $815,000 from $236,000 for the six months ended June 30, 1995 to $1,051,000 for the six months ended June 30, 1996 and increased $430,000 from $147,000 for the three months ended June 30, 1995 to $577,000 for the three months ended June 30, 1996. These increases were due primarily to the purchase and installation of customer premises equipment, equipment for the Company's transmitter sites, and the continued build-out of the Company's customer service/administrative facilities.

         Interest expense decreased $478,000 from $1,122,000 for the six months ended June 30, 1995 to $644,000 for the six months ended June 30, 1996 and $382,000 from $562,000 for the three months ended June 30, 1995 to $180,000 for the three months ended June 30, 1996. These decreases are due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinated notes payable to common stock in conjunction with the IPO, and the repayment of approximately $3.5 million notes payable from the proceeds of the IPO which occurred in February 1996.

         Interest income increased $259,000 from $259,000 for the six months ended June 30, 1995 to $518,000 for the six months ended June 30, 1996 and $272,000 from $103,000 for the three months ended June 30, 1995 to $375,000 for the three months ended June 30, 1996. These increases are primarily due to the interest earned on the proceeds of the IPO not yet expended.

         Net loss for the six months ended June 30, 1996 was $5,633,000 compared to a net loss of $4,644,000 for the six months ended June 30, 1995. The net loss for the three months ended June 30, 1996 was $2,857,000 compared to $2,428,000 for the three months ended June 30, 1995. The increase in net loss is due primarily to increased operating expenses due to costs associated with the Company's continued build-out of its infrastructure, increased workforce, and increased subscriber base.


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

         With the proceeds from the initial public offering, the Company paid approximately $3.6 million in principal and interest to Bell Atlantic Corporation to satisfy the note payable at December 31, 1995. In addition, the Company paid $3 million of deferred offering costs during the first and second quarters.

         For the six months ended June 30, 1996, the Company expended $4,998,000 on operating activities. Of these expenditures, $2.3 million related to payments of liabilities and obligations incurred during the fourth quarter of 1995.

         For the six months ended June 30, 1996, the Company expended $2.1 million on property and equipment additions, consisting primarily of transmitter equipment and customer premises equipment, as the Company continues its buildout of its infrastructure and adds to its subscriber base.

         The Company anticipates 1996 capital expenditures of approximately $34 million, which includes the cost of constructing approximately 15 additional cell sites, an additional head-end facility, purchasing customer premises equipment, related installation costs and various office- and warehouse- related costs. The actual amount of costs for such capital expenditures may differ.

         On July 17, 1996, by unanimous vote, the FCC adopted the First Report and Order and Fourth NPRM. The FCC commented in the First Report and Order and Fourth NPRM that "it is vital to the LMDS industry to commence the licensing process as soon as possible," and stated that it intends "to resolve all remaining issues on an expedited timeframe." Accordingly, the formal comment cycle in response to the Fourth NPRM begins on August 12, 1996 and concludes on August 22, 1996, an accelerated timeframe which the Company believes reflects the FCC's commitment to conclude this proceeding promptly. Thus, following the close of the Fourth NPRM's comment cycle, and possibly as soon as early Fall 1996, the company expects the FCC to adopt a Second Report and Order in this proceeding, including final service, auction and eligibility rules for LMDS, and addressing the proposed allocation of 300 Mhz in the 31 Ghz band for LMDS. Additionally, the FCC could address the issue of the Company's tentative Pioneer's Preference at that time. FCC officials have stated their intent to commence the nationwide licensing of LMDS through spectrum auctions before the end of 1996.

         Because of these FCC actions, the Company believes that it has an unprecedented opportunity to expand its service territory and operations by participating in the LMDS spectrum auctions. It is anticipated that this may create significant additional capital requirements, beyond the resources currently available to the Company. Therefore, the Company is actively exploring debt financing alternatives and potential strategic relationships to ensure maximum flexibility in pursuing these growth opportunities.


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

         In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The Company, believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial condition of the Company, but could have a material effect on operating results in the period in which the matter is resolved.

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

                  None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 -- OTHER INFORMATION

On July 31, 1996 the Company signed an employment agreement with Charles N. Garber as Chief Financial Officer of CellularVision USA and Vice President of Finance for CellularVision of New York (a wholly owned subsidiary of the Company). This position had previously been vacant.

On July 29, 1996 the Company distributed a preliminary offering memorandum in connection with its offering of approximately $235 million aggregate principal amount of Senior Notes due 2006. The Company intends to use the proceeds of this offering for the expansion of its communication and entertainment services to cover most of the New York PMSA and the potential expansion of its existing licensed territory to include the entire New York BTA.

In June 1996, Hye Crest Management Inc., a wholly owned subsidiary of the Company, changed its name to CellularVision Capital Corporation.

The Company believes that Peter Rinfret, one of its directors, may assert a claim, based upon an alleged oral understanding , for a consulting fee that could range from $750,000 to $1.2 million or more. The Company has informed Mr. Rinfret that it intends to contest any such claim, if asserted, by appropriate legal proceedings. The Company has been advised by counsel that, under pertinent provisions of New York law, the likelihood of any recovery for such an alleged oral understanding beyond the time value of actual services rendered is remote.

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

                                                  12








  10.8**   Employment  Agreement,  dated as of July 31, 1996,  between  CellularVision  USA, Inc. and Charles N.
           Garber.
  10.9*    Intercompany Agreement, dated January 12, 1996, by and among CellularVision USA, Inc., CellularVision
           Technology & Telecommunications, L.P., CellularVision of New York, L.P., Shant S.
           Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian.
  10.10*   Second Addendum to License  Agreement,  dated as of January 12, 1996, by and between  CellularVision
           Technology & Telecommunications, L.P. and CellularVision of New York, L.P.
  10.11*   Corporate Name License and Grant of Future Licenses Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision USA, Inc.
  10.12*   Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic Ventures, XXIII,
           Inc. and the limited partners set forth on the signature page thereto.
  10.13*   Master Amendment  Agreement,  dated as of October 8, 1993, by and among Vahak S. Hovnanian,  Shant S.
           Hovnanian,  Bernard B. Bossard,  Hye Crest  Management,  Inc., Suite 12 Group,  CellularVision of New
           York, L.P., CellularVision Technology & Telecommunications,  L.P., Bell Atlantic Ventures XXIII, Inc.
           and Philips PGNY Corp.
  10.14*   Second Master Amendment Agreement, dated as of December 29, 1993, by and among Hye Crest Management,
           Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology &
           Telecommunications, L.P., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust
           Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special
           Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an
           Institutional Investor.
 10.15*+   Note Purchase Agreement, dated as of December 29, 1993, between CellularVision of New York, L.P. and
           Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund
           (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York with respect to the issuance and sale of $12,000,000 principal amount of Convertible Exchangeable Subordinated Notes of
           CellularVision of New York, L.P.
  10.16*   Agreement of Lease, dated May 9, 1994, by and between CellularVision of New York and New York City
           Economic Development Corporation and Sublease, dated March 8, 1995, between
           CellularVision of New York, L.P. and Harvard Fax, Inc.
  10.17*   Communications  Antenna Site Agreement,  dated December 6, 1994,  between  CellularVision of New York
           L.P. and Tower Owners, Inc., as amended.
  10.18*   Master  Lease  Agreement  No. 6035,  dated  December 12,  1995, between Linc Capital Management, a division of  Scientific  Leasing Inc., and CellularVision  of New York, L.P.,  together with the
           Schedules and Addendum No. 1 thereto; Warrant Certificate Nos. 1, 2 and 3, dated December 14, 1995, issued to Linc Capital Partners, Inc. by the Company.
  10.19*   Master Equipment Lease, dated December 14, 1995 between Boston
           Financial & Equity Corporation and CellularVision of New York,
           L.P., together with the Schedules and the Addendum thereto; Warrant
           Certificate Nos. 4 and 5, dated December 14, 1995, issued to Boston
           Financial & Equity Corporation by the Company.

                                             13








  10.20*   Senior Convertible Term Note, dated December 1, 1995, in the principal amount of $3,521,257 issued to Bell Atlantic Ventures XXIII, Inc. by CellularVision of New York, L.P. and CellularVision
           USA, Inc. and the Agreement, dated as of December 1, 1995, by and among CellularVision USA, Inc.,
           CellularVision of New York, L.P.,and Bell Atlantic Ventures XXIII, Inc.
  10.21*   Warrant,  dated  June 1, 1994,  issued by  CellularVision  of New York,  L.P.  to Alex.  Brown & Sons
           Incorporated.
  10.22*   Warrant, dated June 1, 1994, issued by CellularVision of New York, L.P. to Mark B. Fisher.
  10.23*   Warrant, dated December 29, 1993, issued by CellularVision of New York, L.P. to Peter Rinfret.
  10.24*   Warrant, dated October 8, 1993,  issued by Vahak S. Hovnanian to Alex. Brown
           Financial Corporation.
  10.25*   Warrant,  dated  October 8, 1993,  issued by Vahak S. Hovnanian to Mark B.
           Fisher.
  10.26*   Non-qualified Stock Option Agreement under the CellularVision USA, Inc. 1995 Stock Incentive Plan,
           dated as of January 15, 1996, by and between the Company and John Walber.
  10.27*   Non-qualified  Stock Option Agreement under the  CellularVision  USA, Inc. 1995 Stock Incentive Plan,
           dated as of January 15, 1996, by and between the Company and George J. Parise.
  10.28*   Agreement,  dated as of January 12, 1996, by and among  CellularVision  USA, Inc.,  CellularVision of
           New York,  L.P., Hye Crest  Management,  Inc.,  Shant S. Hovnanian,  Vahak S.  Hovnanian,  Bernard B.
           Bossard and Bell Atlantic Ventures XXIII, Inc.
  10.29*   Exchange Notes, dated as of December 15, 1995, of CellularVision USA, Inc. issued to Morgan Guaranty
           Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special
           Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an
           Institutional Investor, in the principal amounts of approximately $5.0 million and $1.3 million, respectively (form of Exchange Note included as Exhibit A-2 to Exhibit 10.15 above).
   21*     Subsidiaries of CellularVision USA, Inc.
   23.1*   Consent of Coopers & Lybrand L.L.P.
   23.2    Consent of Willkie Farr & Gallagher (included in Exhibit 5).
   24*     Power of Attorney.

- ------------------

*  Incorporated  by reference to the  Company's  Registration  Statement  in Form S-1 (File No.  33-98340)  which was declared effective by the Commission on February 7, 1996.

** Filed herewith.

+ An identical note purchase agreement has been entered into by CellularVision of New York, L.P. and Morgan Guaranty Trust
  Company of New York, as Investment Manager and Agent for an Institutional Investor with respect to the issuance and sale of $3,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P.


     b. Current Reports on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the period beginning January 1, 1996 and ending June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CELLULARVISION USA, INC.



Date: August 12, 1996                     By:     /s/ Shant S. Hovnanian
                                            ----------------------------
                                                   Shant S. Hovnanian
                                                   President and
                                                   Chief Executive Officer