Form 10-Q
period 1996-09-30
CELLULARVISION USA INC
filed 1996-11-14
CIK 1002520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number:                     000-27582
                                            ---------

                           CELLULARVISION USA, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3853788
-------------------------------------    --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

          505 PARK AVENUE
        NEW YORK, NEW YORK                               10022
-------------------------------------    --------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                  ---   ---

The number of outstanding shares the registrant's common stock, par value U.S. $.01 per share, as of, September 30, 1996 was 16,000,000.

Total number of pages in this Report including Exhibits, if any:

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              INDEX TO FORM 10-Q
                                                             Page(s)
                                                             -------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Consolidated Balance Sheets as of December 31,
1995 and the Nine Months Ended September 30,
1996 (unaudited).................................................1

Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 1995 and the
Three and  Nine Months Ended September 30, 1996 (unaudited)......2

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1995 and the
Nine Months Ended September 30, 1996 (unaudited).................3-4

Notes to Consolidated Financial Statements (unaudited)...........5-6

ITEM 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations....................7-9

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings......................................9-10
ITEM 2 -- Changes in Securities..................................10
ITEM 3 -- Defaults Upon Senior Securities........................10
ITEM 4 -- Submission of Matters to a Vote
                  of Security Holders............................10
ITEM 5 -- Other Information......................................10
ITEM 6 -- Exhibits and Reports on Form 8-K.......................11

Signature Page...................................................12

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                       DECEMBER 31, 1995           SEPTEMBER 30, 1996
                                                       -----------------           ------------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents...................         $  3,536,354                 $ 25,710,378
     Accounts receivable, net of allowance
      for doubtful accounts of $133,730 and
      $71,913....................................              410,141                      383,148
     Due from affiliates.........................                    -                      571,684
     Prepaid expenses and other..................              228,803                      261,190
     Deferred offering costs                                 1,619,972                            -
                                                          ------------                 ------------
                  Total current assets...........            5,795,270                   26,926,400
     Property and equipment, net of
         accumulated depreciation of
         $981,466 and $2,254,970.................            6,321,768                   11,090,042
     Intangible assets, net of accumulated
         amortization of $39,564 and $62,962.....               97,177                      127,472
     Debt placement fees.........................              622,678                      221,020
     Other noncurrent assets.....................              158,594                      642,465
                                                          ------------                 ------------
                  Total assets...................         $ 12,995,487                 $ 39,007,399
                                                          ============                 ============

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable............................          $   355,490                 $  1,003,207
     Accrued liabilities.........................            2,246,349                      980,887
     Due to affiliates...........................            1,294,812                            -
     Note payable to affiliate...................            3,521,257                            -
     Other current liabilities...................               24,799                       16,843
                                                          ------------                 ------------
                  Total current liabilities......            7,442,707                    2,000,937
     Convertible exchangeable
             subordinated notes payable..........           12,576,324                            -
     Exchange notes..............................            6,295,017                    6,254,709
                                                          ------------                 ------------
                  Total liabilities..............           26,314,048                    8,255,646

Commitments and contingencies (Note 8)
Stockholders' (deficit) equity:
     Common Stock, ($.01 par value;
         40,000,000 shares authorized;
         12,395,142 and 16,000,000 shares
         issued and outstanding)..................             123,951                      160,000
     Preferred Stock, ($.01 par value; 20,000,000
     shares authorized; none issued and
     outstanding)

     Additional paid-in capital..................            6,401,454                   58,267,533
     Deficit accumulated during the development
        stage....................................          (19,843,966)                 (27,675,780)
                                                          ------------                 ------------
Stockholders' (deficit) equity...................          (13,318,561)                  30,751,753
                                                          ------------                 ------------
                  Total liabilities and
                  Stockholders' (deficit)
                  equity..........................        $ 12,995,487                 $  39,007,399
                                                          ============                 ============


     The accompanying notes are an integral part of these financial statements

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                                          JANUARY 1, 1992
                                                                                                             (DATE OF
                                                      THREE MONTHS                 NINE MONTHS              INCEPTION)
                                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,        TO SEPTEMBER 30,
                                                  1995        1996              1995        1996              1996
                                                 -------      -----             ------      ------           --------
Revenue..................................  $    433,476   $    550,424     $    587,201  $  1,428,529      $  2,731,746
                                           ------------   ------------     ------------  ------------      ------------

Expenses:
    Service costs........................       186,010        186,725          265,089       725,749         1,394,443
    Selling, general and
       administrative....................     1,849,266      2,223,817        4,122,849     7,018,434        17,837,245
    Management fees......................       677,330                       2,024,911             -         4,494,941
    Depreciation and amortization........       344,937        543,692          580,471     1,595,082         3,283,499
                                           ------------   ------------     ------------  ------------      ------------
                                              3,057,543      2,954,234        6,993,320     9,339,265        27,010,128
                                           ------------   ------------     ------------  ------------      ------------
           Operating loss................    (2,624,067)    (2,403,810)      (6,406,119)   (7,910,736)      (24,278,382)
Interest income..........................       105,821        443,224          365,156       961,184         1,991,722
Interest expense.........................      (756,514)      (238,229)      (1,878,290)     (882,262)       (5,389,120)
                                           ------------   ------------     ------------  ------------      ------------
           Net loss......................  $ (3,274,760)  $ (2,198,815)    $ (7,919,253) $ (7,831,814)     $(27,675,780)
                                           ============   ============     ============  ============      ============


Net lost per common share                         $(.26)         $(.14)           $(.64)        $(.51)
                                           ------------   ------------     ------------  ------------

Weighted average number of share of
common stock                                 12,395,142     16,000,000       12,395,142    15,434,274
                                           ------------   ------------     ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,       JANUARY 1, 1992
                                            ---------------------------------------  (DATE OF INCEPTION)
                                                                                     TO SEPTEMBER 30,
                                                                                     -----------------
                                                    1995               1996                1996
                                            ------------------  -------------------  -----------------
Cash flows from operating activities:
   Net loss..............................    $(7,919,253)        $(7,831,814)        $ (27,675,780)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
        Depreciation and amortization....        580,471           1,595,082             3,283,499
        Amortization of placement fees...        145,426              58,832               411,467
        Provision for doubtful accounts..         44,644             283,939               486,047
        Stock compensation expense.......                            150,000               150,000
   Changes in assets and liabilities:
     Accounts receivable.................       (291,851)           (256,946)             (869,198)
     Prepaid expenses and other..........        (57,929)            (32,387)              (72,736)
     Accounts payable and accrued
       liabilities.......................        375,350           1,600,112             2,547,604
     Other current liabilities...........         (1,331)             (7,956)               14,593
     Due to affiliates...................      1,784,539          (1,866,496)            2,783,344
     Accrued interest....................      1,553,716               4,955             3,876,296
     Other noncurrent assets.............        (56,974)           (483,871)             (642,465)
                                            ------------------  -------------------  -----------------
                Net cash used in
                operating activities.....     (3,843,192)         (6,786,550)          (15,707,329)
                                            ------------------  -------------------  -----------------
Cash flows from investing activities:
     Intangibles.........................           (903)            (53,693)             (190,434)
     Property and equipment additions....     (4,906,012)         (6,339,958)          (16,778,325)
     Proceeds from sale of property
       and equipment.....................         79,051                                 2,608,261
     Purchase of available-for-sale
       securities........................     (6,907,826)                              (26,916,209)
     Maturities of available-for-sale
       securities........................     12,007,597                                26,916,209
                                            ------------------  -------------------  -----------------
          Net cash provided by (used in)
          investing activities...........        271,907          (6,393,651)          (14,360,498)
                                            ------------------  -------------------  -----------------

   Cash flows from financing activities:
     Advance to HCM stockholders.........              -                   -            (3,000,000)
     Contributions.......................              -                   -            10,821,878
     Distribution........................        (39,844)            (13,889)           (1,336,614)
     Convertible exchangeable subordinated
       notes payable.....................              -                                15,000,000
     Proceeds from sale of stock.........              -          41,850,000            41,850,000
     Repayment of note payable affiliate.                         (3,521,257)           (3,521,257)
     Payment of deferred offering costs..              -          (2,960,629)           (3,060,491)
     Placement costs.....................        (65,946)                  -              (975,311)
                                            ------------------  -------------------  -----------------
           Net cash (used in) provided by
           financing activities..........       (105,790)         35,354,225            55,778,205
                                            ------------------  -------------------  -----------------
           Net (decrease) increase in
           cash and cash equivalents.....     (3,677,075)         22,174,024            25,710,378
Cash and cash equivalents, beginning of
  period.................................      7,421,171           3,536,354                     -
                                            ------------------  -------------------  -----------------
Cash and cash equivalents, end of period.    $ 3,744,096        $ 25,710,378          $ 25,710,378
                                            ==================  ===================  =================


  The accompanying notes are an integral part of these financial statements.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30,      JANUARY 1, 1992
                                               ---------------------------------    (DATE OF INCEPTION)
                                                                                    TO SEPTEMBER 30,
                                                                                  ----------------------
                                                   1995                1996                1996
                                               -------------  ------------------  ---------------------
Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period          -          $   877,309         $    877,309

Noncash transactions:
     Common stock issued for convertible debt          -           12,731,450           12,731,450

     Write-off of debt placement fees
     in connection with conversion of debt for
     common stock                                      -              342,826              342,826



  The accompanying notes are an integral part of these financial statements.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except for the events disclosed in Note 2, there has been no other material change in the information disclosed in the notes to the consolidated financial statements for the Company's fiscal period ended September 30, 1996, as compared to the year ended December 31, 1995.

         In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  INITIAL PUBLIC OFFERING

         The Company completed its Initial Public Offering which was consummated on February 13, 1996. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million in other expenses, were $39,350,000.

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

3.  LEGAL PROCEEDINGS

          In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service to the army base. The suit seeks $1 million in damages. Discovery has been substantially completed and based on the information available to the Company, the Company has filed a motion to dismiss the case. While the Company cannot predict whether such motion will necessarily be successful, it has been advised by counsel that it has a strong factual basis for obtaining a successful result. The Company does not believe, that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.

                           CELLULARVISION USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The Company, believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial condition of the Company, but could have a material effect on operating results in the period which the matter is resolved.

4.  FINANCING

           On July 29, 1996 the Company distributed a preliminary offering memorandum in connection with its offering of approximately $235 million aggregate principal amount of Senior Notes due 2006. The Company intended to use the proceeds of this offering for the expansion of its communications and entertainment services to cover most of the New York Primary Metropolitan Statisctical Area ("PMSA") and the potential expansion of its existing licensed territory to include the entire New York Basic Trading Area.

           Due to adverse changes in market conditions within the high yield sector of the financial market during August 1996, the offering was withdrawn prior to pricing the issue. It is contemplated that the Company will return to the long-term debt capital markets in the future when market conditions are more favorable to obtain the capital necessary to complete the buildout of its system.

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

RESULTS OF OPERATIONS

         The Company has completed construction of seven transmitters. These cells create a service area of 768,000 homes in Brooklyn and Queens, and 300,000 homes in Manhattan. Five additional sites are under construction which will bring the total at year-end to 12 transmitters, covering almost 50% of the 3.2 million homes in the PMSA.

         The Company had previously planned to complete 19 cells by year-end 1996, but reduced this to 12 to better coordinate the construction of cells and the rollout of a focused marketing program as the cells are completed.

         The Company continued its pattern of consistent subscriber growth during the third quarter and has approximately 9,500 customers as of November 14, 1996. This represents a 46% increase since the Company reported 6,500 subscribers on August 15, 1996. The additional cells planned for launch in November and December will provide substantial additional marketable territory and will enable sales and marketing to expand their "run rate" of sales significantly, to reach a rate of 1,000 sales per week in early 1997.

         The Pay-to-Basic ratio (the number of premium channels subscribed to, divided by the aggregate number of subscribers) was 231% for the third quarter of 1996. The Company launched an in-house telemarketing effort in October. This team has had immediate success upgrading subscribers to premium packages during installation pre-calls and "welcome" calls.

         The Pay-Per-View buy rate (the number of pay-per-view events purchased per month, divided by the aggregate number of subscribers) was 27% for the third quarter of 1996.

         As part of its on-going market trial, the Company continued to install modems for high speed Internet access. The Company also demonstrated a "non-line-of-sight" telephony system, and began negotiations with NYNEX to secure interconnection and resale agreements.




          Nine and Three Months Ended September 30, 1996 Compared to
                Nine and Three Months Ended September 30, 1995.

         Revenue increased $842,000 from $587,000 for the nine months ended September 30, 1995 to $1,429,000 for the nine months ended September 30, 1996 and increased $117,000 from $433,000 for the three months ended September 30, 1995 to $550,000 for the three months ended September 30, 1996. These increases in revenue are due primarily to an increase in subscribers and the addition of premium and pay-per-view services during the second quarter of 1995.

         Operating expenses increased $2,346,000 from $6,993,000 for the nine months ended September 30, 1995 to $9,339,000 for the nine months ended September 30, 1996 and decreased $104,000 from $3,058,000 for the three months ended September 30, 1995 to $2,954,000 for the three months September 30, 1996. This increase for the nine month period is primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization, offset in part by the decrease in management fees due to the termination of the management agreement with the Bell Atlantic Corporation as of December 31, 1995. The decrease for the three month period is primarily attributable to the reduction of the Bell Atlantic Management fees offset in part by an increase in selling, general, and administrative expenses and depreciation and amortization.

         Service costs increased $461,000 from $265,000 for the nine months ended September 30, 1995 to $726,000 for the nine months ended September 30, 1996 and increased $1,000 from $186,000 for the three months ended September 30, 1995 to $187,000 for the three months ended September 30, 1996. These increases are due primarily to fees paid to providers of television programming which increase with the growth of revenues and subscribers. The slight increase for the three months is attributable to subscribers switching to packages for which service costs are lower and the Company negotiating improved revenue sharing agreements for Pay-Per-View events.

         Selling, general and administrative expenses increased $2,895,000 from $4,123,000 for the nine months ended September 30, 1995 to $7,018,000 for the nine months ended September 30, 1996 and increased $375,000 from $1,849,000 for the three months ended September 30, 1995 to $2,224,000 for the three months ended September 30, 1996. These increases are primarily attributable to headcount-related costs (as the Company's employee base rose from 58 at September 30, 1995 to 88 at September 30, 1996), and legal costs primarily associated with the FCC licensing process.

         Management fees decreased $2,025,000 from $2,025,000 for the nine months ended September 30, 1995 to $0 for the nine months ended September 30, 1996 and decreased $677,000 from $677,000 for the three months ended September 30, 1995 to $0 for the three months September 30, 1996. The decrease in management fees is attributable to the termination of the management agreement with the Bell Atlantic Corporation as of December 31, 1995.

         Depreciation and amortization increased $1,015,000 from $580,000 for the nine months ended September 30, 1995 to $1,595,000 for the nine months ended September 30, 1996 and increased $199,000 from $345,000 for the three months ended September 30, 1995 to $544,000 for the three months ended September 30, 1996. These increases were due primarily to the purchase and installation of customer premises equipment, equipment for the Company's transmitter sites, and the continued build-out of the Company's customer service/administrative facilities.

         Interest expense decreased $996,000 from $1,878,000 for the nine months ended September 30, 1995 to $882,000 for the nine months ended September 30, 1996 and $519,000 from $757,000 for the three months ended September 30, 1995 to $238,000 for the three months ended September 30, 1996. These decreases are due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinated notes payable to common stock in conjunction with the IPO, and the repayment of approximately $3.5 million notes payable from the proceeds of the IPO which occurred in February 1996.

         Interest income increased $596,000 from $365,000 for the nine months ended September 30, 1995 to $961,000 for the nine months ended September 30, 1996 and $337,000 from $106,000 for the three months ended September 30, 1995 to $443,000 for the three months ended September 30, 1996. These increases are primarily due to the interest earned on the proceeds of the IPO not yet expended.

         Net loss for the nine months ended September 30, 1996 was $7,832,000 compared to a net loss of $7,919,000 for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996 was $2,199,000 compared to $3,275,000 for the three months ended September 30, 1995. The decrease in net loss is due primarily to reduced interest expense and increased interest income due primarily to proceeds received from the IPO.


LIQUIDITY AND CAPITAL RESOURCES

         In February 1996, the Company consummated the Initial Public Offering of 3,333,000 shares of Common Stock (including an aggregate of 333,000 shares sold by certain shareholders of the Company) at the initial offering price of $15.00 per share. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million of other expenses, were approximately $39.4 million.

         With the proceeds from the initial public offering, the Company paid approximately $3.6 million in principal and interest to Bell Atlantic Corporation to satisfy the note payable at December 31, 1995. In addition, the Company paid $3 million of offering costs during the first and second quarters.

         For the nine months ended September 30, 1996, the Company expended $6.8 million on operating activities. Of these expenditures, $2.3 million related to payments of liabilities and obligations incurred during the fourth quarter of 1995.

         For the nine months ended September 30, 1996, the Company expended $6.4 million on property and equipment additions, consisting primarily of transmitter equipment and customer premises equipment, as the Company continues its buildout of its infrastructure and adds to its subscriber base.

         The Company anticipates 1996 capital expenditures of approximately $12 million, which includes the cost of completing construction of five additional cell sites during the fourth quarter, an additional head-end facility, purchasing customer premises equipment, related installation costs and various office- and warehouse- related costs. The actual amount of costs for such capital expenditures may differ. As of September 30, 1996 the Company had approximately $3.0 million of equipment deposits paid to CellularVision Technology & Telecommunications ("CT&T") pursuant to the financial requirements of CT&T's vendors.

         On July 17, 1996, by unanimous vote, the FCC adopted the First Report and Order and Fourth NPRM. The FCC commented in the First Report and Order and Fourth NPRM that "it is vital to the LMDS industry to commence the licensing process as soon as possible," and stated that it intends "to resolve all remaining issues on an expedited timeframe." Accordingly, the formal comment cycle in response to the Fourth NPRM began on August 12, 1996 and concluded on August 22, 1996, an accelerated timeframe which the Company believes reflects the FCC's commitment to conclude this proceeding promptly. Thus, with the close of the Fourth NPRM's comment cycle, the Company expects the FCC before the end of 1996 to adopt a Second Report and Order in this proceeding, including final service, auction and eligibility rules for LMDS, and addressing the proposed allocation of 300 MHz in the 31 GHz band for LMDS. Additionally, the FCC could address the issue of the Company's tentative Pioneer's Preference at that time. If the FCC takes final action on the remaining LMDS rules in 1996, as expected, LMDS auctions could commence by the end of the first quarter of 1997.

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

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages. Discovery has been substantially completed and based on the information available to the Company, the Company has filed a motion to dismiss the case. While the Company cannot predict whether such motion will necessarily be successful, it has been advised by counsel that it has a strong factual basis for obtaining a successful result. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.

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

        Since the date of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, there have been no material developments with respect to any other legal proceedings reported in Item 1 to such report.



ITEM 2 -- CHANGES IN SECURITIES

                  None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5 - OTHER INFORMATION

         The Company has previously reported a possible claim for a consulting fee from Peter Rinfret, one of its directors. Mr. Rinfret no longer asserts such a claim.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

              None


         b.  Current Reports on Form 8-K:

                  The Registrant did not file any reports on Form 8-K during the period beginning January 1, 1996 and ending September 30, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CELLULARVISION USA, INC.



Date: November 14, 1996                        By:  /s/Charles N. Garber
                                                  --------------------------
                                                   Charles N. Garber
                                                   Chief Financial Officer