Form 10-K
period 1996-12-31
CELLULARVISION USA INC
filed 1997-03-31
CIK 1002520

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
Commission File No. 000-27582

                    CELLULARVISION USA, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                              13-3853788
       (State or Other                        (I.R.S. Employer
       Jurisdiction of                         Identification
       Incorporation or                           Number)
        Organization)

              505 Park Avenue, New York, New York 10022
               (Address of Principal Executive Offices)
                            (212) 751-0900
                   (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   )

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $50,461,000 on March
26, 1997, based on the closing sale price of the Common Stock on the NASDAQ National Market system on that date.

     The number of shares of Common Stock outstanding as of March 26, 1997 was 16,000,000.


               DOCUMENTS INCORPORATED BY REFERENCE

Part III - Registrant's Proxy Statement for its Annual Meeting of
Stockholders scheduled to be held in May 1997.


                    CELLULARVISION USA, INC.
                        TABLE OF CONTENTS

                             PART I

     Item 1         Business
     Item 2         Properties
     Item 3         Legal Proceedings
     Item 4         Submission of Matters to a Vote of Security Holders

                             PART II

    Item 5          Market for Registrant's Common Equity  and Related
                    Stockholder Matters
    Item 6          Selected Financial Data
    Item 7          Management's Discussion  and  Analysis  of
                    Financial Condition and Results of Operations
    Item 8          Consolidated  Financial  Statements  and Supplementary Data
    Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                          PART      III

    Item 10         Directors and Executive  Officers  of  the Registrant
    Item 11         Executive Compensation
    Item 12         Security  Ownership of Certain  Beneficial
                    Owners and Management
    Item 13         Certain   Relationships   and   Related Transactions

                             PART IV

    Item 14         Exhibits, Financial Statement Schedules  and
                    Reports on Form 8-K

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K for the years ended December 31, 1995 and 1996 is forward-looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important factors that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, pricing and availability of equipment, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

          Changes in the factors set forth above may cause the Company's results to differ materially from those discussed in the forward-looking statements. The factors described herein are those that the Company believes are significant to the forward-looking statements contained herein and reflect management's subjective judgment as of the date hereof (which is subject to change). However, not all factors which may affect such forward-looking statements have been set forth. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


                                PART I

ITEM 1.  BUSINESS

Overview

      CellularVision USA, Inc. (together with its operating subsidiary, CellularVision of New York, L.P. ("CVNY"), the "Company") owns and operates a multichannel broadband cellular television system in an area which includes New York City under a 1,000 MHz commercial license from the Federal Communications Commission (the "FCC"). The Company has been operating a 49-channel broadband cellular television system in portions of Brooklyn on a limited basis since 1992. In December 1995, the FCC granted the Company's 34 applications for additional commercial transmitter sites. In 1996, the Company expanded its subscription television services to cover approximately one-third of its licensed service area, the 8.3 million population, New York Primary Metropolitan Statistical Area ("PMSA"), a region consisting of New York City and three suburban counties. Currently, there are approximately 2.9 million people in the area covered by the Company's ten operational transmitters in Brooklyn, Queens and Manhattan. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's transmitter permits are conditional upon, and subject to conformance with the final FCC rules for Local Multipoint Distribution Service ("LMDS").

      On March 13, 1997, the FCC released its Second Report and Order, Order on Reconsideration, and Fifth Notice of Proposed Rulemaking ("Second Report and Order") which adopted the service, auction and eligibility rules for the nationwide licensing of LMDS. The FCC stated in the Second Report and Order that it will commence processing the Company's renewal application by placing the application on Public Notice not later than 30 days after the March 13, 1997 release date of the Order. The new LMDS service rules will apply to this renewal application. As a result of its deployment efforts since 1992, and based on the license renewal expectancy earned by the Company, the Company believes the renewal application should be granted promptly by the FCC.

     The FCC's rules for LMDS set forth in the Second Report and Order authorize the Company, upon receiving its license renewal, and future providers of LMDS services in other areas, to offer a variety of two-way broadband services, such as wireless local loop telephone services, high speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television (collectively, "Two-Way Services"). The Company believes that future implementations of its multichannel broadband cellular telecommunications system will not only support these two-way services, but also be able to accommodate additional television channel capacity through the use of digital compression and other techniques, if and when the costs of such technologies make implementation commercially feasible. In addition, the FCC rules for LMDS provide for the granting, through a competitive auction process, of licenses to offer these services in basic trading areas ("BTA's") throughout the United States. The Company believes that, as a result of the licenses awarded through this proposed auction process, a new segment of the telecommunications industry will emerge based upon the multiple uses for this wide band of spectrum. The Company expects to bid in the LMDS auctions, alone or in partnership with others, to expand its operations to other territories, thus leveraging the experience and expertise it has obtained through operation of its existing LMDS system, presently the only commercial operation of LMDS in the United States. The Company believes it will be in the forefront of this new industry segment due to its early operational start date, its unique LMDS operating experience, and its existing commercial license to serve the nation's largest media market.

      In addition, pursuant to the Company's Pioneer's Preference request, the FCC may grant the Company the option to purchase on a discounted basis, an expansion of its existing licensed territory to include the entire New York BTA, a region consisting of the New York PMSA and 18 additional counties located in New York, New Jersey, Connecticut and Pennsylvania, which would bring approximately 8.9 million additional people into the Company's service area. In the Second Report and Order the FCC deferred action on the Company's tentative Pioneer's Preference award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted. The Company believes, based on the 1994 General Agreement on Tariffs and Trade ("GATT") legislation and the FCC's prior determinations not to subject parties to peer review whose Pioneer's Preference applications were accepted for filing before September 1, 1994, that this is an unnecessary regulatory requirement. The Company is currently seeking FCC clarification on this issue. Accordingly, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

Company History

      Hye Crest Management, Inc., a predecessor of the Company ("Hye Crest"), was formed in 1988 by Messrs. Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian, directors of the Company (the "Founders"). Prior to the consummation of the Incorporation Transactions (as defined below), each of the Founders held one-third of the outstanding capital stock of Hye Crest. In 1991, Hye Crest received permission from the FCC to commence commercial broadcast operations using the LMDS technology developed by Suite 12 Group, which was formed in 1986 and is also owned by the Founders in equal shares ("Suite 12"). From 1986 through 1992, Suite 12's principal operations consisted of the development of the LMDS technology. Hye Crest began service to subscribers in 1992. Suite 12 permitted Hye Crest to use certain patent rights, the LMDS technology, and head-end and transmitter equipment supporting commercial broadcast operations under an informal arrangement that was formalized in 1993 when (i) Suite 12 conveyed that equipment to Hye Crest, and (ii) Suite 12's successor, CellularVision Technology & Telecommunications, L.P. ("CT&T"), entered into a license agreement (the "CT&T License Agreement") with CVNY. The Founders collectively own 80%, and a subsidiary of Philips Electronics North America Corporation ("Philips") holds 20%, of the outstanding equity interests of CT&T.

      CVNY was formed in 1993 and initially financed by the Founders to carry on the business of Hye Crest and commercialize a multiple-use cellular telecommunications service in the New York PMSA, beginning in the Brighton Beach area of Brooklyn. Hye Crest contributed all of its operations and assets, including its FCC commercial license, to CVNY in exchange for managing general partnership interests constituting more than 90% of CVNY's outstanding equity interests. For regulatory reasons which are no longer applicable, Hye Crest temporarily held title to the head-end facilities, which have now been transferred to CVNY. Suite 12 contributed an FCC experimental license to CVNY in exchange for limited partnership interests. In July 1993, a subsidiary of Bell Atlantic Corporation ("Bell Atlantic") became the Company's first corporate investor. From 1993 to 1995, Bell Atlantic also provided certain start-
up  operational  and  management services to the Company.   In  October
1993, Philips purchased an equity interest in the Company from its Founders, and in December 1993, investment funds managed by affiliates of J.P. Morgan & Co. Incorporated ("Morgan" and, together with Bell Atlantic and Philips, the "Corporate Investors") invested in the Company.

      The Company was formed in October 1995 to serve as a holding company for 100% of both Hye Crest and CVNY. In February 1996, the Company consummated the initial public offering (the "Initial Public Offering", "IPO") of shares of its common stock, par value $.01 per share (the "Common Stock"). Immediately prior to the Initial Public Offering, the Company consummated the following events (collectively, the "Incorporation Transactions"): (i) Morgan converted $10 million principal amount of the $15 million principal amount of convertible exchangeable subordinated notes of CVNY (the "Morgan Notes") into 4,547 shares of Common Stock and exchanged $5 million principal amount, together with interest accrued thereon as of December 15, 1995, for non-convertible debt securities (the "Morgan Exchange Notes") of the Company, (ii) the Company issued an aggregate of 93,180 shares of Common Stock to the Founders in exchange for all outstanding capital stock of Hye Crest, and to Bell Atlantic, Philips and Suite 12 in exchange for all of their respective partnership interests in CVNY, and
(iii)  the  Company  effected a 133.0236284-for-1 stock  split  of  the
outstanding  shares  of  Common  Stock  and  issued  an  aggregate   of
13,000,000 shares of Common Stock to the holders thereof. As a result of the Incorporation Transactions, the Company is the sole stockholder of Hye Crest, which has no independent business, and CVNY is a wholly owned subsidiary of the Company and continues to carry on its business. In December 1995, the FCC approved the pro forma transfer of control of CVNY from Hye Crest to the Company. In July, 1996, Hye Crest changed its name to CellularVision Capital Corporation.

Business Strategy

      The Company's strategy for successful operation is based upon the following principles:

      Capture New York Cable Television Market Share. The Company intends to capture a significant portion of the 3.2 million-household New York PMSA subscription television market by instituting a mass marketing program highlighting the Company's dependable, high quality picture and low prices. The Company currently offers 49 of the most popular cable and broadcast television channels at prices 20% to 30% less than its franchised cable competitors.

      The Company's prompt, courteous and effective customer service specialists are central to the differentiating the Company from competitors. At present, the Company's average response time to a phone call is under 10 seconds and over 90% of calls are answered within 30 seconds, a response time that is better than industry standards. The Company offers same-day repair services, and customers' calls are handled 24-hours a day.

      Expand Business Class Market in New York. The Company has implemented a strategy which brings business-oriented television programming to workplaces in the New York City business and financial community where cable television connections are now unavailable or not economically viable. The Company has formed a strategic cross promotion alliance with Bloomberg Information Television (BIT). The Company currently markets a 14 channel "Business Class" service, featuring BIT and other popular news and business channels, to offices in Lower and Mid-town Manhattan.

      Expand Service Territory; Pursue New Markets. Depending upon the confirmation of the Company's tentative Pioneer's Preference and prices paid at the LMDS auctions for other BTA licenses, the Company plans to expand its service area to include the entire New York BTA, adding approximately 8.9 million people to its service area. Under its tentative Pioneer's Preference, if granted, the Company would have the exclusive right to extend its license to add this additional territory at a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. The FCC has permitted broadband Personal Communications Services Pioneer's Preference awardees to pay for their licenses over five years, with interest only payments for the first two years, at an interest rate equal to the five-year U.S.Treasury Note plus 2.5 percent. The Company believes that it will be permitted to pay for its Pioneer Preference license, if granted, under similar terms, although there can be no assurance that this will be the case. If the FCC does not grant the Company's Pioneer's Preference, the FCC, can be expected to auction this remaining portion of the New York BTA and the Company may then acquire this remaining service area at auction.

      Introduce Two-Way Broadband Services. The Company expects to be among the first LMDS operators to introduce two-way services, such as wireless local loop telephone services, high speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television, which services were authorized by the FCC in the rules for LMDS adopted in the Second Report and Order.

     In 1996 the Company introduced the first high-speed wireless modem to the New York market. Field trails of a 500 Kbps modem began in September 1996 and have been successfully completed. The $200 product operates at data rates approximately 20 times faster than conventional
28.8 Kbps modems, and approximately 4 times faster than ISDN. The Company recently began marketing trials that will continue until the expected commercial launch later in 1997.

The CellularVision TM System

      The Company's multichannel broadband cellular television system operates in the 28 GHz frequency range. Prior to the development of the Company's system, transmission of communication signals in the 28 GHz frequency range was not commercially pursued apart from limited satellite applications because technical impediments, such as intercell interference and rainfade, were thought to be insurmountable. The Company's system eliminates or significantly reduces these impediments through the placement of its cells and its unique system architecture.

       Video, telephone services ("telephony") or data signals transmitted through the Company's system, such as television programming, are received by the system from satellite transponders, terrestrial microwave facilities and/or studios at a head-end. Signals from the head-end are then transmitted to omnidirectional transmitters or a small number of broad-beam transmitting antennas (each, a "transmitter") located in each adjacent cell which, in turn, transmits the signals to subscribers within the cell. Point-to-point relays (the "relays"), which are installed with the transmitter, are used to transmit signals to cells not adjacent to the head-end. The Company then deploys small solid-state repeaters to transmit signals into shadowed areas. The signal is received at the subscriber's premises by a small (approximately six and five-eighths inches square) flat plate, high-gain antenna connected to one or more fully-addressable set-top converters. One remote control unit is provided with each set-top converter.

Competitive Advantages

      The  Company's  system  has  a number  of  significant  cost  and
technical  attributes  that  the  Company  believes  will  affect   its
competitiveness:

      Low Cost Infrastructure. The Company believes that its system offers a low cost, high quality and dependable alternative to both franchised cable systems and satellite systems, such as Direct Broadcast Satellite ("DBS"). The Company believes that it can consistently offer substantially the same services at significantly lower prices than franchised cable systems because the Company's system does not require the extensive networks of cables and amplifiers or the constant maintenance and repair of system architecture inherent in such systems. DBS systems have a lower cost per household passed but involve the expense associated with high-powered direct broadcast satellites. Currently the subscriber is required to purchase receiving equipment priced over $200 and pay up to an additional $200 for installation. In addition, subscribers are required to pay monthly charges comparable to cable rates. By comparison, the Company's subscribers have to pay up to a $50 installation fee, all or a portion of which may be waived during promotions, and monthly charges that are significantly lower than comparable cable rates.

      High Quality Picture. The Company's system has been designed to deliver a generally superior picture quality as compared to the quality generally characteristic of franchised cable or current MMDS systems. In a franchised cable system, each time a television signal passes through an amplifier, some measure of noise is added which results in a grainier picture. As a result, franchised cable picture quality generally degrades significantly depending on the distance the signal travels from the head-end to the subscriber. Current MMDS systems lack the FM video fidelity associated with the Company's system and the Company believes that these systems are also generally subject to perceptible interference. The Company's system, by contrast, has been designed to deliver its subscribers a video picture without perceptible interference under most conditions. The superior quality of the
Company's system is particularly striking on large-screen and projection televisions, which amplify the distortions and graininess characteristic of other transmission technologies.

      Dependability. As compared to franchised cable systems, the Company believes that its system provides a highly reliable signal because there is no cable, amplifiers or processing and filtering equipment between the transmitter which serves the subscriber and the subscriber's household to potentially break or malfunction. Failure of any one of these components in the chain may "black-out" large portions of franchised cable systems, and diagnosis and repair efforts involve a network consisting of hundreds of miles of cable and related relay equipment, in contrast to the Company's simpler subscriber/cell alignment. The Company's transmitter installations are fully redundant, with automatic fault detection and switch-over to a back-up transmitter and an uninterruptable power supply allowing continuous broadcasts during temporary local power outages.

      Compact Antenna. Unlike currently available MMDS systems, which require rooftop mounted antennas of varying sizes up to three feet in diameter, or DBS systems, which require an 18-inch outdoor dish aimed directly at a satellite stationed low above the southern horizon, the Company's antennas, in many cases, permit reception of signals when mounted inside the subscriber's window, eliminating the need for outdoor installations.

      The Company believes that these antennas, in many cases, permit delivery of its services to the apartment buildings and office towers which are characteristic of much of its service territory without extensive in-building wiring. This wiring is necessary not only in the case of franchised cable, but also with wireless technologies such as MMDS, Satellite Master Antenna ("SMATV") service and DBS, whose signals require a direct line-of-sight to the transmitter, and, consequently, in a densely populated urban environment such as New York City, generally require rooftop antenna installation in apartment or office buildings and internal wiring of the building to deliver service to subscribers. Because the Company believes that its system will in many cases be able to be installed for an individual subscriber without such wiring, the Company expects that its marketing efforts will be simplified.

      Localized Programming and Advertising Options. The Company's channel offerings can be localized on a cell-by-cell basis, permitting, for example, channels targeted to demographic or linguistic groups in particular neighborhoods, as well as micro-marketing. In comparison, cable operators generally offer uniform programming throughout a geographic service area, and DBS systems offer the same programming on a nationwide basis and do not offer any local programming.

      Accurate, High-Speed Data Transmission. The system's high signal-to-noise ratio enables it to transmit large volumes of data at least as accurately as fiber optic systems. This capability enables it to support a high-speed, broadband data network for Internet access and private data transmission applications.

      Mitigation of the Multipath Phenomenon. Multipath is a phenomenon in broadcast transmission which results in the reception of multiple signals at the receiver (literally on multiple transmission paths) which can severely degrade the picture and audio quality or cause undesirable levels of errors in digital systems. Multipath can be a severe drawback in systems such as VHF/UHF television and currently available MMDS systems, which use AM modulation and relatively broadbeam receive antennas. The Company's system, which employs FM modulation and narrow beam receive antennas, can reject multipath degradation of the signal. Because of this advantage, the Company believes that its service will be relatively immune to the picture "ghosting" and other degradations that result from multipath.

      Large Spectrum Grant and Efficient Spectrum Usage. The Company currently has the right to use 1,000 MHz of spectrum, one of the largest blocks of spectrum ever awarded, and its system permits reuse of this spectrum in each one of its cells. This may result in advantages over competing technologies, such as MMDS systems, which typically have access to a maximum of 200 MHz of fragmented spectrum and use frequencies only once in a metropolitan area. The Company believes that its spectrum-efficient system will enhance its ability to provide localized programming and advertising options and, eventually, to examine and address on a selective basis additional business opportunities for two-way services as are permitted by the FCC in the LMDS Second Report and Order. The Company, consistent with the rules adopted in the Second Report and Order, will have exclusive access to an additional 150 MHz of 31 GHz spectrum once its current NYPMSA license is renewed, bringing its total spectrum grant to 1,150 MHz.

Future Two-Way Broadband Services

     The Company expects that future implementations of its system will support two-way services such as wireless local loop telephony, high
speed  data  transmission   (including   Internet   access),   video
teleconferencing (including distance learning and telemedicine) and interactive television. The Company's system can support two-way communication by inserting communication channels between the Company's 49 polarized video channels and transmitting such communication channels in the opposite polarization. An alternative approach to this configuration can be achieved through separation of the two-way services in a separate band assigned to LMDS in the higher frequencies. In the Second Report and Order, the FCC adopted flexible rules for LMDS that will expand the range of services that the Company is authorized to offer to its subscribers to include two-way services. Implementation of such services will be predicated upon the availability of the requisite two-way LMDS equipment, which the Company's suppliers and other third parties currently have under development and, in the case of interactive video, upon the emergence of available programming.

      The Company believes that it will have a substantial competitive advantage in providing these services to certain markets because of its inherent ability to access many sites without the cost of installing and maintaining telephone or fiber optic lines in a crowded metropolitan environment, or accessing and wiring individual buildings. This advantage will be enhanced in the case of potential two-way customers who are already multichannel television subscribers. Thus, residential subscribers may be offered an upgrade to telephony services, interactive television and high speed data access services, such as the Internet, and business subscribers who have subscribed to Business Class Service may be offered high speed broadband links for private data networks.

      The Company has demonstrated a non-line-of-site, 28 GHz wireless telephone link and video-telephony link using a prototype transceiver that supports such services. A commercial version is currently under development. The other hardware necessary to support two-way services would consist of minor modifications to off-the-shelf equipment such as switches and converters to permit existing input devices other than television sets, such as telephones and computers, to be connected to the system.

      The Company believes that two-way services can be supported without interference with its existing analog 49-channel multichannel broadband cellular television system, and that this system will support digital compression technologies when commercially viable, permitting a significant increase in the number of cable channels and at the same time permitting enhanced two-way services. Nonetheless, like any wireless system, the Company's operations will ultimately be subject to total bandwidth constraints, and the Company intends to manage its service offerings to focus on high value-added telecommunications markets for which the Company's technologies are best suited. Because the Company's offerings of two-way services could potentially be locally tailored on a cell-by-cell basis, various combinations of two-way services could be deployed.

      While the Company is not currently authorized to provide two-way services, and may not be technically prepared to begin offering any of these services on a commercial basis upon receiving authorization to do so (which will occur upon renewal of its New York PMSA license), the Company believes its system can be configured to support, and intends to offer, some or all of the following two-way services:

      Wireless local loop telephony. The Company's system could be adapted to support ordinary voice telephony, giving customers equipped with a two-way antenna the ability to plug both their television and their telephone into the same specially adapted converter box, paying for both services with a single monthly bill. Calls would be switched either at a site co-located with the local telephone company, or at a private switching facility. The Company believes deregulatory trends in the telephone industry may make this type of alternate access service an increasingly attractive business for the Company, either solely or through an alliance with strategic partners. For this reason, the Company has commenced negotiations with NYNEX, the local exchange carrier, for an interconnection and resale agreement, and has begun preparation of an application to the state authorities for the necessary approvals to provide local telephone service.

     High speed data transmission. Given the low cost of build-out, the Company believes its system provides an attractive method of linking wide area networks on a primary or back-up basis and providing individuals and businesses with high speed data transmission, including Internet access.

      Video teleconferencing. The Company has demonstrated in tests the capacity of its system to support full-duplex, full motion two-way video teleconferencing, and is evaluating the purchase of equipment that would support such a service among its subscribers within its service territory in the future. The Company intends to select a transmission standard that will permit an interface with video teleconferencing systems in other areas. The system requires a standard video camera and a two-way antenna/transceiver, and produces a quality of service attainable today on a commercial basis only through expensive fiber optic cabling and/or broadband satellite linkages. Video teleconferencing has a number of applications, including personal and business communications and specialized applications such as distance learning and telemedicine.

     Interactive television. The Company expects that demand will exist in the future for a communications medium that can support interactive television programming such as interactive home shopping, mass audience participation programs and sophisticated, multiplayer video games. The Company believes that its system's technical characteristics of low-cost build-out (especially as compared with the cost of laying fiber optic cable), high quality and two-way capability can make it a leading technology supporting these services.

Current Operations

      The Company is licensed by the FCC to conduct operations in the New York PMSA and, based on the FCC's December 1995 grant of the Company's 34 applications for additional commercial transmitter sites, intends to deploy additional transmitters that will give it access to subscribers throughout most of the New York PMSA by the end of 1997. These grants are subject to modification to conform with the FCC's final rules for LMDS. According to industry estimates, the New York PMSA includes approximately 8.3 million people, of which the Company believes a large proportion will be capable of being served by the Company's system. In addition, if the FCC grants the Company a Pioneer's Preference, under the FCC's most recent proposal, the Company would be allowed to expand its service area to include the entire New York BTA, of which the New York PMSA is a part, by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average auction price paid at the LMDS auctions for licenses in comparable service areas. See "_Industry Regulation." The expansion of the Company's licensed territory to include all of the New York BTA would bring an approximate addition of 8.9 million people into its service area. However, the Commission in the Second Report and Order, decided to subject the Company's Pioneer's Preference request to a peer review process. Therefore, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

      The Company's head-end has been fully operational since 1992 and is currently being used to transmit programming to the 10 operational cells located in Brooklyn, Queens and Manhattan. In 1996, the Company expanded its subscription television services to cover one-third of its licensed service area, the 8.3 million people New York Primary Metropolitan Statistical Area ("PMSA"), a region consisting of New York City and three suburban counties. Currently, there are approximately
2.9 million people in the area covered by the Company's 10 operational transmitters. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's transmitter permits are subject to modification to conform with the final rules for LMDS.

      The Company has leased space on 15 rooftops for its transmitters, and believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites. The Company is in negotiations for rooftop space on four additional sites in New York City, for transmitter deployment. The Company is actively pursuing over 50 sites for its repeaters. The Company has letters of intent from landlords to lease space at an additional 24 sites throughout the New York PMSA.

      The Company offers subscribers a full range of local, basic and premium programming choices. Since all of the Company's set-top converters are fully addressable, the Company also offers regular pay-per-view movies and special pay-per-view events. In addition, due to its system architecture, the Company can vary programming and advertising on a cell-by-cell basis in order to appeal to specific demographic groups. For example, the Company currently carries Russian language programming targeted to the large Russian-speaking population of the Brighton Beach area of Brooklyn, New York.

     The following table sets forth the Company's current channel line-up:

Encore*               The Disney Channel    Univision (WXTV)
Plex*                 CNBC                  BET
Starz*                C-SPAN                The International Channel
Showtime*             MSNBC                 Russian American Broadcasting
The Movie Channel*    Headline News         The Prevue Guide
Flix*                 CNN                   ESPN
HBO*                  Bloomberg             Madison Square
                      Information           Garden Network
                      Television
Cinemax*              The Weather Channel   MSG 2
Playboy Television*   Nickelodeon           MSG 3
Pay Per View Movies   TV Food Network       ESPN 2
Pay Per View Special  MTV                   SportsChannel
Pay Per View Events   VH-1                  WCBS
USA Network           E! Entertainment      WNBC
TNT                   Comedy Central        WNYW
Turner Classic Movies The Discovery Channel WABC
WTBS                  The Learning Channel  WWOR
Lifetime              Court TV              WPIX
Arts & Entertainment  Sci-Fi Channel        WNET

* Denotes premium programming.

Marketing

      Presently the Company's sales strategy incorporates a variety of targeted tactics. Direct mail is used as a response vehicle as well as a softener for door to door sales, consisting of an in-house sales force complimented by subcontractors. The Company utilizes telemarketing for both acquisition and retention purposes. In addition to sales related calls, telemarketing representatives perform installation reminder calls, customer research and welcome calls. As the build-out of its system continues, the Company intends to augment current efforts with mass marketing programs, including radio advertising and print media, to bring about increased awareness of its quality and cost advantages. At that time, the Company may supplement its direct sales force by marketing subscriber-installed units through consumer electronics and telephone retail stores.

Customer Service

     The Company's prompt, courteous and effective customer service specialists are central to differentiating the Company from competitors and attracting and retaining subscribers. To offer superior customer service as its subscriber base expands, the Company intends to provide a ratio of customer service specialists to subscribers significantly higher than that currently offered by its subscription television competitors. Presently, the Company offers same-day repair services and, customer's calls are handled 24-hours a day.

Competition

     The telecommunications industry and all of its segments are highly competitive. The Company competes with franchised cable systems and also faces or may face competition from several other sources, such as MMDS, SMATV, DBS, video service from telephone companies and television receive-only satellite dishes. Moreover, The Telecommunications Reform Act of 1996 (the "Telecommunications Reform Act"), which was passed by the U.S. Congress and signed into law by President Clinton on February 8, 1996, eliminates restrictions that prohibit local telephone exchange companies from providing video programming in their local telephone service areas, thus potentially resulting in significant additional competition from local telephone companies.

      Pay television operators face competition from other sources of entertainment, such as movie theaters and computer on-line services. Further, premium movie services offered by cable television systems have encountered significant competition from the home video industry. In areas where several off-air television broadcasts can be received without the benefit of cable television, cable television systems have experienced competition from such broadcasters. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully.

       Franchised Cable. The Company believes that its primary competition in providing video programming to subscribers is from franchised cable operators. In the New York PMSA, these operators include Time Warner, TCI and Cablevision, all of which are significantly larger and have substantially greater financial resources than the Company. The technology used by such operators is a cable system which transmits signals from a head-end, delivering local and satellite-delivered programming via a distribution network consisting of amplifiers, cable and other components to subscribers. Regular system maintenance is required due to flooding, temperature changes and other events that may lead to equipment problems. To reduce these problems, some traditional cable companies have begun installing hybrid fiber-coaxial cable networks. Although hybrid fiber-coaxial plants may substantially remedy the transmission and reception problems currently experienced by coaxial cable distribution plants, hybrid fiber-coaxial systems will still be subject to outages resulting from severed lines and failure of electronic equipment, and are very expensive to install and maintain.

      Franchised cable systems cost significantly more to build and to maintain than the Company's system. Although the Company believes its head-end equipment costs are comparable to those of franchised cable systems, the installation of cable and amplifiers required by franchised cable operators is considerably more costly than the installation of transmitters and repeaters required by the Company's system. At present, the franchised cable systems in the Company's service area offer 25 to 30 more channels than the Company's system, although the Company believes that many of these channels carry less frequently viewed programming. Moreover, the cellular architecture used by the Company will permit it to vary its channel line-up on a cell-by-cell basis, enabling it to offer the channels most in demand in individual segments of the larger media market.

      The Telecommunications Reform Act contains a provision that would
reduce  the  regulatory  burden  on  the  Company's  franchised   cable
competitors. See "_Industry Regulation-Telecommunications Reform Act."

      Multichannel Multipoint Distribution Service. MMDS "wireless cable" systems such as CAI Wireless Systems, Inc. use microwave AM signals in the 2.5 to 2.7 GHz frequency band to transmit programming directly from a head-end located on top of a local vantage point to receive antennas currently up to three feet in diameter and generally located on subscribers' rooftops. The Company believes that smaller MMDS antennas may be under development. The microwave signal is then converted to frequencies that can pass through conventional coaxial cable to a set-top converter. The Company's system, which employs FM modulation and narrow beam receive antennas, can reject multipath degradation of the signal. Because of this advantage, the Company believes that its service will be relatively immune to the picture "ghosting" and other degradations that result from multipath phenomena. The Company believes that this latter characteristic, unless mitigated by future technical developments, will limit MMDS's suitability for service in large urban areas. MMDS also operates with substantially less spectrum than the Company's 1,000 MHz allocation, limiting its video channel capacity. MMDS systems must aggregate spectrum from three separate blocks of spectrum in the 2.5 to 2.7 GHz frequency range, almost 70% of which spectrum is not available exclusively for wireless cable operations and must be leased from and shared with educational licensees, in order to provide a maximum 32 to 33 channels of video programming under current technology. Therefore, as a result of MMDS's limited spectrum and other technical constraints, the Company believes that LMDS has a distinct advantage over MMDS in providing viable competition in today's video programming marketplace.

       Satellite Master Antenna Service ("SMATV"). SMATV service operators such as Liberty Cable, typically receive signals from satellites with small satellite dishes located on a rooftop and then retransmit the signals by wire to units within a building or complex of buildings. Additionally, the FCC permits point-to-point delivery of video programming by SMATV operators with microwave licenses in the 18 GHz frequency band, which allows operators to realize economic efficiencies by linking multiple buildings from a common head-end without crossing public rights-of-way and avoiding the need for costly head-end facilities at each building served. SMATV operators delivering programming in these manners are not required to obtain a franchise from local authorities.

      Direct Broadcast Satellite ("DBS"). DBS service, which has recently been introduced in the United States, consists of the transmission of a high powered signal from a satellite directly to the home user, who is able to receive the signal on a relatively small (18 inch diameter) dish mounted on a rooftop or in the yard. DBS service does not deliver local television broadcast stations and requires the purchase of receiving equipment at a significant cost to the subscriber. The leading DBS provider currently requires its subscribers to invest in receiving equipment which the Company believes currently retails for approximately $200, and pay up to an additional $200 for installation. DBS system operators must also incur costs related to satellite launches and satellite maintenance and repair. DBS antennas in the United States must be aimed directly at a satellite stationed low above the southern horizon, and are therefore not generally practicable in urban environments such as New York City where multiple dwellings may block this line-of-sight.

      Telephone Company Provision of Video Programming. The current regulatory framework that traditionally prohibited local telephone companies, also known as local exchange companies ("LECs"), from providing video programming directly to subscribers in their telephone service areas is evolving rapidly to permit LECs to play a broader role in the competitive video marketplace. In this regard, the Telecommunications Reform Act repealed the telco-cable cross-ownership restriction, and allows LECs several options for providing video services to their telephone customers under various regulatory frameworks. Among other things, under the Telecommunications Reform Act, LECs can provide video programming to customers in their telephone service areas either as common carriers, cable systems or "open video systems," an entirely new regulatory framework. In March 1996, the FCC eliminated rules implementing the telco-cable cross-ownership restriction, and commenced a rulemaking to implement the open video systems framework in a way that will promote congressional goals of flexible market entry, enhanced competition, diversity of programming choices and increased consumer choice. In June 1996, the Commission adopted streamlined certification and regulations under which LECs and (non-LECs) can operate as open video systems providers under various conditions. On October 11, 1996, the FCC certified the first open video system. Since that time, additional certifications have been granted, including three within various portions of the Company's NY PMSA.

      While LEC delivery of video programming likely will require extensive deployment of fiber optic transmission facilities and/or highly sophisticated electronics at a substantial capital investment, LECs could provide a significant source of competition in the future.

      Television Receive-Only Satellite Dishes. Satellite dishes are used by individuals and commercial establishments for direct reception of video programming that is also shown on franchised cable and wireless cable television systems. Satellite dishes are generally more competitive in rural markets than in urban areas, principally because rural subscribers do not have access to franchised cable. Satellite dish service currently requires each subscriber to purchase and install a seven-to-ten foot diameter satellite dish, at a cost in excess of $3,000, although some operators have reduced those charges to as low as $750 for limited offerings. Additionally, cable programming (e.g., ESPN, CNN, HBO) is delivered "scrambled," requiring owners of satellite receivers to purchase descrambling units and pay annual authorization fees directly to programming suppliers. In addition, satellite systems do not deliver local broadcast television stations.

Regulatory History

      The Company's FCC Licenses. The Company holds a fixed station commercial license pursuant to a waiver of the FCC's rules in the Point-to-Point Microwave Radio Service granted by the FCC in January 1991 which authorizes the Company to use the 27.5-28.5 GHz frequency band to operate a multicell video delivery system throughout the New York PMSA. The 1,000-plus square mile New York PMSA includes the five boroughs of New York City, and Putnam, Rockland and Westchester counties. In its 1991 decision granting the Company's license, the FCC authorized the
location  of  the  Company's  first  transmitter  in  Brighton   Beach,
Brooklyn,  and  set  forth  a procedure for the  filing  of  additional
applications   for   authority  to  operate   additional   transmitters
throughout the Company's authorized service area. The January 1991 decision authorized a 24-channel video system and was modified in March 1992 to authorize operation of a 49-channel system. In addition, on December 7, 1995, the FCC granted the Company's 34 transmitter applications, conditional upon and subject to conformance with the final actions taken by the FCC in the LMDS Rulemaking proceeding.

      The Company's license is the only commercial license for this service granted by the FCC. This license was granted for a five-year term rather than the general fixed service license term of ten years in order to encourage the prompt deployment of the Company's system throughout its authorized service area, and expired in February 1996. A timely application for renewal of this fixed commercial station license was filed on December 29, 1995. The FCC stated in the Second Report and Order that it will commence processing the Company's renewal application by placing the application on Public Notice not later than 30 days after the March 13, 1997 release date of the Order. The new LMDS service rules will apply to this renewal application. While the Company has an expectation of a renewal of this license, as a result of its deployment efforts since 1992 and the FCC's adoption of a renewal expectancy provision in the Second Report and Order, there is no guarantee that the FCC will renew the license.

      Under the FCC's rules, a license automatically stays in effect pending FCC action on a timely filed renewal application. In addition, the Communications Act of 1934 (the "Communications Act") provides procedures under which any party in interest may file a Petition to Deny the renewal of a fixed point-to-point microwave license by setting forth specific allegations of fact sufficient to show that the petitioner is a party in interest and that grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. While the Company is not aware of any facts or circumstances to justify the filing of such a petition, there can be no assurance that such a petition will not be filed, or to predict the outcome of the FCC's deliberations on any such petition in advance.

      In the First Report and Order the FCC grandfathered the Company's continued operations in the 27.5-28.5 GHz spectrum (which the Company currently is licensed to use) for a period of two years from the release date of the First Report and Order, July 22, 1996, or until the first GSO/FSS satellite intended to operate in the 28.35-28.50 GHz band is launched, whichever occurs later. Additionally, under the grandfather provision adopted by the FCC, the Company is authorized to use the newly designated 150 MHz at 29.1-29.25 GHz for hub-to-subscriber operations during the grandfathered period, thus allowing the Company currently to use 1,150 MHz in the New York PMSA. At the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus maintaining its 1,000 MHz spectrum allocation, at 27.5-28.35 GHz and 29.1-29.25 GHz, along with an additional 150 MHz in the 31 GHz band, subject to license renewal, as explained below. In addition, the Second Report and Order confirms that the FCC will allow the renewed license to conform to the final rules for LMDS, including the authorization of the Company to offer the panoply of LMDS services the technology is expected to offer.

     The Company also holds an experimental license authorizing limited market tests which was granted by the FCC in 1988 and has been renewed for full two-year terms on a bi-yearly basis. Other entities hold experimental licenses for LMDS use outside of the New York BTA as well. In August 1993, the FCC approved the modification of this license to authorize two-way video, voice and data transmissions with variable modulation and bandwidth characteristics. On June 30, 1995, the Company filed a timely application for renewal of its experimental license which had an expiration date of September 1, 1995. The FCC granted the renewal application, effective September 1, 1995, for a new two-year license term. In addition, on November 26, 1996, the Company filed for an experimental license in the 31.0-31.3 GHz in the New York BTA in order to conduct limited market studies of various packages of video, telephony and/or data services delivered through 31 GHz LMDS technology. This application currently is pending before the FCC.

     The FCC's LMDS Rulemaking Proceedings. The subscription television service currently offered by the Company in New York is one example of a diverse range of telecommunications services including two-way video, telephony and data services, which could be supported by the Company's system in the 28 GHz frequency band. This range of services developed by the Company using the technology licensed from CT&T has become known as LMDS. In response to a Petition for Rulemaking and Petition for Pioneer's Preference filed by the Company in 1991, the FCC adopted a Notice of Proposed Rulemaking, Order, Tentative Decision and Order on Reconsideration ("First NPRM") in December 1992, which proposed to redesignate the 27.5-29.5 GHz band for point-to-multipoint use, and to license LMDS as a new service on a nationwide basis with the issuance of two 1 GHz licenses per service area. At that time, the FCC also tentatively granted the Company's request for a Pioneer's Preference, by which the Company would be awarded a license for the service area of its choice in recognition of its significant efforts in developing the innovative LMDS technology.

      On July 17, 1996, by unanimous vote, the FCC adopted the First Report and Order and Fourth NPRM, which formally established a band plan and sharing rules as previously proposed by the FCC in the Third NPRM. This plan allocated to LMDS the 28 GHz frequency band nationwide, 850 MHz spectrum from 27.5-28.35 GHz on a primary basis for two-way LMDS transmissions, with an additional non-contiguous 150 MHz from 29.1-
29.25 GHz to be shared on a co-primary basis with MSS systems. While the sharing rules adopted for the 150 MHz limit LMDS to hub-to-subscriber transmissions due to concerns about potential interference between LMDS and MSS, in the First Report and Order the FCC stated that it will revisit that limitation if the LMDS industry can demonstrate definitively that LMDS return links do not interfere with MSS systems.

      Further, in the Fourth NPRM portion of the decision, in an effort to provide additional spectrum for LMDS, the FCC proposed to allocate 300 MHz from 31.0-31.3 GHz on a primary basis for two-way LMDS use. The FCC reiterated the potential value of LMDS as "real competition" in the local telephony and multichannel video distribution markets, and stated that this additional spectrum would provide consumers access to more choices in the new services and innovative technologies. The FCC proposed to license the 850 MHz and 150 MHz blocks of 28 GHz spectrum, together with the 300 MHz of 31 GHz spectrum as a single, 1.3 GHz block of spectrum for LMDS licenses. The Fourth NPRM sought additional comment on whether local exchange carriers and cable operators should be permitted to hold an LMDS license in their service areas.

      Moreover, in the First Report and Order, the FCC explicitly recognized the role of the Company as the only commercial Licensee of LMDS in the United States. Moreover, the FCC stated "its intention to facilitate the development of LMDS in New York and the rest of the nation," and noted that `permitting CellularVision to proceed with its business plan and existing system design in the contiguous 1 GHz for which it was originally licensed will help ensure a seamless transition for CellularVision's customers as LMDS is licensed pursuant to the band plan implemented in the Report and Order." Accordingly, demonstrating its commitment to the Company's build-out of its system in the New York PMSA, in the First Report and Order the FCC grandfathered the Company's continued operations in the 27.5-28.5 GHz spectrum (which the Company currently is licensed to use) for a period of two years from the release date of the First Report and Order, July 22, 1996, or until the first GSO/FSS satellite intended to operate in the 28.35-28.50 GHz band is launched, whichever occurs later. Additionally, under the grandfather provision adopted by the FCC, the Company is authorized to use the newly designated 150 MHz at 29.1-29.25 GHz for hub-to-subscriber operations during the grandfathered period, thus allowing the Company currently to use 1,150 MHz in the New York PMSA. At the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus maintaining its 1000 MHz spectrum allocation, at 27.5-28.35 GHz and 29.1-29.25 GHz, along with an additional 150 MHz in the 31 GHz band, subject to license renewal, as explained below.

      On March 13, 1997, the FCC adopted the LMDS Second Report and Order in this proceeding, which includes service, auction and eligibility rules for LMDS, and addresses the proposed allocation of 300 MHz in the 31 GHz band for LMDS. This Second Report and Order largely concludes the LMDS rulemaking proceeding except for undecided issues regarding the implementation of disaggregation and partitioning, which is subject to a Fifth Notice of Proposed Rulemaking. FCC officials have stated their intent to commence the nationwide licensing of LMDS through spectrum auctions by the summer of 1997.

      The FCC in the Second Report and Order provides for two LMDS licenses per Basic Trading Area ("BTA"): one license for 1,150 MHz, the other for 150 MHz, amounting to 1,300 MHz allocated to LMDS. In addition to the non-contiguous 1 GHz of 28 GHz spectrum allocated to LMDS in the First Report and Order, the FCC has allocated an additional 300 MHz in the 31 GHz band for LMDS, 150 MHz of which will be allocated to one LMDS license, the other 150 MHz will be combined with the 1,000 MHz in the 28 GHz band.

      The 1,150 MHz license will consist of: 850 MHz in the 27.5-28.35 GHz band on a primary protected basis; 150 MHz in the 29.1-29.25 GHz band, at the present time for LMDS hub-to-subscriber transmissions only, on a co-primary basis with Mobile Satellite Service (MSS) systems; and 150 MHz in the 31.075-31.225 GHz band on a protected basis. The 150 MHz license will consist of two 75 MHz bands located at each end of the 300 MHz block in the 31.0-31.075 GHz and 31.225-31.3 GHz bands on a protected basis. LMDS licenses operating in this bifurcated 31 GHz band will be required to afford interference protection to incumbent licensees. Also, this second 150 MHz block can be combined with the 1,150 MHz license to create a 1.3 GHz LMDS system.

      In order to encourage competition in the video and telephony markets, the FCC decided to substantially restrict local exchange carriers ("LEC's") and cable companies from acquiring the 1,150 MHz LMDS license. Under the rules adopted in the Second Report and Order, LECs and cable companies will be ineligible to acquire a 20% or greater ownership interest in an 1,150 MHz LMDS license in their service region for a period of three years. An incumbent LEC or cable company is considered `in-region' and, therefore, ineligible to acquire an 1,150 MHz license, if 10% of the BTA's population is within its authorized service area. This eligibility restriction may be extended beyond the three-year period by the FCC based on a determination that Incumbent LECs or cable companies continue to have substantial market power. Also, the eligibility restriction will be examined by the FCC at the time of its annual review, the first of which will take place in the year 2000, to determine whether competition in the local telephone and video distribution industries has increased sufficiently to make these restrictions unnecessary. Finally, upon a showing of good cause by a petitioning LEC or cable company, the FCC may waive the eligibility restriction on a case-by-case basis. Cable companies and LECs will be able to bid on the 150 MHz license in their service area, as there is no such eligibility restriction on this LMDS license.

     In order to encourage small businesses to enter the LMDS industry, the FCC has adopted several opportunity enhancing measures for qualifying small businesses. The FCC will define a "small business" as an entity whose average annual gross revenues, together with controlling principals and affiliates for the three preceding years does not exceed $40 million. A small business will be entitled to a 25% bidding credit. Small businesses are also entitled to installment payments at an interest rate based on the rate for U.S. Treasury obligations of maturity equal to the license term (10yrs) fixed at the time of licensing, plus 2.5%. Payments shall include interest only for the first two years and payments of interest and principal amortized over the remaining eight years. The rate of interest on ten-year US Treasury obligations will be determined by taking the coupon rate of interest on ten-year US Treasury notes most recently auctioned by the Treasury Department before licenses are conditionally granted.
Moreover, entities with gross revenues exceeding $40 million but not exceeding $75 million, will be entitled to a 15% bidding credit and the same ten-year repayment plan as small businesses except interest and principal will be amortized over the whole ten-year period.

      The FCC also initiated a Fifth Notice of Proposed Rulemaking ("Fifth NPRM") to address the issues of disaggregation and partitioning which will enable a licensee to assign a portion of its bandwidth or geographic service area to another entity. The FCC tentatively concluded to allow disaggregation and partitioning without imposing substantial regulatory requirements and issued the Fifth NPRM to solicit public comment regarding the most effective way to implement partitioning and disaggregation for LMDS licensees.

      In the LMDS Second Report and Order, the FCC deferred action on the Company's tentative Pioneer's Preference award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted. The Company believes, based on the 1994 GATT legislation and the FCC's prior determinations not to subject parties to peer review whose Pioneer's Preference applications were accepted for filing before September 1, 1994, that this is an unnecessary regulatory requirement. The Company is currently seeking FCC clarification on this issue.
Accordingly, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

      Based on the Second Report and Order, wherein the FCC confirmed that it will commence processing the Company's commercial license renewal application for the New York PMSA within 30 days of the March 13, 1997 release of the Order, the outcome of the Pioneer's Preference award has no impact on the Company's license to operate in the New York PMSA. As previously stated by the FCC in the Third NPRM, the Pioneer's Preference would apply only to the outer portion of the New York BTA not covered by the Company's existing license for the PMSA. If the Company ultimately is awarded the Pioneer's Preference, the Company would be licensed to use the portion of the New York BTA outside the New York PMSA pursuant to the FCC's band segmentation plan (i.e., 27.5-
28.35 GHz, 29.1-29.25 GHz and 30.0-30.3 GHz). While the remainder of the New York BTA would be awarded to the Company without being subject to a spectrum auction, under the FCC's most recent proposal the Company would have the exclusive right to extend its license to add the portion of the New York BTA not included in the 1,000-plus square mile area covered by the Company's existing license for the New York PMSA by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. In addition, the FCC is considering the adoption of conditions on the Company's Pioneer's Preference similar to those placed on the Pioneer's Preferences granted to Personal
Communications Service licensees. If adopted, these conditions may require the Company to construct the system subject to the Pioneer's Preference using substantially the same technology upon which its Pioneer's Preference award is based.

Industry Regulation

      General. The proprietary LMDS technology licensed by the Company from CT&T has been repeatedly recognized formally by the FCC as a pioneering wireless communications innovation, opening a previously underutilized frequency band for terrestrial applications. At present, the Company is the only entity commercially licensed by the FCC to transmit multichannel services in the 28 GHz frequency band. Moreover, the unique LMDS technology is capable of providing a diverse range of services, including interactive, high-quality video, telephony and data services. Subsequent to the grant of the Company's commercial license in 1991, the FCC in 1992 commenced the LMDS rulemaking proceeding to develop rules for the licensing of LMDS nationwide. With the release of the Second Report and Order on March 13, 1997 providing LMDS service, auction and eligibility rules, the LMDS rulemaking is largely completed and FCC officials have stated that auctions for LMDS licenses nationwide could commence by the summer of 1997.

       From   a   regulatory  standpoint,  the  Company's  subscription
television service currently offered in the New York PMSA is not treated as a "cable system," as that term is defined by 42 U.S.C.
section 522(7) and interpreted by the FCC's rules and relevant decisions including the Second Report and Order. As the FCC has formally recognized in the Second Report and Order, as a wireless service provider, the LMDS licensee providing video programming services is not subject to franchising or regulation as a cable system. As a result, the Company is not required to comply with the FCC's onerous rules applicable to franchised cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide its video services.

      While the Company's video operations are not subject to the FCC's requirements applicable to franchised cable systems, the FCC has the power to issue, revoke, modify and renew licenses within the spectrum utilized by the Company's subscription television service, subject to FCC and judicial case law precedent, which relies on the equitable concept of renewal expectancy for any FCC licensee who acts in accord with the terms of its license and seeks to serve the public interest, convenience and necessity. The FCC also may approve changes in the ownership of such licenses, regulate equipment used by the Company's video operations, and impose certain equal employment opportunity and retransmission consent requirements.

      Telecommunications Reform Act. On February 8, 1996, President Clinton signed into law the Telecommunications Reform Act, landmark communications reform legislation that significantly relaxes various restrictions applicable to franchised cable operators and local and long distance telephone providers. Among other things, the Telecommunications Reform Act (i) allows Regional Bell Operating Companies ("RBOCs") to offer in-region video services and long distance telephone service, subject to certain requirements; (ii) preempts state laws, where applicable, allowing cable and long distance telephone companies to offer local telephone service; and (iii) amends the 1992 Cable Act to substantially deregulate cable rates.

      With regard to franchised cable operators, the Telecommunications Reform Act also contains provisions that will reduce the regulatory burdens on franchised cable systems by freeing them from rate regulation of the cable programming services tier by March 31, 1999, or immediately for systems with fewer than 50,000 subscribers. Under this new legislation, franchised cable operators also will be allowed to offer special discounts to residents of multiple dwelling units, thereby intensifying competition between franchised cable and wireless operators.

     1984 Cable Act. Under the Cable Communications Policy Act of 1984, as amended by the Telecommunications Reform Act (the "1984 Cable Act"), "cable systems" may not be operated without a franchise from applicable local government authorities. Federal law exempts from the definition of a "cable system" those systems that (i) use wire or cable within the premises of a single building only; (ii) interconnect one or more buildings only through radio facilities; or (iii) interconnect buildings, by cable or wire, provided that the system does not use public rights-of-way. Such systems, therefore, are not required to obtain franchises from applicable local government authorities and are subject to fewer regulations than traditional franchised cable operators. As the FCC has recognized in the Second Report and Order, an LMDS video distribution system, such as that operated by the Company in the New York PMSA, would not be considered a "cable system" since signals are transmitted to subscribers by radio spectrum. Moreover, all transmission and reception equipment associated with the Company's LMDS video distribution operations can be located on private property, eliminating the need for utility poles and dedicated easements.

      1992 Cable Act. On October 5, 1992, the U.S. Congress passed the 1992 Cable Act which imposes greater regulation on franchised cable operators and permits regulation of cable service rates by local franchising authorities in areas in which there is no "effective competition." The 1992 Cable Act, while primarily known for regulating cable rates, also covers numerous other issues, including (i) equal employment opportunity hiring policies; (ii) subscriber home wiring ownership; (iii) compatibility of set-top converters with television sets; (iv) carriage by private and franchise cable systems of local television stations so-called "retransmission consent" and "must carry rules;" (v) customer service standards; and (vi) non-discriminatory access to programming by Multiple Video Programming Distributors ("MVPDs").

      The Company's operations will not be subject to the rate regulation and "must carry" rules of the 1992 Cable Act which restrict the business practices of franchised cable companies.

     Retransmission Consent. Under the 1992 Cable Act, MVPDs, including the Company's wireless LMDS video distribution system, are prohibited from carrying local television signals without first obtaining the television station's consent, commonly known as a station's "retransmission consent" right. The Company has obtained all necessary retransmission consents.

      Program Access. The 1992 Cable Act also contains provisions designed to ensure access by all MVPDs to programming on fair, reasonable and non-discriminatory terms. The program access provisions prohibit vertically integrated cable programmers, programmers in which a cable operator holds a five percent or greater voting or non-voting ownership interest, a partnership interest or has a common officer or director, from discriminating against MVPDs in the prices they charge for programming. Moreover, the 1992 Cable Act's program access provisions prohibit most exclusive dealing agreements that have in the past enabled franchised cable operators to procure programming that is unavailable to competitors. The program access provisions also prohibit "non-price" discrimination by a programmer between competing MVPDs, including the unreasonable refusal to sell programming to a class of video provider, or refusing to offer particular terms to an individual video provider. On August 24, 1995, the FCC, acting on a complaint filed by the Company, ordered SportsChannel Associates, a unit of Cablevision Systems Corporation ("SportsChannel"), to offer its sports programming to the Company on non-discriminatory terms based on the FCC's finding that SportsChannel had unreasonably refused to sell such programming. SportsChannel challenged the FCC's decision by filing a Petition for Reconsideration and a Petition for Stay pending FCC action on reconsideration, which the Company opposed, and the FCC denied the petition for Stay. Additionally, on March 12, 1996, the FCC affirmed its decision in favor of the Company. In October 1995, the Company executed a contract with SportsChannel, and now offers SportsChannel programming to its subscribers.

      Compulsory Copyright License. Under federal copyright laws, permission from a television program's copyright holder generally must be secured before the video programming may be retransmitted. Cable systems, however, may obtain a compulsory copyright license and retransmit local television broadcast programming without securing the prior approval of the holders of the copyrights for such programming, by filing reports and remitting semiannual royalty fee payments to the Registrar of Copyrights.

      On January 1, 1994, the U.S. Copyright Office held that certain wireless video programming distributors, such as satellite carriers and MMDS operators, were not "cable systems" eligible for a compulsory copyright license. Subsequently, the Congress enacted the Satellite Home Viewer Act of 1994, which broadened the U.S. Copyright Office's "cable system" definition to include all wireless cable operators, arguably making the Company eligible for a copyright compulsory license. Accordingly, the Company has filed all necessary Statements of Account with the Copyright Office.

        Restrictions on Over-the-Air Reception Devices. The Telecommunications Act of 1996 directed the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through devices designed for over-the-air reception of television broadcast signals, multichannel multipoint distribution service, or direct broadcast satellite services. In a Report and Order released on August 6, 1996, the FCC established a rule that prohibits restrictions impairing the installation, maintenance or use of an antenna designed to receive numerous video programming services, specifically including LMDS. However, the Commission limited the interim applicability of this rule to antennas located on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. In a Further Notice of Proposed Rulemaking that is ongoing, the FCC is requesting further comment on situations involving: (1) property not under the exclusive use and control of a person who has a direct or indirect ownership interest; and, (2) residential or commercial property subject to a lease agreement.

Equipment and Facilities

     The unique feature of the Company's customer premises equipment is its highly-directional, flat plate, window, roof or wall mounted antenna (approximately six and five-eighths inches square) which, based on its unique characteristics and design, reduces the risk of theft of service. This antenna, which is connected to and powered by a set-top converter, makes reception of the Company's high quality signal possible. The Company's antenna permits indoor installations, in many cases, thereby avoiding the costs involved in outdoor installations. All of the Company's set-top converters are fully addressable, making pay-per-view services available to all of its subscribers, and enabling the Company to control access to all of its channels, further reducing the risk of theft of services. Subscribers are also supplied with a hand-held, wireless remote control unit. The Company presently obtains its customer premises equipment through CT&T. CT&T obtains the customer premises equipment it supplies to the Company from sole-source, third party suppliers.

      The principal physical assets of the Company's system consist of head-end equipment (including satellite signal reception equipment, demodulators, multiplexers and encoders), transmitters, repeaters and subscriber equipment, as well as office space. The Company's head-end facility collects and feeds voice, video and data information from external sources such as satellites, local television broadcast programming and Information Service Providers into the Company's system, which transmits the signals from cell to cell. The cells transmit the Company's signal directly to the subscriber's home or office where it is received by an antenna connected to a set-top converter. The Company deploys repeaters to fill in shadowed areas not served directly from the cell sites.

ITEM 2.  PROPERTIES

     The Company subleases approximately 9,800 square feet for its executive offices in Manhattan pursuant to a sublease which expires in July 1999. In addition, the Company leases approximately 9,350 square feet for its administrative, customer service and warehouse needs in Brooklyn, New York. The Company's lease for such facility terminates in May 1999. In November 1996, the Company entered into a lease for an additional 20,400 square feet of space at its Brooklyn location. This space will be utilized for the addition of a new head-end facility and for the expansion of the Company as the employee base increases. This lease will expire in October 2004.

     In addition, as the Company expanded into the Queens area in September 1996, an additional satellite office for installation, service and sales was established. The lease for 10,000 square feet expires in August 2004. The Company also leases one New York City apartment for system demonstration and general corporate purposes.

       The Company leases approximately 3,250 square feet of indoor and outdoor space on which it has constructed its head-end facility. These leases expire in 1998 and 1999.

      The Company anticipates that the 17 transmitters it plans to have deployed by the end of 1997, will give it access to subscribers throughout most of the New York PMSA. The Company leases approximately 100 square feet of space on each of fifteen rooftops for its transmitters. These leases, several of which contain seven-year renewal options, expire from 1999 to 2003. The Company is currently in final negotiations for rooftop space on four additional sites in New York City. In addition, the Company has letters of intent from landlords to lease space at a total of 24 additional sites throughout the New York
PMSA. The Company believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites.

ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. A summary judgment motion has been filed by the Company and is currently pending, requesting that the court dismiss the case. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.

     In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The Suit seeks injunctive relief and $4 million in punitive damages. The Company believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial condition of the Company, but could have a material effect on operating results in the period in which the matter is resolved.

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

ITEM 4.  SUBMISSION  OF MATTERS TO VOTE OF SECURITY HOLDERS

                                 None

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     The Common Stock is listed for quotation on the NASDAQ National Market system (the "NNM") under the symbol "CVUS." The following table sets forth high, low and closing sale prices for the Common Stock for the fiscal quarters indicated, as reported by the NNM.


                    High Sale       Low Sale      Closing Sale
1996
First Quarter*     $15.750       $10.125           11.000
Second Quarter      16.750         8.875           15.750
Third Quarter       16.750         9.250           10.000
Fourth Quarter       9.500         4.375            7.000


____________
* Commencing February 8, 1996, the first day of public trading of the Common Stock, through March 31, 1996.

     On December 31, 1996, the last sale price of the Common Stock as reported on the NNM was $7.00 per share. As of December 31, 1996, there were 41 registered shareholders of the Common Stock.

     The Company has never declared or paid any cash dividends and does not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used to finance the build-out of the Company's multichannel broadband cellular television system in the New York PMSA.



ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with Item 7_Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto included on pages 20 to 50 of this Report.

                              Year Ended December 31,

                      1992      1993     1994      1995      1996

                       (in thousands, except per share data)

Statement of
Operations
Data:
Revenue.........     $   2  $     55    $   51     $1,196     $2,190
Service
Cost............         3        24        39        603      1,175
Selling General
and
administrative..       499     1,799     2,884      5,637     10,574
Management
fees............         -       250     1,546      2,699          -
Depreciation and
amortization....         51       73       188      1,376      2,258
Total operating
expenses........        553    2,146     4,657     10,315     14,007
Operating Loss..       (551)  (2,091)   (4,606)    (9,119)   (11,817)
Net interest
income (expense)         -       100    (1,393)    (2,184)       186
Net loss........      $(551) $(1,991)  $(5,999)  $(11,303)  $(11,631)


Loss per common
share (1).......                                    (0.91)     (0.75)

Weighted average
of common shares
outstanding.....                               12,395,142  15,576,478



                                   December 31,
                      1992       1993      1994      1995      1996
Balance Sheet
Data:
Cash and short-
term investments.  $   14     $18,705   $12,544    $3,536   $19,600
Working capital
(deficiency)....      (34)     17,766    10,470    (1,647)   16,765
Net property and
equipment.......       353        407     3,469     6,322    14,158
Total assets....       559     20,096    16,922    12,995    35,924
Total debt......         -     15,000    16,756    18,871     6,260
Total
liabilities.....       239     16,115    18,861    26,314     8,972
Total equity
(deficit).......       320      3,981    (1,939)  (13,319)   26,952



1). Historical loss per common share for the years ended December 31, 1992, 1993, 1994 is not presented as it is not considered indicative of the on-going entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and the other financial information appearing elsewhere in this Report.

Information Relating to Forward-Looking Statements

      Management's Discussion and Analysis and other sections of this Annual Report include forward-looking statements that reflect the Company's current expectations concerning future results. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identity forward looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

General

      The Company owns a multichannel broadband cellular television system in an area which includes New York City under a 1,000 MHz commercial license from the FCC. The Company has been operating its 49-channel broadband cellular television system in New York on a limited basis since 1992. The December 1995 grant by the FCC of the Company's
34 applications for additional commercial transmitter sites has now put the Company in a position to expand its subscription television services to cover most of the 8.3 million people in the New York PMSA, a region consisting of the five boroughs of New York City and three suburban counties. Currently, there are approximately 2.9 million people in the area covered by the Company's ten commercially operational transmitters. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's recently granted transmitter permits are conditional upon, and subject to conformance with the final FCC rules for LMDS.

      The cost structure of the build-out of the Company's system is significantly different from that of a hard-wire cable company, which typically incurs substantial amounts of debt during infrastructure build-out, without offsetting revenues. The cost associated with infrastructure, or the ability to "pass homes," is a relatively small portion of the Company's total capital expenditure requirements. The predominant share of capital expenditures required to build out the Company's system is related to customer premises equipment, consisting of a receive antenna and set-top converter which are installed in the subscriber's home or office. Other direct costs relating to subscriber installation include sales commission and installation costs. The Company capitalizes costs associated with subscriber installation, including material and labor. These costs are then depreciated over the shorter of the estimated average period that the subscribers are expected to remain connected to the Company's system or five years.
Installation revenue, when charged to a subscriber, is recorded in current period revenue to the extent of direct sales commissions and deferred thereafter.

Operations

      The  focus  of  1996  operations  was  the  construction  of  the
CellularVision system throughout the PMSA and continued subscriber growth. CVNY built eight transmitters, bringing the current total to ten serving all of Brooklyn, and parts of Manhattan and Queens. Five additional transmitters are under construction and the Company expects to have 17 transmitters completed by the end of 1997. These transmitters will cover over 85% of the 8.3 million population in the PMSA.

      Sales and Marketing efforts include Door-to-Door, Direct Mail and Telemarketing campaigns. Since the launch of this three-pronged approach in the second quarter of 1996, CVNY has grown each month. The subscribers as of March 24, 1997, totaled approximately 12,500, more than triple the number reported at this time in 1996.

     As significant market areas (i.e., boroughs) are passed, CVNY will incorporate mass media into the marketing plan. Television and radio advertising will follow a newspaper strategy designed to increase CellularVision brand awareness. Currently, CVNY is introducing its "Business Class Service" in a series of ads running in the Wall Street Journal and New York Times.

      "Business Class Service" is a package of video, voice and data services developed for delivery to TVs and PCs in New York's financial institutions and corporations. Business Class includes 14 news and business oriented video channels, data services including high speed
Internet access, and future two-way services like telephony and video teleconferencing. In 1996, CVUS announced a strategic marketing alliance with Bloomberg Information Television (BIT). As a result, CVNY now delivers Bloomberg Information Television to hundreds of computer screens in Manhattan.

      CVUS was among the first to offer high speed Internet access. In 1996 the Company introduced the first high-speed wireless modem to the New York market. Field trails of a 500 Kbps modem began in September 1996 and have been successfully completed. The $200 product operates at data rates approximately 20 times faster than conventional 28.8 Kbps modems, and approximately 4 times faster than ISDN. The Company recently began marketing trials that will continue until the expected commercial launch later in 1997.

      Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995. Revenue increased $994,000 from 1,196,000 for the twelve months ended December 31, 1995 to $2,190,000 for the twelve months ended December 31, 1996. The increase in revenue is due to an increase in subscribers, and a full year of premium and pay-per-view services which were introduced in April and June 1995, respectively.

      Operating expenses increased $3,692,000 from $10,315,000 for the twelve months ended December 31, 1995 to $14,007,000 for the twelve months ended December 31, 1996. This increase is attributable to costs associated with the continued commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization offset in part by the elimination of management fees.

      Service costs increased $572,000 from $603,000 for the twelve months ended December 31, 1995 to $1,175,000 for the twelve months ended December 31, 1996. Service costs are fees paid to providers of television programming, and royalties paid to CT&T under the CT&T License Agreement. These costs increase as the subscriber count and associated revenues increase.

      Selling, general and administrative expense increased $4,937,000 from $5,637,000 for the twelve months ended December 31, 1995 to $10,574,000 for the twelve months ended December 31, 1996. The increase in selling, general and administrative expenses is primarily attributable to headcount-related costs (as the Company's employee base rose from 55 at December 31, 1995 to 104 at December 31, 1996), and increased payments in equipment rentals and legal fees associated primarily with the FCC rulemaking offset in part by a decrease in contractor sales as part of the sales force was brought in-house. The Company expects that its legal costs associated with FCC matters will vary dependent upon the timing and resolution of matters such as the recently approved transmitter applications and the pending final FCC rules for LMDS. CT&T paid 50% of all such legal costs through the date of the consummation of the Initial Public Offering, at which time the Company assumed all ongoing legal expenses relating to FCC matters. Following the build-out of its network of transmitters, the Company intends to implement a variety of mass marketing programs which should result in an increase in total sales and marketing expenses.

      Management fees decreased $2,699,000 from $2,699,000 for the twelve months ended 31, 1995 to $0 for the twelve months ended December 31, 1996. The decrease in management fees is attributable to the termination of the management agreement with the Bell Atlantic Corporation as of December 31,1995.

      Depreciation and amortization increased $882,000 from $1,376,000 for the twelve months ended December 31, 1995 to $2,258,000 for the twelve months ended December 31, 1996. The increase in depreciation and amortization costs is due primarily to the purchase of customer premises equipment and equipment for the Company's transmitter sites.

      Interest expense decreased $1,483,000 from $2,588,000 for the twelve months ended December 31, 1995 to $1,105,000 for the twelve months ended December 31, 1996. The decrease is due primarily to the conversion of $10,000,000 of convertible exchangeable subordinated notes payable in conjunction with the Company's' Initial Public Offering. Interest income increased $888,000 from $404,000 for the twelve months ended December 31, 1995 to $1,292,000 for the twelve months ended December 31, 1996. The increase is due primarily to the interest earned on the proceeds from the Company's Initial Public Offering in 1996.

      The net loss for the twelve months ended December 31, 1995 was $11,303,000 compared to a net loss of $11,631,000 for the twelve months ended December 31, 1996. This slight increase is due to increased service costs, selling, general and administrative expenses, and depreciation and amortization expense offset by increased revenue and interest income and decreased management fees and interest expense.

      Twelve Months Ended December 31, 1995 Compared to Twelve Months Ended December 31, 1994. Revenue increased $1,145,000 from $51,000 for the twelve months ended December 31, 1994 to $1,196,000 for the twelve months ended December 31, 1995. The increase in revenue was attributable to an increase in subscribers and the addition of premium and pay-per-view services during April and June 1995, respectively.

      Operating expenses increased $5,658,000 from $4,657,000 for the twelve months ended December 31, 1994 to $10,315,000 for the twelve months ended December 31, 1995. This increase was primarily attributable to costs associated with commercial roll-out, including service costs, selling, general and administrative expenses, management fees and depreciation and amortization.

      Service costs increased $564,000 from $39,000 for the twelve months ended December 31, 1994 to $603,000 for the twelve months ended December 31, 1995. Such costs, primarily fees paid to providers of television programming and royalties paid to CT&T under the CT&T License Agreement, increased with the growth in subscribers and revenues.

      Selling, general and administrative expenses increased $2,753,000 from $2,884,000 for the twelve months ended December 31, 1994 to $5,637,000 for the twelve months ended December 31, 1995. The increase in selling, general and administrative expenses was primarily attributable to headcount-related costs (as the Company's employee base rose from 13 at December 31, 1994 to 55 at December 31, 1995), sales and marketing-related costs and increased legal costs associated with the FCC licensing process.

      Management fees increased $1,153,000 from $1,546,000 for the twelve months ended December 31, 1994 to $2,699,000 for the twelve months ended December 31, 1995. The increase in management fees was attributable to contractual increases in amounts due to Bell Atlantic under the terms of a management agreement between the Company and Bell Atlantic (the "Management Agreement"). Other costs reimbursed under this agreement, primarily for salary and benefits were reflected in selling, general and administrative expenses and continued to be incurred separately by the Company in 1996.

      Depreciation and amortization increased $1,188,000 from $188,000 for the twelve months ended December 31, 1994 to $1,376,000 for the twelve months ended December 31, 1995. The increase in depreciation and amortization costs was due primarily to the purchase of customer premises equipment, equipment for three transmitter sites and the build-out of the Company's customer service/administrative facility.

     Interest expense increased $669,000 from $1,919,000 for the twelve months ended December 31, 1994 to $2,588,000 for the twelve months ended December 31, 1995. This increase was due to increases in the prime interest rate along with additional interest associated with the compounding of previously accrued interest and principal on the Morgan Notes. In connection with the consummation of the Initial Public Offering, $10 million of the $15 million principal amount of the Morgan Notes was converted into Common Stock of the Company. Interest accrued, in an amount proportionate to the amount of principal converted, from the date of issue of such notes through the conversion date was irrevocably waived and classified to additional paid-in capital. Interest income declined from $527,000 for the twelve months ended December 31, 1994, to $404,000 for the twelve months ended December 31, 1995.

      The net loss for the twelve months ended December 31, 1994 was $5,999,000 compared to a net loss of $11,303,000 for the twelve months ended December 31, 1995. The increase in net loss is due primarily to increased operating expenses and interest expense.

      Twelve Months Ended December 31, 1994 Compared to Twelve Months Ended December 31, 1993. Revenues decreased $4,000 from $55,000 for the twelve months ended December 31, 1993 to $51,000 for the twelve months ended December 31, 1994. This decrease was attributable to subscriber attrition during the testing phase of the Company's operations.

      Operating expenses increased $2,511,000 from $2,146,000 for the twelve months ended December 31, 1993 to $4,657,000 for the twelve months ended December 31, 1994. This increase was primarily attributable to costs associated with commercial roll-out, including selling, general and administrative expenses, management fees and depreciation and amortization.

      Selling, general and administrative expenses increased $1,085,000 from $1,799,000 for the twelve months ended December 31, 1993 to $2,884,000 for the twelve months ended December 31, 1994. The increase in selling, general and administrative expenses was primarily attributable to headcount-related costs (as the Company's employee base rose from two at December 31, 1993 to 13 at December 31, 1994), sales and marketing related expenses and increased legal expenses. Legal expenses increased in connection with the LMDS rule making proceeding, the Company's transmitter applications, litigation regarding access to programming and an action to protect certain trade secrets.

      Management fees increased $1,296,000 from $250,000 for the twelve months ended December 31, 1993 to $1,546,000 for the twelve months ended December 31, 1994. The increase in management fees was attributable to contractual increases due to Bell Atlantic under the terms of the Management Agreement.

      Depreciation and amortization increased $115,000 from $73,000 for the twelve months ended December 31, 1993 to $188,000 for the twelve months ended December 31, 1994. The increase in depreciation and amortization costs was primarily attributable to increased purchases of customer premises equipment in anticipation of a commercial roll-out and acquisition of equipment for one transmitter site.

      Interest expense was $1,919,000 for the twelve months ended December 31, 1994 with no interest expense incurred for the twelve months ended December 31, 1993. The increase in interest expense related to the issuance of the Morgan Notes on December 29, 1993. Interest income increased $427,000 from $100,000 for the twelve months ended December 31, 1993 to $527,000 for the twelve months ended December 31, 1994. This increase related to the interest earnings on the unexpended portion of the proceeds of the Morgan Notes.

      The net loss for the twelve months ended December 31, 1994 was $5,999,000 compared to a net loss of $1,991,000 for the twelve months ended December 31, 1993. The increase in the net loss was due primarily to increased operating expenses and interest expense.

Liquidity and Capital Resources

     For the year ended December 31, 1996, the Company expended
$9,106,000 on operating activities. During the same period, capital expenditures were $10,191,000, consisting primarily of transmitter deployment and the purchase of customer premises equipment.

      In February 1996, the Company consummated the Initial Public Offering of 3,333,000 shares of Common Stock (including an aggregate of 333,000 shares sold by certain shareholders of the Company) at the initial offering price of $15.00 per share. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2 million of other expenses, were approximately $39,850,000.

      Prior to the consummation of the Initial Public Offering, the Company had financed its cash flow requirements primarily with proceeds obtained from private placements of debt and equity. In 1993, the Company consummated a $10 million private placement of equity with Bell Atlantic and the $15 million private placement of the Morgan Notes. The Company utilized the proceeds of these private placements to finance operations, build-out its system, purchase customer premises equipment and fund distributions totaling $4 million to the Founders in 1993 and 1994. The Morgan Notes accrued interest at Morgan's prime lending rate plus 4%, with a minimum rate of 8% and a maximum rate of 12%. Effective December 15, 1995, $5 million principal amount of the Morgan Notes, together with accrued interest thereon of approximately $1.3 million, was exchanged for the Morgan Exchange Notes. Prior to such exchange accrued interest on the Morgan Notes was added to the outstanding principal balance. The Morgan Exchange Notes accrue interest at Morgan's prime lending rate plus 6%, with a minimum rate of 10% and a maximum rate of 15%. Interest on the Morgan Exchange Notes is payable quarterly, beginning March 28, 1996. Principal is payable as follows:
4/15 of the outstanding balance is payable on June 30, 1997, 5/11 of the then outstanding balance is payable on June 30, 1998 and the remaining balance is payable on April 30, 1999. The Morgan Exchange Notes are not convertible. Upon the consummation of the Incorporation Transactions in February 1996, the remaining $10 million principal amount of the Morgan Notes was converted into 604,858 shares of Common Stock. Interest accrued, in an amount proportionate to the amount of principal converted, from the date of issue of the Morgan Notes through the conversion date was irrevocably waived and reclassified to additional paid-in capital upon such conversion.

      On September 30, 1995, the Company exercised its option to terminate the Management Agreement, effective December 31, 1995. Effective December 1, 1995, the Company entered into an agreement with Bell Atlantic which converted outstanding fees and related interest thereon due to Bell Atlantic pursuant to the terms of the Management Agreement, totaling approximately $3.5 million, to a senior convertible note (the "Bell Atlantic Note"). From the proceeds of the Initial Public Offering, the Company paid Bell Atlantic approximately $3.5 million due under the Bell Atlantic Note together with approximately
$100,000 of accrued interest thereon and $675,000 for fees accrued during the fourth quarter of 1995 under the Management Agreement.

      On December 15, 1995, the Company entered into two sale and leaseback transactions totaling approximately $2.6 million. The minimum lease term for each piece of equipment under the sale and leaseback facility in the amount of $1.1 million is 36 months, with a renewal period of an additional twelve months. The minimum lease term for each piece of equipment under the sale and leaseback facility in the amount of $1.5 million is 48 months, with a renewal period of an additional twelve months. Rental payments are due monthly in advance.

      The Company expects that the remaining proceeds from the Initial Public Offering and internally generated funds will be sufficient for the continued build out of its multichannel broadband cellular television system. The Company believes that its sources of capital, including internally generated funds and the remaining proceeds from the Initial Public Offering will be adequate to satisfy anticipated capital needs and operating expenses for the next twelve months. Additional funding would be required for the Company to expand into the BTA (if acquired) and to provide additional services such as high-speed Internet access, telephony and other two-way services.

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

      Transmitter Deployment. The Company anticipates that the 17 transmitters it plans to have deployed by the end of 1997 will give it access to subscribers throughout most of the New York PMSA. The Company has leased space on 15 rooftops for its transmitters, and believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites. The Company is in negotiations for rooftop space on four additional sites in New York City for transmitter deployment. The Company is actively pursuing over 50 sites for its repeaters. The Company has letters of intent from landlords to lease space at an additional 24 sites throughout the New York PMSA.

      The average rental cost for existing transmitter sites is approximately $1,000 per month. The average cost of a cell site, including a fully redundant transmitter, leasehold improvements, an uninterruptable power supply and an inter-cell relay is currently approximately $500,000. The final engineering of a cell may require deployment of repeaters to provide signal to shadowed areas. The number of repeaters required within a cell may vary significantly based upon the topography of the cell and the location of the transmitter. The Company anticipates the cost of cell engineering, on average, to be $150,000 per cell.

      Customer Premises Equipment. Customer premises equipment consists of at least one set-top converter and at least one receive antenna. At December 31, 1996, the Company had outstanding long-term orders with CT&T for the purchase of set-top converters, receive antennas, high speed modems, transmitters and repeaters, aggregating approximately
$11.6 million (net of deposits) to be delivered to the Company during 1997 and 1998.

      CT&T License Agreement. CT&T has licensed its proprietary LMDS technology to CVNY pursuant to the CT&T License Agreement to permit the Company to construct and operate its multichannel broadband cellular television system and sell communications services on an exclusive basis for the New York PMSA and the New York BTA (to the extent the Company holds or obtains a commercial license from the FCC). CT&T has also agreed to license its technology to the Company in other BTAs in which the Company obtains LMDS licenses from the FCC. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the CT&T License Agreement, the Company pays CT&T a royalty currently equal to 7.5% of gross revenues on a quarterly basis. The Company has also granted CT&T an exclusive, royalty-free license to use any improvements the Company makes in the licensed technology. CT&T has the right to sublicense its rights under the agreement with Philips Electronics N.V. and its affiliates and the unrestricted right to sublicense its rights outside the Company's service area to other parties. CT&T has also granted CVNY a non-exclusive, royalty-free sublicense within the Company's licensed territory for certain patents and know-how owned or controlled by Philips. The royalty rate payable to CT&T may be reduced by operation of the above-mentioned "most favored nation" clause, and is also subject to reduction in the event of expiration, revocation or invalidation of certain CT&T patent rights. The term of the CT&T License Agreement extends through the year 2028, subject to earlier termination upon certain events.

     Other Transactions with CT&T. As of December 31, 1996, the Company had an amount due from CT&T of approximately $760,000, which represents the Company's allocation of costs to CT&T, net of royalties. The Company and CT&T have agreed, as of the consummation of the Incorporation Transactions, to apply royalties over and above $80,000 in each calendar year otherwise due to CT&T to the outstanding amounts due from CT&T, which will bear interest from and after such date at the rate of 6% per annum. Effective upon the consummation of the Incorporation Transactions in February 1996, the Company assumed all ongoing legal expenses of FCC counsel in recognition of the potential scope of the Company's operations outside the New York BTA. Prior to the Initial Public Offering, because of the common interest of the Company and CT&T in the outcome of the FCC's LMDS rule making proceeding, the Company and CT&T had shared equally the fees and disbursements of joint FCC counsel. Prior to the consummation of the
Incorporation  Transactions,  the  Company  paid  certain  general  and administrative expenses which were shared equally with, and subsequently billed to, CT&T.

      Income  Taxes.  The  Company's predecessors were  established  as partnerships and as a corporation organized under Subchapter S (a "Subchapter S Corporation") of the Internal Revenue Code of 1986, as amended (the "Code"). The partners or Subchapter S Corporation stockholders, as applicable, are required to report their share of the Company's losses in their respective income tax returns.

      The Company has been organized as a Subchapter C Corporation of the Code, and, accordingly, is subject to federal and state income taxes. On December 31, 1996, the Company recorded a deferred tax asset of approximately $13.9 million, primarily related to current year operating losses and differences between the book and tax basis of the Company's investment in CVNY. Additionally, under the provisions of
Statement of Financial Accounting Standard No. 109-Accounting for Incomes Taxes ("SFAS 109"), the Company recorded an offsetting valuation allowance of $13.9 million against the aforementioned tax asset since the Company has no ability to carryback these losses and has a limited earnings history. The Company believes this asset may be realized upon existence of sufficient taxable income or other persuasive evidence as defined by SFAS No. 109. See the Consolidated Financial Statements of the Company and the related Notes thereto included on pages 30 to 50 of this Report.

      New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share
(EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128 on its financial statements and related disclosures.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The   consolidated  financial  statements  and  related  financial information required to be filed herewith are included on pages 30 to 50 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


              The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders.

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)  Financial Statements and Financial Schedules

 (1) Consolidated Financial Statements                                 Page(s)

     Report of Independent Accountants.                                  30

     Consolidated Balance Sheets as of December 31, 1995 and
     December 31, 1996                                                   31

     Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996 and for the period January 1,
     1992 (date of inception) to December 31, 1996                       32

     Consolidated Statements of Changes in Partners' Capital and
     Stockholders' Equity (Deficit) for the years ended December 31,
     1994, 1995 and 1996 and for the period January 1, 1992 (date of
     inception) to December 31, 1996                                     33

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996 and for the period January 1,
     1992 (date of inception) to December 31, 1996                    34-35

     Notes to Consolidated Financial Statements                       36-50

(2)  Financial Statement Schedule

     Schedule II _ Valuation and Qualifying Accounts                    S-1

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

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

10.4* CellularVision USA, Inc. 1995 Stock Incentive Plan.

10.5* Employment Agreement, dated as of October 18, 1995, between CellularVision USA, Inc. and Bernard B. Bossard.

10.6* Employment Agreement, dated as of October 18, 1995, between CellularVision USA, Inc. and Shant S. Hovnanian.

10.7* Employment Agreement, dated as of January 1, 1996, between CellularVision USA, Inc. and John Walber.

      Employment Agreement, dated as of July 31, 1996,  between
10.8** CellularVision USA, Inc. and Charles N. Garber.


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

 21*  Subsidiaries of CellularVision USA, Inc.

23.1* Consent of Coopers & Lybrand L.L.P.

23.2  Consent  of Willkie Farr & Gallagher (included in Exhibit 5).

 24*  Power of Attorney.

__________________

* Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.
**  Incorporated  by  reference  to the Company's  Form  10-Q  for  the quarterly period ended June 30, 1996 filed by the Registrant on August
 12, 1996.
+ An  identical note purchase agreement has been entered  into  by
 CellularVision of New York, L.P. and Morgan Guaranty Trust Company of New York, as Investment Manager and Agent for an Institutional Investor with respect to the issuance and sale of $3,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P.


                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
CellularVision USA, Inc.:

     We have audited the accompanying consolidated financial statements and the financial statement schedule of CELLULARVISION USA, INC. (the "Company," a Development Stage Company) listed in Item 14(a) of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellularVision USA, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996 and for the period January 1, 1992 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                         Coopers & Lybrand L.L.P.
New York, New York
February 14, 1997,
except for Note 4, as to which the date is March 17, 1997


                       CELLULARVISION USA, INC.
                     (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS


                                             December 31,
           ASSETS                     1995                     1996

Current assets:
Cash and cash equivalents...      $3,536,354                $19,600,070
Accounts receivable, net of
allowance for doubtful
accounts of $133,730 and
$124,370....................         410,141                    530,333
Prepaid expenses and other..         228,803                    255,800
Due from affiliates.........               -                    759,527
Deferred offering costs.....       1,619,972                          -
Total current assets               5,795,270                  21,145,73
Property and equipment, net of
accumulated depreciation of
$981,466  and $2,753,841...        6,321,768                 14,157,666
Intangible assets, net of
accumulated amortization of
$39,564 and $77,383........           97,177                    187,160
Debt placement fees........          622,678                    181,069
Notes receivable from related
parties....................                -                     91,275
Other noncurrent assets              158,594                    160,982
Total assets...............     $ 12,995,487               $ 35,923,882


            LIABILITIES  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable...........          $355,490                 $ 893,861
Accrued liabilities........         2,246,349                 1,562,982
Due to affiliates..........         1,294,812                         -
Note payable to affiliate..         3,521,257                         -
Current portion of Exchange
notes......................                 -                 1,669,244
Other current liabilities..            24,799                   255,008
Total current liabilities..         7,442,707                 4,381,095
Convertible exchangeable
subordinated notes payable.        12,576,324
Exchange notes.............         6,295,017                 4,590,421
Total liabilities..........        26,314,048                 8,971,516
Commitments and contingencies
(Note 7)
Stockholder's (deficit)
equity:
Common Stock, ($.01 par value;
40,000,000 shares authorized;
12,395,142 and 16,000,000
shares issued and outstanding)        123,951                   160,000
Preferred Stock, ($.01 par
value; 20,000,000 shares
authorized; none issued and
outstanding)..............                  -                         -

Additional paid-in capital...       6,401,454                58,267,533
Deficit accumulated during
the development state........     (19,843,966)              (31,475,167)
Stockholders' equity
(deficit)....................     (13,318,561)               26,952,366
Total Liabilities and
Stockholders' equity
(deficit)..... ..............     $12,995,487               $35,923,882



   The accompanying notes are an integral part of these consolidated financial statements.

                       CELLULARVISION USA, INC.
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       January 1, 1992
                                                       (date of inception)
                   Year Ended  December 31,             to December 31,

                       1994       1995        1996           1996
Revenue             $ 50,743  $ 1,195,593  $ 2,189,766  $ 3,492,983

Expenses:
 Service costs        38,710      602,995    1,174,619    1,843,313
 Selling, general
 and
 administrative    2,884,005    5,637,066   10,574,362   21,393,173
Management fees    1,546,377    2,698,564            -    4,494,941
Depreciation and
amortization         187,925    1,376,140    2,258,415    3,946,832
Total
operating
expenses.........  4,657,017   10,314,765   14,007,396   31,678,259
Operating
loss............. (4,606,274)  (9,119,172) (11,817,630) (28,185,276)
Interest income..     526,546     403,914    1,291,516    2,322,054
Interest expense  (1,918,942)  (2,587,916)  (1,105,087)  (5,611,945)
Loss before
provision for
Income Taxes..... (5,998,670) (11,303,174) (11,631,201) (31,475,167)

Provision  for
Income Taxes.....          -            -            -            -

Net Loss......... (5,998,670) (11,303,174) (11,631,201) (31,475,167)

Loss per common
share............                  $(0.91)      ($0.75)

Weighted average
of common shares
outstanding.......              12,395,142  15,576,478



   The accompanying notes are an integral part of these consolidated financial statements.




                       CELLULARVISION USA, INC.
                     (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  AND STOCKHOLDERS' EQUITY (DEFICIT)

         For the years ended December 31, 1994, 1995 and 1996
                  and for the period January 1, 1992
                (date of inception) to December 31, 1996

                                                                                         Total
                                                                                         Partners'
                                                               Net          Deficit      Capital and
                                                               Unrealized   Accumulated  Stock-
                                                   Additional  Gain on      During the   Holders'
                               Partners'   Common  Paid-in     Marketable   Development  Equity
                               Capital     Stock   Capital     Securities   Stage        (Deficit)


Balance,January 1, 1992..       26,152     100                                               26,252
Contributions............    1,019,688                                                    1,019,688
Distributions............     (175,156)                                                    (175,156)
Net Loss.................                                                    (550,997)     (550,997)
Balance December 31, 1992      870,684     100                               (550,997)      319,787
Contributions............    9,707,728                                                    9,707,728
Advance to HCM
stockholders.............   (3,000,000)                                                  (3,000,000)
Distribution.............   (1,054,947)                                                  (1,054,947)
Net Loss.................                                                   (1,991,125)  (1,991,125)
Balances
December 31, 1993........    6,523,465     100                              (2,542,122)   3,981,443
Contributions............       94,462                                                       94,462        (3,038
Distributions............   (3,038,889)                                                  (3,038,889)
Repayment from HCM
stockholders.............    3,000,000                                                    3,000,000
Net unrealized gain on
marketable securities....                                          22,574                    22,574
Net Loss.................                                                   (5,998,670)  (5,998,670)
Balances,
December 31, 1994........    6,579,038     100                     22,574   (8,540,792)  (1,939,080)
Distributions............      (53,733)                                                     (53,733)
Change in net unrealized
gain on marketable
securities...............                                         (22,574)                  (22,574)
Restatement of equity
to reflect issuance of
Common Stock (12,385,142
shares)..................    (123,851)   123,851                                                  0
Net Loss.................                                                   (11,303,174) (11,303,174)
Balance,
December 31,1995.........    6,401,454   123,951                        0   (19,843,966) (13,318,561)
Conversion of Stock
existing prior to IPO....                   (100)                                               (100)
Common Stock issued
at IPO (3,614,858
shares)..................                 36,149                                              36,149
Conversion of Partners
Capital to Additional
paid-in Capital at
IPO......................   (6,401,454)                6,401,454                                   0
Additional paid-in
capital..................                             51,866,079                          51,866,079
Net Loss.................                                                   (11,631,201)  (11,631,201)
Balances,
December 31, 1996........            0    160,000     58,267,533        0   (31,475,167)  26,952,366





   The accompanying notes are an integral part of these consolidated financial statements.

                       CELLULARVISION USA, INC.
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          January 1, 1992
                                                         (date of inception)
                              Year Ended December 31,     to December 31,


                            1994         1995         1996         1996

Cash flows from
operating activities:
Net loss.............   (5,998,670)  (11,303,174)  (11,631,201)  (31,475,167)
Adjustments to
reconcile net loss to
net cash used in
operating activities:
Depreciation and
amortization.........     187,925      1,376,140     2,258,415     3,946,832
Amortization of
placement fees.......     163,128        189,507        98,783       451,418
Provision for
doubtful accounts....           -        202,108       351,839       553,947
Stock option
compensation expense            -              -       150,000       150,000
Changes in assets and
liabilities:
Accounts receivable..      (5,521)      (604,413)     (472,031)   (1,084,283)
Prepaid expenses
and other............     149,392       (204,232)      (26,997)      (67,346)
Notes Receivable from
Related Parties
Accounts payable and
accrued liabilities..    (309,242)       622,277      2,077,817   3,025,309
Other current
liabilities..........      33,181         (8,382)       230,209     252,758
Due to affiliates        1,191,753     3,203,046     (2,054,339)  2,595,501
Accrued interest         1,755,814     2,115,527          4,955   3,876,296
Other noncurrent
assets...............      (88,234)      (57,340)        (2,388)   (160,982)
Net cash used in
operating actiities..   (2,920,474)   (4,468,936)    (9,106,213) (18,026,992)
Cash flows from
investing activities:
Intangibles..........     (135,838)         (903)      (127,802)    (264,543)
Property and equipment
additiions...........   (3,163,310)   (6,809,719)   (10,191,494) (20,629,861)
Proceeds from sale of
property and
equipment............            _     2,608,261        135,000    2,743,261
Purchase of available-
for-sale securites...  (20,008,383)   (6,907,826)             _  (26,916,209)
Maturities of
available-for-sale
securities...........   14,908,612    12,007,597              -   26,916,209
Net cash used in
investing activities.   (8,398,919)      897,410    (10,184,296) (18,151,143)
Cash flows from
financing activities:
Advance to HCM
stockholders.........            _             _              _   (3,000,000)
Contributions               94,462             _              _   10,821,878
Distribution               (38,889)      (53,733)       (13,889)  (1,336,614)
Convertible
exchangeable
subordinated
notes payable........            -             -              -   15,000,000
Proceeds from sale of
stock................            _             _      41,850,000  41,850,000
Repayment of note
payable to affiliate
Deferred offering
costs................                    (99,862)    (2,960,629)  (3,060,491)
Placement costs......      (20,000)     (159,696)             _     (975,311)
Net cash provided
by financing
activities
Net increase
(decrease) in cash and
cash equivalents......  (11,283,820)   (3,884,817)   16,063,716   19,600,070
Cash and cash
equivalents, beginning
of period.............   18,704,991     7,421,171     3,536,354            -
Cash and cash
equivalents, end of
period................    7,421,171     3,536,354    19,600,070   19,600,070



   The accompanying notes are an integral part of these consolidated financial statements.


                       CELLULARVISION USA, INC.
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Year Ended December 31,

                                                         January 1,1992
                                                         (date of inception)
                                                          to December 31,
                               1995            1996             1996
Supplemental Cash Flow
Disclosures:
Cash paid for interest
during the period                -         $ 1,100,133     $ 1,100,133

Cash paid for income
taxes during this
period                           -                   -               -

Noncash transactions:

Common Stock issued
for convertible debt             -         $12,731,450     $12,731,450


   The accompanying notes are an integral part of these consolidated financial statements.

                      CELLULARVISION USA, INC.
                   (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Background

     CellularVision USA, Inc. ("CVUS") was formed on October 3, 1995, as described below, to combine the ownership of Hye Crest Management, Inc. ("HCM") in July, 1996, HCM changed its name to CellularVision Capital Corporation ("CVCC") and CellularVision of New York, L.P. ("CVNY") which are companies under common control (herein referred to on a consolidated basis as the "Company").

     The Company owns and operates a multichannel broadband cellular television system (the "System") within the 28 Gigahertz ("GHz") spectrum using Local Multipoint Distribution Service ("LMDS") technology licensed from CellularVision Technologies & Telecommunications, L.P. ("CT&T"), an affiliate of the Company. The Federal Communications Commission's (the "FCC") final rules for LMDS authorize the Company and future providers of LMDS to offer a variety of two-way broadband services, such as wireless local loop telephony, high speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television. The initial service territory licensed to the Company on a commercial basis is the New York Primary Metropolitan Statistical Area ("PMSA"), encompassing New York City and three suburban counties. In addition, the FCC may grant to the Company a Pioneer's
Preference   pursuant  to  which  the  Company  would  be  allowed   to
expand its service area to include the entire New York Basic Trading Area ("BTA"), of which the New York PMSA is a part, by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average auction price paid at the LMDS auctions for licenses in comparable service areas.

Predecessor Companies and Basis of Presentation

     The consolidated financial statements for the years ended December 31, 1994, 1995 and 1996 include the accounts of CVCC and CVNY. All significant intercompany accounts and transactions have been eliminated in consolidation. HCM and Suite 12 Group are collective by referred to herein as the "Predecessor". Certain prior year amounts have been reclassified to conform to the current year's presentation.

      Suite 12 Group was formed as a general partnership in 1986, and its principal operations from 1986 until 1992 consisted of the development of the LMDS technology licensed from CT&T for use by the Company in its System. The accounts of Suite 12 Group included in the consolidated financial statements consist primarily of legal and related costs associated with the FCC licensing procedures and costs associated with the head-end and transmitter facilities which were subsequently contributed to the Company. The FCC commercial license for use of the 28 GHz spectrum was obtained in 1991 by HCM. The build-out of the head-end and transmitter facilities began in January 1992, with service to the first subscribers beginning in July 1992. In July 1993, the Predecessor, along with Bell Atlantic Ventures XXIII, Inc. ("Bell Atlantic"), an indirect wholly owned subsidiary of Bell Atlantic Corporation, formed CVNY to market and sell telecommunications services. Upon the inception of CVNY, Suite 12 Group contributed an experimental license and certain equipment
to   CVNY   in   exchange   for   a   limited   partnership   interest,
contributed  its  head-end  and certain  other  equipment  to  HCM  and contributed its LMDS technology to CT&T, which in turn licensed the LMDS technology to CVNY. As such, these consolidated financial statements present the Company as if it began operations on January 1, 1992, and exclude all costs of Suite 12 Group related to the development of the LMDS technology.

2.  Summary of Significant Accounting Policies

 Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following:

                                   December 31,
                                 1995         1996
Cash in bank                 $ 165,816     $ 312,218
Cash equivalents                     -             -
Overnight reverse
repurchase agreements        3,370,538    19,287,852

Total                      $ 3,536,354  $ 19,600,070


     Securities purchased under agreement to resell (reverse repurchase agreements) result from transactions that are collateralized by U.S. Government securities and are carried at the amounts for which the securities will subsequently be resold. The overnight repurchase agreements are collateralized by U.S. Government securities at approximately 130% of the investment amount. The collateral securities are held by the Company's designated custodian.

     At December 31, 1995 and 1996, the Company had the majority of its cash deposits with two banking institutions. The Company reviews the credit ratings of its banking institutions on a regular basis.

Revenue Recognition

     Revenue is primarily derived from subscriber fees, billed one month in advance, and recorded as revenue in the period in which the service is provided. Deferred revenue associated with advanced billings is recorded as a current liability.

     Installation revenue is recognized as revenue to the extent of direct selling costs incurred. The remainder is deferred and amortized to income over the estimated average period that the subscribers are expected to remain connected to the Company's System.

Property and Equipment

     Property and equipment, consisting of head-end equipment, customer premises equipment, transmitters, furniture and fixtures, and leasehold improvements, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Transmitters are not depreciated until such assets are constructed or placed in service. Depreciation on customer premises equipment commences the month following receipt of the equipment. When assets are fully depreciated, it is the Company's policy to remove the costs and related accumulated depreciation from its books and records. Advance payments for customer premises equipment and transmitters approximating $645,000 and $3,358,000 at December 31, 1995 and 1996, respectively, are recorded as property and equipment.

     The Company capitalizes subcontractor labor and materials incurred in connection with the installation of customer premises equipment and depreciates them over the shorter of the estimated average period that the subscribers are expected to remain connected to the Company's System, or five years.

Intangible Assets

     The costs of field studies to determine line-of-sight transmission capabilities are capitalized and amortized over five years by the straight-line method. If a site is abandoned or deemed inoperable, all costs associated with that site are charged to expense.

 Income Taxes

     As a result of the consummation of the Incorporation Transactions (as defined in Note 10), HCM's status as an S Corporation terminated, and the Company and HCM became subject to federal and state income taxes. The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). As required by SFAS No. 109, the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of assets and liabilities existing at the time of the consummation of the Incorporation Transactions. As of December 31, 1996, the Company recorded a deferred tax asset of $13.9 million primarily related to operating losses and the difference between the book and tax basis of the Company's investment in CVNY. An offsetting valuation allowance of $13.9 million was established as the Company has no ability to carryback its losses and has limited earnings history.

Debt Placement Fees

     Unamortized debt issuance costs are amortized over the term of the related debt by the effective interest rate method.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

     Net Loss per common share for the years ended December 31, 1995 and 1996, is computed by dividing net loss by weighted average number of common shares outstanding during the year, including common stock equivalents (unless anti-dilutive).

     Presentation of earnings per share is not presented for the year ended December 31, 1994 as it is not considered indicitive of the on-going entity.

Fair Value of Financial Instruments

     Fair value is a subjective and imprecise measurement that is based on assumptions and market data which require significant judgment and may only be valid at a particular point in time.
     The Company's financial instruments at December 31, 1995 and 1996 consist of overnight reverse repurchase agreements and long-term debt. The carrying value of each of these financial instruments approximates its market value, since the overnight reverse repurchase agreements mature daily and the interest rate on the long-term debt is a floating rate based on the prime rate, which periodically adjusts.

Deferred Offering Costs

      Expenses associated with the Initial Public Offering (as defined in Note 10) (e.g., legal fees, filing fees, accounting and printing costs) were capitalized as deferred offering costs at December 31, 1995. Upon the successful completion of the Initial Public Offering in 1996, such costs were deducted from the proceeds of the Initial Public Offering and recorded as a reduction to additional paid-in capital.

New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128 on its financial statements and related disclosures.

3.  Property and Equipment

     Property and equipment consisted of the following:

                                    December 31,
                                   1995         1996

Transmission and head-end
equipment                     $   740,227    $ 4,240,899
Customer premises equipment     4,186,685      6,891,570
Leasehold improvements            519,483        643,586
Office equipment                  461,619        768,487
Equipment deposits                645,000      3,357,864

Capitalized installation
costs                             750,220      1,009,101
Subtotal                        7,303,234     16,911,507
Less-Accumulated
depreciation                      981,466      2,753,841
Total                         $ 6,321,768    $14,157,666


Depreciation expense was 176,000, 1,349,000 and 2,221,000 for December 31, 1994, 1995 and 1996 respectively.

4.  FCC Matters

     CVNY holds a fixed station commercial license granted by the FCC in January 1991 which authorizes the Company to use the 27.5-
28.5 GHz frequency band to operate a multicell LMDS video delivery system throughout the New York PMSA. The Company's license is the only commercial license for this service granted by the FCC. Moreover, on December 7, 1995, the FCC granted the Company's 34 transmitter applications, conditional upon, and subject to conformance with the final actions taken by the FCC in the LMDS rulemaking proceeding. The commercial license was granted in 1991, with an initial term of five years, and expired in February 1996. An application for renewal of this fixed station license was filed on December 29, 1995. The FCC stated in the Second Report and Order that it will commence processing the Company's renewal application by placing the application on Public Notice not later than 30 days after the March 13, 1997 release date of the Order. The new LMDS service rules will apply to this renewal application. While the Company has an expectation of renewal of this license, as a result of its deployment efforts since 1992 and the FCC's adoption of a renewal expectancy provision in the Second Report and Order, there is no guarantee that the FCC will renew the license. Under the FCC's rules, a license automatically stays in effect pending FCC action on a timely filed renewal application.

     In the First Report and Order the FCC grandfathered the Company's continued operations in the 27.5-28.5 GHz spectrum (which the Company currently is licensed to use) for a period of two years from the release date of the First Report and Order, July 22, 1996, or until the first GSO/FSS satellite intended to operate in the 28.35-28.50 GHz band is launched, whichever occurs later. Additionally, under the grandfather provision adopted by the FCC, the Company is authorized to use the newly designated 150 MHz at 29.1-29.25 GHz for hub-to-subscriber operations during the grandfathered period, thus allowing the Company currently to use 1,150 MHz in the New York PMSA. At the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus maintaining its 1,000 MHz spectrum allocation, at 27.5-28.35 GHz and 29.1-29.25 GHz, along with an additional 150 MHz in the 31 GHz band.

     CVNY also holds an experimental license authorizing limited market tests which was granted by the FCC in 1988 and has been renewed for full two year terms on a bi-yearly basis. In August 1993, the FCC approved the modification of this license to authorize two-way video and voice and data transmissions with variable modulation and bandwidth characteristics. On June 30, 1995, the Company filed a timely application for renewal of its experimental license which had an expiration date of September 1, 1995. The FCC granted the renewal application, effective September 1, 1995, for a new two-year license term. In addition, on November 26, 1996, the Company filed for an experimental license in the 31.0-31.3 GHz band in the New York BTA in order to conduct limited market studies of various packages of video, telephony and /or data services delivered through 31 GHz LMDS technology. This application currently is pending before the FCC.

      On March 13, 1997, the FCC adopted the LMDS Second Report and Order, which includes service, auction and eligibility rules for LMDS. This Second Report and Order largely concludes the LMDS rulemaking proceeding except for unresolved issues regarding disaggregation and partitioning, which is subject to a Fifth Notice of Proposed Rulemaking ("Fifth NPRM"). FCC officials have stated their intent to commence the nationwide licensing of LMDS through spectrum auctions by the summer of 1997.

     The FCC in the Second Report and Order provides for two LMDS licenses per Basic Trading Area ("BTA"): one license for 1,150 MHz, the other for 150 MHz, amounting to 1,300 MHz allocated to LMDS. In addition to the non-contiguous 1 GHz of 28 GHz spectrum allocated to LMDS in the First Report and Order, the FCC has allocated an additional 300 MHz in the 31 GHz band for LMDS, 150 MHz of which will be allocated to one LMDS license, the other 150 MHz will be combined with the 1,000 MHz in the 28 GHz band.

     The 1,150 MHz license will consist of:  850 MHz in the 27.5-
28.35 GHz band on a primary protected basis; 150 MHz in the 29.1-
29.25 GHz band, at the present time for LMDS hub-to-subscriber transmissions only, on a co-primary basis with Mobile Satellite Service (MSS) systems; and 150 MHz in the 31.075-31.225 GHz band on a protected basis. The 150 MHz license will consist of two 75 MHz bands located at each end of the 300 MHz block in the 31.0-
31.075 GHz and 31.225-31.3 GHz bands on protected basis. LMDS licensees operating in this bifurcated 31 GHz band will be required to afford interference protection to incumbent licensees. Also, this second 150 MHz block can be combined with the 1,150 MHz license to create a 1.3 GHz LMDS system.

     In order to encourage competition in the video and telephony markets, the FCC decided to substantially restrict local exchange carriers ("LECs") and cable companies from acquiring the 1,150 MHz LMDS license. Under the rules adopted in the Second Report and Order, LECs and cable companies will be ineligible to acquire a 20% or greater ownership interest in an 1,150 MHz LMDS license in their service region for a period of three years. This eligibility restriction may be extended or eliminated by the FCC upon a future review of its regulations. Also, upon a showing of good cause by a petitioning LEC or cable company, the FCC may waive the eligibility restriction on a case-by-case basis. Cable companies and LECs will be able to bid on the 150 MHz license in their service area as there is no such eligibility restriction on this LMDS license.

      The FCC has adopted several opportunity enhancing measures for qualifying small businesses. The FCC will define a "small business" as an entity whose average annual gross revenues, together with controlling principals and affiliates for the three preceding years does not exceed $40 million. A small business will be entitled to a 25% bidding credit. Small businesses are also entitled to installment payments at an interest rate based on the rate for U.S. Treasury obligations of maturity equal to the license term (10yrs) fixed at the time of licensing, plus 2.5%. Payments shall include interest only for the first two years and payments of interest and principal amortized over the remaining eight years. The rate of interest on ten-year US Treasury obligations will be determined by taking the coupon rate of interest on ten-year US Treasury notes most recently auctioned by the Treasury Department before licenses are conditionally granted. Moreover, entities with gross revenues exceeding $40 million but not exceeding $75 million will be entitled to a 15% bidding credit and the same ten-year repayment plan as small businesses, except interest and principal will be amortized over the whole ten-year period.

     The FCC also initiated a Fifth NPRM to address the issues of disaggregation and partitioning which will enable a licensee to partition a portion of its bandwidth or geographic service area to another entity. The FCC tentatively concluded to allow disaggregation and partitioning without imposing substantial regulatory requirements and issued the Fifth NPRM to solicit public comment regarding the most effective way to implement partitioning and disaggregation for LMDS licensees.

     In the LMDS Second Report and Order, The FCC deferred action on the Company's tentative Pioneer's Preference award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted. The Company believes, based on the 1994 General Agreement on Tariffs and Trade ("GATT") legislation and the FCC's prior determinations not to subject parties to peer review whose Pioneer's Preference applications were accepted for filing before September 1, 1994, that this is an unnecessary regulatory requirement. The Company is currently seeking FCC clarification on this issue. Accordingly, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

      Based on the Second Report and Order, wherein the FCC confirms that it will commence processing the Company's commercial license renewal application for the New York PMSA within 30 days of the March 13, 1997 release of the Order, the outcome of the Pioneer's Preference award has no impact on the Company's License to operate in the New York PMSA. As previously stated by the FCC in the Third Notice of Proposed Rulemaking, the Pioneer's Preference would apply only to the outer portion of the New York BTA not covered by the Company's existing license for the PMSA. If the Company ultimately is awarded the Pioneer's Preference award, the Company would be licensed to use the portion of the New York BTA outside the New York PMSA pursuant to the FCC's band segmentation plan (i.e., 27.5-28.35 GHz and 29.1-29.25 GHz and 30.0-30.3 GHz). While the remainder of the New York BTA would be awarded to the Company without being subject to a spectrum auction, under the FCC's most recent proposal, the Company would have the exclusive right to extend its license to add the portion of the New York BTA not included in the 1,000-plus square mile area covered by the Company's existing license for the New York PMSA by paying a fee representing the difference between the value of a license to service the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. In addition, the FCC is considering the adoption of conditions on the Company's Pioneer's Preference similar to those placed on the Pioneer's Preferences granted to Personal Communications Service licensees. If adopted, these conditions may require the Company to construct the system subject to the Pioneer's Preference using substantially the same technology upon which its Pioneer's Preference award is based.

5.  Related Party Transactions

CT&T License Agreement

     In July 1993, CVNY entered into a license agreement with CT&T for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. The license agreement grants to CVNY the right to utilize the licensed LMDS technology to construct and operate its system and sell communications services on an exclusive basis for the New York PMSA and the New York BTA (to the extent the Company holds or obtains a commercial license from the FCC). CT&T has also agreed to license the LMDS technology to the Company in other BTAs in which the Company obtains LMDS licenses from the FCC. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the license agreement, the Company pays CT&T a royalty currently equal to 7.5% of gross revenues on a quarterly basis. The license will remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028. The license fees were $4,000 $79,000 and $149,000 for the years ended December 31, 1994, 1995 and 1996.

       Under the license agreement, the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, CVNY is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of such equipment purchased from CT&T for the years ended December 31, 1995 and 1996 was $5,595,000 and $6,198,000, respectively. CT&T entered into certain purchase commitments during 1996 on behalf of CVNY for the manufacture of antennas, receivers, modems and transmitters, and CVNY intends to fulfill the remaining obligations under these commitments which totaled approximately $11.6 million, net of deposits of $3.4 million, at December 31, 1996. Over 83% of the deposits are covered by a pledge agreement which collateralizes CT&T's security interest in equipment ordered from its vendors.

Management Agreement

     In July 1993, CVNY entered into a management agreement with Bell Atlantic (the "Management Agreement") pursuant to which Bell Atlantic, under the control and direction of the Board of Directors of the Company, performed certain operational and technical functions including, without limitation, installation, engineering and network operations, accounting, procurement, business planning, marketing, government relations and related services in order to develop the commercial infrastructure necessary to deploy the LMDS technology licensed from CT&T. The Company exercised its option to terminate the Management Agreement with Bell Atlantic on September 30, 1995, effective December 31, 1995. The terms of the agreement were for five years and provided for management fees at agreed upon scheduled amounts, a percentage of gross revenue, 0.5% of aggregate average Bell Atlantic equity from the preceding quarters, and reimbursement of salary-related and benefit-related costs incurred by Bell Atlantic. Since January 1, 1996, the Company has been responsible for hiring all of its own employees, including senior management, and administering its own services.

     For the years ended December 31, 1994 and 1995, CVNY incurred $1,546,000 and $2,699,000 respectively, of management fees from Bell Atlantic. The reimbursed costs are included in selling, general and administrative expenses and totaled $640,000 and $1,949,000 for the years ended December 31, 1994 and 1995, respectively. For the year ended December 31, 1996, there are no costs as the management agreement was terminated by CVNY at the end of 1995.

Bell Atlantic Senior Convertible Note

     Effective December 1, 1995, the Company entered into a senior convertible note agreement with Bell Atlantic which converted outstanding fees and related interest thereon due to Bell Atlantic under the Management Agreement, totaling approximately $3.5 million to a senior convertible note (the "Bell Atlantic Note"). Interest accrued on the Bell Atlantic Note at a per annum rate equal to the lesser of (a) Morgan's prime lending rate plus 3% or (b) 12%. Interest was compounded monthly. Principal plus accrued interest would have been payable as follows: one-third of the outstanding balance would have been payable on June 30, 1997, one-third of the then outstanding balance would have been payable on June 30, 1998 and the remaining balance would have been payable on June 30, 1999.

     In February 1996, from the proceeds of the Initial Public Offering, the Company paid Bell Atlantic approximately $3.5 million due under the Bell Atlantic Note, together with approximately $100,000 of accrued interest thereon, and $675,000 in fees accrued during the fourth quarter of 1995 under the Management Agreement.

Other Transactions with CT&T

     In the past, CVNY paid certain legal, general and administrative expenses on behalf of CT&T. The total of such expenditures for the years ended December 31, 1994 and 1995 was $754,000 and $612,000, respectively. Similarly, CVNY reimbursed certain legal, general and administrative expenses paid by CT&T. The total of such expenditures for the years ended December 31, 1994 and 1995 were $503,000 and $268,000, respectively.
Commencing on January 1, 1996 there were no such payments or reimbursements as the Company and CT&T now pay their own expenditures. In addition, all "joint use" costs which resulted in benefits to both parties (e.g., salaries and benefits for the limited personnel performing functions for both entities, office rent and related expenses, office equipment and supplies) were allocated to the respective parties on a cost-causative basis. The Company also paid to CT&T an annual royalty amount which totaled $80,000 for each of the years ended December 31, 1994, 1995 and 1996.

     The Founders are parties to an agreement with CVNY, pursuant to which they have the nontransferable right to require CVNY to make available 60 MHz of continuous spectrum per polarization in the spectrum awarded to CVNY by the FCC for the purpose of providing certain programming (other than telephony, two-way voice or data communication services) developed by them.

Other Transactions

     In 1996, CVNY entered into agreements with certain executives of CVNY and the Company to loan them money for the purpose of purchasing Common Stock of the Company. The amount due to CVNY is $91,275 at December 31, 1996.

     An affiliate of certain directors of HCM provided administrative, legal and operational functions to CVNY. These costs aggregated $131,000 and $94,000 for the years ended December 31, 1994 and 1995. There were no related costs for the year ended December 31, 1996.

     In July 1993, CVNY entered into compensation and consulting agreements, aggregating $480,000 annually plus 0.291% of gross revenues, with certain executive officers and directors of CVNY which were terminated upon the consummation of the Incorporation Transactions (as defined in Note 10). These officers and directors are also partners in CT&T.

     On December 29, 1993, concurrently with the closing of the issuance of the convertible exchangeable notes discussed in Note 6, CVNY advanced $3,000,000 to the managing general partner. This advance was interest-free. In June 1994, this advance was settled through a non-cash capital distribution to the HCM stockholders. This amount was presented as a reduction in partners' capital at December 31, 1993.

     Amounts due to certain partners of CVNY consisted of the following:

                                              December 31,
                                        1995             1996
Due (to) from Bell Atlantic         $(1,116,480)   $        0
Due (to) from CT&T                     (178,332)      759,527
     Total                          $(1,294,812)   $  759,527


      CVNY has entered into an agreement with the International CellularVision Association ("ICVA"), whose members include licensees of CT&T's proprietary LMDS technology and other interested members, to fund, along with all other members of ICVA, operating expenses of ICVA. CVNY funded $72,500, $179,434 and $286,934 of such expenses for the years ended December 31, 1994, 1995 and 1996 respectively. The Company also subleases certain office space for ICVA on a month-to-month basis. As of December 31, 1996, the monthly charge was $2,884.

6.  Long-term Notes

     On December 29, 1993, CVNY issued convertible exchangeable subordinated notes aggregating $15,000,000 ("Convertible Notes"). Interest on the Convertible Notes was at a floating rate equal on any given date to the prime rate plus 4% per annum, subject to a minimum of 8% per annum and a maximum of 12% per annum.

     A portion of the notes was subject to mandatory and automatic conversion into shares of Common Stock upon the consummation of a public offering pursuant to a registration statement on Form S-1 with minimum aggregate proceeds of $35 million (a "qualified public offering").

     Prior to the exchange of the notes, interest was accrued quarterly and added to the principal balance and treated as principal. For the year ended December 31, 1995, $2,116,000 of accrued interest was added to principal.

     In conjunction with the Initial Public Offering that occurred in 1996, $10 million of Convertible Notes and the associated accrued interest of approximately $2.7 million was converted into shares of Common Stock and recorded primarily as Additional Paid in Capital. Also, in conjunction with the IPO and effective December 15, 1995 the remaining $5 million of Convertible Notes and approximately $1.3 million of accrued interest was converted into Exchange Notes. The Exchange Notes bear interest at the prime rate plus 6% per annum, subject to a minimum of 10% and a maximum of 15% per annum. Interest on the Exchange Notes is payable quarterly and began on March 28, 1996.

     The  scheduled  repayment dates in respect of  the  Exchange
Notes are as follows:

     Date                           Amount Payable
June 30, 1997         4/15 of the aggregate outstanding principal balance
June 30, 1998         5/11 of the aggregate outstanding principal balance
June 30, 1999         Remaining amounts outstanding

7.  Commitments and Contingencies

     The Company has entered into various operating lease arrangements for automobiles, office equipment and rent expiring at various dates.
     On December 15, 1995, the Company entered into two sale and leaseback transactions totaling approximately $2.6 million which reflected the net book value of assets sold on that date.
Accordingly, there was no gain or loss recorded on these transactions. The minimum lease term for each piece of equipment under the sale and leaseback facility in the amount of $1.1 million is 36 months, with a renewal period of an additional twelve months. The minimum lease term for each piece of equipment under the sale and leaseback facility in the amount of $1.5 million is 48 months, with a renewal period of an additional twelve months. Rental payments are due monthly in advance. The Company has a firm commitment under the first of these sale and leaseback facilities for additional lease financing in the amount of $400,000. In connection with these sale and leaseback facilities, the Company issued to the lessors warrants to purchase an aggregate of 20,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company at the initial public offering price of $15.00 per share.

     At December 31, 1996, future minimum rental and lease payments due under these arrangements are as follows:

               1997                       $1,815,975
               1998                        1,664,430
               1999                          868,956
               2000                          293,990
               2001                          265,290
               Thereafter                    562,439
                    Total                 $5,471,080

     Rent  expense  was  approximately   $120,000,  $180,000  and
$432,000  for  the years ended December 31, 1994, 1995  and  1996 respectively.

     CT&T entered into certain purchase commitments during 1996 on behalf of CVNY for the manufacture of antennas, receivers, modems and transmitters, and CVNY intends to fulfill the remaining obligations under these commitments which totaled approximately $11.6 million (net of deposits) at December 31, 1996. See Note 5.

     The Company has entered into a series of noncancelable agreements to purchase entertainment programming for rebroadcast which expire through the year 2001. The agreements generally require monthly payments based upon the number of subscribers to the Company's system, subject to certain minimums. Total programming costs, including but not limited to, the aforementioned minimums were approximately $35,000, $510,000 and $1,026,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company obtained an irrevocable standby letter of credit in April 1995, in the amount of $90,000, for which no amounts have been drawn upon. The standby letter of credit expires December 1, 1999, and collateralizes the Company's programming rebroadcast agreement with one of its programming providers. The fair value of this standby letter of credit is estimated to be the same as the contract value based on the nature of the fee arrangement with the issuing bank.

8.   Stock Options and Warrants

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123
establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Under this statement, the Company has the option of either charging against income the estimated fair value of stock-based compensation, or in lieu of a direct charge, disclosing the effect on earnings and earnings per share as if the charge had been applied. The Company has elected to follow the disclosure-only alternative and to continue to account for its stock-based compensation in accordance with Accounting Principles Board Opionion No. 25 and its related interpretations.

     In October 1995, the Board of Directors of the Company adopted the CellularVision 1995 Stock Incentive Plan (the "Plan") which provides for the grant of non-qualified and incentive stock options. The Plan has reserved authorized, but unissued, shares of common stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. The minimum purchase price in the case of non-qualified stock options granted under the Plan is the par value of the Common Stock and, in the case of incentive stock options granted under the Plan is the fair market value, as defined in the Plan, of the Common Stock on the date the option is granted. The vesting period and expiration dates of any option granted may vary. As of December 31, 1996, a total of 103,700 non-qualified stock options have been granted under the plan. All such options have a ten-year term and are exercisable at 9.875, the market price per share on the date of grant.

      The purpose of the Plan is to attract and incent able persons to remain with the Company and its Subsidiaries by providing a means whereby employees, directors and consultants of the Company and its Subsidiaries can acquire and maintain Common Stock ownership, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company and its Subsidiaries and promoting a common identity of interest between stockholders and these employees, directors and consultants.

     In  connection with the employment agreements  discussed  in
Note 9, non-qualified options to purchase an aggregate of 40,000 shares of Common Stock were issued pursuant to the Plan to two officers of the Company. The options, which have a ten-year term, were immediately exercisable at the date of grant at exercise prices ranging from $10.50 to $15.00 per share.

     In February 1996, the Company granted options to each director who is not employed by the Company or any of its affiliates to purchase 5,000 shares of Common Stock at the initial public offering price of $15.00 per share. A total of 35,000 options were granted to directors in February 1996. The options have a ten-year term and were immediately exercisable at the date of grant.

      As  of  January 1, 1996 there were no outstanding  options.
During the year 188,700 options were granted and 10,000 options were terminated leaving a balance of 178,700 as of December 31, 1996.

     Exercise price per share ranges from $9.875 to $15.00. The weighted average exercise price at December 31, 1996 was $11.31 per share. All options issued have a ten-year term. A total of 75,000 options issued to Board members and two officers of the Company were exercisable at the date of grant. The balance of 103,700 outstanding options were issued to employees and are exercisable as follows: 34,566 at August 1, 1996, 34,568 at April 1, 1997 and 34,566 at April 1, 1998.

     At  December  31,  1996 and 1995, there were  1,071,300  and
1,250,000 shares available for future grants, respectively.

     Since the exercise price of all stock options granted under the 1995 Plan in 1996 were equal to the closing price of the Common Stock on the NASDAQ on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the year. Compensation expense would have been $1,365,000 in 1996, had compensation cost for stock options awarded in 1996 under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," and the Company's pro forma net loss and earnings per share would have been a net loss of $12,996,000 and $0.83 loss per share for 1996.

     The stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options included: risk free interest rates of 5.3%-6.8%, an expected life of five years and a volatility factor of 80%.

     At December 31, 1995, the Company had issued warrants to purchase up to 190,862 shares of Common Stock. No additional warrants were issued in 1996. At December 31, 1995, an aggregate
(i) up to 113,256 shares were issuable by the Company, and (ii) 77,606 shares were issuable by Suite 12 Group from its Common Stock holdings. The warrants issued by the Company have a ten-year term and are exercisable at a price per share ranging from $12.50 to $15.03. The holders of all outstanding warrants have registration rights in respect of the shares of Common Stock issuable upon exercise.

9.  Employment Agreements

     The Company has entered into an employment agreement with Mr. Shant S. Hovnanian, dated October 18, 1995. The agreement provides that Mr. Hovnanian will act as President and Chief Executive Officer of the Company and will devote substantially all of his working time and efforts to the Company's affairs. Pursuant to the agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one year term and provides for an annual salary of $250,000, effective February 7, 1996. Mr. Hovnanian is currently negotiating an extension of his contract with the Company, and is continuing to serve as Chairman, President and CEO pending the successful conclusion of these discussions.

     The Company has also entered into an employment agreement with the inventor of the LMDS technology licensed from CT&T, Mr. Bernard B. Bossard, dated October 18, 1995. The agreement provides that Mr. Bossard will act as Executive Vice President and Chief Technical Officer of the Company and will devote such substantial portion of his time and effort to the affairs of the Company as the Company's Board of Directors reasonably requires. The agreement has a three year term and provides for an annual salary of $170,000, the use of an automobile and one of the Company's New York City apartments, effective February 7, 1996.

      The Company has entered into an employment agreement with Mr. Charles N. Garber, dated July 31, 1996. The agreement provides that Mr. Garber will serve as Chief Financial Officer of the Company and Vice President - Finance of CVNY, effective as of July 15, 1996. The agreement has a three year initial term and provides for an annual salary of $175,000, a signing bonus of $50,000, a relocation allowance of $50,000, an annual bonus of no less than $50,000 subject to review based on executive's attainment of performance goals established by the Compensation Committee, 25,000 options exercisable at the market value as of the agreement date, a monthly commuting allowance of $350, and a bonus of $50,000 upon completion of a financing by the Company or CVNY in excess of $50 million. The agreement also provides that Mr. Garber's compensation shall be reviewed for a potential increase no less frequently than annually.

      The Company has entered into an employment agreement with Mr. John Walber, dated January 1, 1997. The agreement provides that Mr. Walber will continue to serve as Vice President of CVUS and as President and Chief Operating Officer of CVNY. The agreement has an initial term of two years and provides for an annual salary of $195,000, a monthly commuting expense allowance of $1,500, an annual bonus in the amount of up to $195,000 based on the executive's attainment of certain performance goals. Pursuant to the terms of this agreement, Mr. Walber was granted 50,000 options to purchase CVUS shares at the market value as of the effective date of the agreement. 25,000 options are exercisable on December 31, 1997 and 25,000 are exercisable on December 31, 1998.

10.  Initial Public Offering

Initial Public Offering

     The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (the "Registration Statement") in connection with the initial public offering (the "Initial Public Offering") of 3,333,000 shares of Common Stock, including 333,000 shares sold by certain existing shareholders of the Company. The initial public offering price per share of Common Stock was $15.00. The Registration Statement was declared effective on February 7, 1996 and the Initial Public Offering was consummated on February 13, 1996. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2 million in other expenses, were $39,850,000.

     Immediately prior to the Initial Public Offering, the Company effected the following events (collectively, the "Incorporation Transactions"): (i) $10 million principal amount of the convertible exchangeable subordinated notes was converted into 4,547 shares of Common Stock pursuant to their conversion provisions, (ii) the Company issued an aggregate of 93,180 shares of Common Stock to the stockholders of HCM (the "Founders") in exchange for all outstanding capital stock of HCM, and the holders of certain partnership interests of CVNY in exchange for all of their partnership interests in CVNY, and (iii) the Company effected a 133.0236284-for-1 stock split of the outstanding shares of Common Stock and issued an aggregate of 13,000,000 shares of Common Stock to the holders thereof. As a result of the consummation of the Incorporation Transactions, the Company is
the sole stockholder of HCM, the managing general partner of CVNY, and CVNY continues to carry on its business as an indirect wholly owned subsidiary of the Company. In December 1995, the FCC approved the pro forma transfer of control of HCM from the Founders to the Company. The capital stock of the Company consists of Common Stock, $.01 par value, 40,000,000 shares authorized, and 16,000,000 shares issued and outstanding immediately prior to the Initial Public Offering. The Company has also authorized 20,000,000 shares of Preferred Stock, $.01 par value. No shares of Preferred Stock have been issued.

     Stockholders' equity has been restated at December 31, 1995 to give retroactive recognition to the stock split of the 93,180 shares of Common Stock issued to the stockholders of HCM.

11.  Legal Proceedings

     In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. A summary judgment motion has been filed by the Company and is currently pending, requesting that the court dismiss the case. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position but it could have a material effect on operating results in the period in which the matter is resolved.

     In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The Company believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial condition of the Company, but could have a material effect on operating results in the period in which the matter is resolved.

     Prior to 1992, Vahak and Shant Hovnanian were officers, directors and principal shareholders of Riverside Savings Bank, a state-chartered savings and loan association that entered receivership in 1991. In certain civil litigation against the Hovnanians and others that ensued, which is pending in the U.S. District Court for the District of New Jersey, the Resolution Trust Corporation has alleged simple and gross negligence and breaches of fiduciary duties of care and loyalty on the part of the defendants. Although this action is still in its preliminary stages, the defendants have obtained dismissal of certain allegations and intend to continue to vigorously defend the action.
                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 28, 1997.

                                 CELLULARVISION USA, INC.


                                 /s/ Shant S. Hovnanian
                                  Shant S. Hovnanian
                                  President, Chief Executive
                                  Officer and
                                  Chairman of the Board of
                                  Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                 Title                  Date

                         President and Chief           March 28, 1997
/s/ Shant Hovnanian      Executive Officer and
Shant Hovnanian          Chairman of the Board of
                         Directors



/s/ Charles N. Garber    Chief Financial Officer        March 28, 1997
Charles N. Garber

/s/ Bernard B. Bossard   Executive  Vice President,     March 28, 1997
Bernard B. Bossard       Chief Technical Officer
                         and Director


/s/ Vahak S. Hovnanian   Director                       March 28, 1997
Vahak S. Hovnanian

/s/ William E. James     Director                       March 28, 1997
William E. James

/s/ Bruce G. McNeill     Director                       March 28, 1997
Bruce G. McNeill

/s/ Roy H. March         Director                       March 28, 1997
Roy H. March

/s/ Matthew J. Rinaldo   Director                       March 28, 1997
Matthew J. Rinaldo

/s/ Dennis G.  Spickler  Director                       March 28, 1997
Dennis G. Spickler



                       CELLULARVISION USA, INC.
                    (A Development Stage Company)

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

      For the Years Ended December 31, 1994, 1995 and 1996


                       Balance at    Charged to                  Balance at
                       Beginning of  Costs and                   end of
       Description     Period        Expenses     Deductions     Period

1996
Allowance for
doubtful
accounts........       $133,730       $351,839     $361,199      $124,370

1995
Allowance for doubtful
accounts........         $2,402       $202,108      $70,780      $133,730

1994
Allowance for doubtful
accounts........        $ 1,000        $ 1,402         $  0        $2,402




1996
Deferred Tax Asset
Valuation Reserve....       $ 0    $13,900,000          $ 0    $13,900,000

1995
Deferred Tax Asset
Valuation Reserve....       $ 0            $ 0          $ 0            $ 0

1994
Deferred Tax Asset
Valuation Reserve....       $ 0            $ 0          $ 0            $ 0





















[ARTICLE]  5

[PERIOD-TYPE]            12-MOS
[FISCAL-YEAR-END]                  DEC-31-1996
[PERIOD-END]                       DEC-31-1996
[CASH]                              19,600,070
[SECURITIES]                                 0
[RECEIVABLES]                          654,703
[ALLOWANCES]                           124,370
[INVENTORY]                                  0
[CURRENT-ASSETS]                    21,145,730
[PP&E]                              16,911,507
<ACCUMULATED-DEPRECIATION>           2,753,841
[TOTAL-ASSETS]                      35,923,882
[CURRENT-LIABILITIES]                4,381,095
[BONDS]                              4,590,421
[PREFERRED]                                  0
[COMMON]                               160,000
[OTHER-SE]                          26,792,366
[TOTAL-LIABILITY-AND-EQUITY]        35,923,882
[SALES]                                      0
[TOTAL-REVENUES]                     2,189,766
[CGS]                                        0
[TOTAL-COSTS]                        1,174,619
[OTHER-EXPENSES]                    12,832,777
[LOSS-PROVISION]                       351,839
<AMORTIZATION-DEBT >                    98,783
<INCOME-PRETAX-OTHER>              (11,817,630)
[INCOME-TAX]                                 0
[INCOME-CONTINUING]                (11,631,201)
[DISCONTINUED]                               0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                       (11,631,201)
[EPS-PRIMARY]                            (0.75)
[EPS-DILUTED]                             0.00