Form 10-K/A
period 1996-12-31
CELLULARVISION USA INC
filed 1997-04-09
CIK 1002520

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File No. 000-27582

                           CELLULARVISION USA, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                  13-3853788
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                 Identification Number)

                    505 Park Avenue, New York, New York 10022
                    (Address of Principal Executive Offices)
                                 (212) 751-0900
                         (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

         The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $50,461,000 on March 26, 1997, based on the closing sale price of the Common Stock on the NASDAQ National Market system on that date.

         The number of shares of Common Stock outstanding as of March 26, 1997 was 16,000,000.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held in May 1997.

================================================================================

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

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                  The Private Securities  Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K/A for the year ended December 31, 1996 is forward-looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important factors that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, pricing and availability of equipment, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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





                                       (i)

                                     PART I
ITEM 1.  BUSINESS

Overview

         CellularVision USA, Inc. (together with its operating subsidiary, CellularVision of New York, L.P. ("CVNY"), the "Company") owns and operates a multichannel broadband cellular television system in an area which includes New York City under a 1,000 MHz commercial license from the Federal Communications Commission (the "FCC"). The Company has been operating a 49-channel broadband cellular television system in portions of Brooklyn on a limited basis since 1992. In December 1995, the FCC granted the Company 34 applications for additional commercial transmitter sites. In 1996, the Company expanded its subscription television services to cover approximately one-third of its licensed service area, the 8.3 million population, New York Primary Metropolitan Statistical Area ("PMSA"), a region consisting of New York City and three suburban counties. Currently, there are approximately 2.9 million people in the area covered by the Company's ten operational transmitters in Brooklyn, Queens and Manhattan. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's transmitter permits are conditional upon, and subject to conformance with the final FCC rules for Local Multipoint Distribution Service ("LMDS").

         On March 13, 1997, the FCC released its Second Report and Order, Order on Reconsideration, and Fifth Notice of Proposed Rulemaking ("Second Report and Order") which adopted the service, auction and eligibility rules for the nationwide licensing of LMDS. The FCC stated in the Second Report and Order that it will commence processing the Company's renewal application by placing the application on Public Notice not later than 30 days after the March 13, 1997 release date of the Second Report and Order. The new LMDS service rules will apply to this renewal application. As a result of its deployment efforts since 1992, and based on the license renewal expectancy earned by the Company, the Company believes the renewal application should be granted promptly by the FCC.

          The FCC's rules for LMDS set forth in the Second Report and Order authorize the Company, upon receiving its license renewal, and future providers of LMDS services in other areas, to offer a variety of two-way broadband services, such as wireless local loop telephone services, high-speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television (collectively, "two-way services"). The Company believes that future implementations of its multichannel broadband cellular telecommunications system will not only support these two-way services, but also be able to accommodate additional television channel capacity through the use of digital compression and other techniques, if and when the costs of such technologies make implementation commercially feasible. In addition, the FCC rules for LMDS provide for the granting, through a competitive auction process, of licenses to offer these services in Basic Trading Areas ("BTAs") throughout the United States. The Company believes that, as a result of the licenses awarded through this proposed auction process, a new segment of the telecommunications industry will emerge based upon the multiple uses for this wide band of spectrum. The Company expects to bid in the LMDS auctions, alone or in partnership with others, to expand its operations to other territories, thus leveraging the experience and expertise it has obtained through operation of its existing LMDS system, presently the only commercial operation of LMDS in the United States. The Company believes it will be in the forefront of this new industry segment due to its early operational start date, its unique LMDS operating experience, and its existing commercial license to serve the nation's largest media market.

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

         CVNY was formed in 1993 and initially financed by the Founders to carry on the business of Hye Crest and commercialize a multiple-use cellular telecommunications service in the New York PMSA, beginning in the Brighton Beach area of Brooklyn. Hye Crest contributed all of its operations and assets, including its FCC commercial license, to CVNY in exchange for managing general partnership interests constituting more than 90% of CVNY's outstanding equity interests. For regulatory reasons which are no longer applicable, Hye Crest temporarily held title to the head-end facilities, which have now been transferred to CVNY. Suite 12 contributed an FCC experimental license to CVNY in exchange for limited partnership interests. In July 1993, a subsidiary of Bell Atlantic Corporation ("Bell Atlantic") became the Company's first corporate investor. From 1993 to 1995, Bell Atlantic also provided certain start-up operational and management services to the Company. In October 1993, Philips purchased an equity interest in the Company from its Founders, and in December 1993, investment funds managed by affiliates of J.P. Morgan & Co. Incorporated ("Morgan" and, together with Bell Atlantic and Philips, the "Corporate Investors") invested in the Company.

         The Company was formed in October 1995 to serve as a holding company for 100% of both Hye Crest and CVNY. In February 1996, the Company consummated the initial public offering (the "Initial Public Offering" or "IPO") of shares of its common stock, par value $.01 per share (the "Common Stock"). Immediately prior to the Initial Public Offering, the Company consummated the following events (collectively, the "Incorporation Transactions"): (i) Morgan converted $10 million principal amount of the $15 million principal amount of convertible exchangeable subordinated notes of CVNY (the "Morgan Notes") into 4,547 shares of Common Stock and exchanged $5 million principal amount, together with interest accrued thereon as of December 15, 1995, for non-convertible debt securities (the "Morgan Exchange Notes") of the Company, (ii) the Company issued an aggregate of 93,180 shares of Common Stock to the Founders in exchange for all outstanding capital stock of Hye Crest, and to Bell Atlantic, Philips and Suite 12 in exchange for all of their respective partnership interests in CVNY, and (iii) the Company effected a 133.0236284-for-1 stock split of the outstanding shares of Common Stock and issued an aggregate of 13,000,000 shares of Common Stock to the holders thereof. As a result of the Incorporation Transactions, the Company is the sole stockholder of Hye Crest, which has no independent business, and CVNY is a wholly owned subsidiary of the Company and continues to carry on its business. In December 1995, the FCC approved the pro forma transfer of control of CVNY from Hye Crest to the Company. In July, 1996, Hye Crest changed its name to CellularVision Capital Corporation.

Business Strategy

         The Company's strategy for successful operation is based upon the following principles:

         Capture New York Cable Television Market Share. The Company intends to capture a significant portion of the 8.3 million population New York PMSA subscription television market by instituting a mass marketing program highlighting the Company's dependable, high quality picture and low prices. The Company currently offers 49 of the most popular cable and broadcast television channels at prices 20% to 30% less than its franchised cable competitors.

         The Company's prompt, courteous and effective customer service specialists are central to differentiating the Company from competitors. At present, the Company's average response time to a phone call is under 10 seconds and over 90% of calls are answered within 30 seconds, a response time that is better than industry standards. The Company offers same-day repair services, and customers' calls are handled 24-hours a day.

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

         Expand Service Territory; Pursue New Markets. Depending upon the confirmation of the Company's tentative Pioneer's Preference and prices paid at the LMDS auctions for other BTA licenses, the Company plans to expand its service area to include the entire New York BTA, adding approximately 8.9 million people to its service area. Under its tentative Pioneer's Preference, if granted, the Company would have the exclusive right to extend its license to add this additional territory at a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. The FCC has permitted broadband Personal Communications Services Pioneer's Preference awardees to pay for their licenses over five years, with interest only payments for the first two years, at an interest rate equal to the five-year U.S. Treasury Note plus
2.5 percent. The Company believes that it will be permitted to pay for its Pioneer's Preference license, if granted, under similar terms, although there can be no assurance that this will be the case. If the FCC does not grant the Company's Pioneer's Preference, the FCC can be expected to auction this remaining portion of the New York BTA and the Company may then acquire this remaining service area at auction.

         Introduce Two-Way Broadband Services. The Company expects to be among the first LMDS operators to introduce two-way services, such as wireless local loop telephone services, high-speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television, which services were authorized by the FCC in the rules for LMDS adopted in the Second Report and Order.

         In 1996 the Company demonstrated the first high-speed wireless modem to the New York market. Field trials of a 500 Kbps modem began in September 1996 and have been successfully completed. The $200 product operates at data rates approximately 20 times faster than conventional 28.8 Kbps modems, and approximately 4 times faster than ISDN. The Company recently began marketing trials that will continue until the expected commercial launch later in 1997.

The CellularVision (TM) System

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

Competitive Advantages

         The Company's system has a number of significant cost and technical attributes that the Company believes will affect its competitiveness:

          Low Cost Infrastructure. The Company believes that its system offers a low cost, high quality and dependable alternative to both franchised cable systems and satellite systems, such as Direct Broadcast Satellite ("DBS"). The Company believes that it can consistently offer substantially the same services at significantly lower prices than franchised cable systems because the
Company's system does not require the extensive networks of cables and amplifiers or the constant maintenance and repair of system architecture inherent in such systems. DBS systems have a lower cost per household passed but involve the expense associated with high-powered direct broadcast satellites. The leading DBS provider currently requires its subscribers to invest in receiving equipment which the Company believes currently retails for approximately $200, and pay up to an additional $200 for installation. In addition, subscribers are required to pay monthly charges comparable to cable rates. By comparison, the Company's subscribers have to pay up to a $50 installation fee, all or a portion of which may be waived during promotions, and monthly charges that are significantly lower than cable rates.

     High Quality Picture. The Company's system has been designed to deliver a generally superior picture quality as compared to the quality generally characteristic of franchised cable or current Multichannel Multipoint Distribution Service ("MMDS") systems. In a franchised cable system, each time a television signal passes through an amplifier, some measure of noise is added which results in a grainier picture. As a result, franchised cable picture quality generally degrades significantly depending on the distance the signal travels from the head-end to the subscriber. Current MMDS systems lack the FM video fidelity associated with the Company's system and the Company believes that these systems are also generally subject to perceptible interference. The Company's system, by contrast, has been designed to deliver its subscribers a video picture without perceptible interference under most conditions. The superior quality of the Company's system is particularly striking on large-screen and projection televisions, which amplify the distortions and graininess characteristic of other transmission technologies.

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

         Large Spectrum Grant and Efficient Spectrum Usage. The Company currently has the right to use 1,000 MHz of spectrum, one of the largest blocks of spectrum ever awarded, and its system permits reuse of this spectrum in each one of its cells. This may result in advantages over competing technologies, such as MMDS systems, which typically have access to a maximum of 200 MHz of fragmented spectrum and use frequencies only once in a metropolitan area. The Company believes that its spectrum-efficient system will enhance its ability to provide localized programming and advertising options and, eventually, to examine and address on a selective basis additional business opportunities for two-way services as are permitted by the FCC in the Second Report and Order. The Company, consistent with the rules adopted in the Second Report and Order, will have exclusive access to an additional 150 MHz of 31 GHz spectrum once its current New York PMSA license is renewed, bringing its total spectrum grant to 1,150 MHz.

Future Two-Way Broadband Services

         The Company expects that future implementations of its system will support two-way services such as wireless local loop telephony, high-speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television. The Company's system can support two-way communication by inserting communication channels between the Company's 49 polarized video channels and transmitting such communication channels in the opposite polarization. An alternative approach to this configuration can be achieved through separation of the two-way services in a separate band assigned to LMDS in the higher frequencies. In the Second Report and Order, the FCC adopted flexible rules for LMDS that will expand the range of services that the Company is authorized to offer to its subscribers to include two-way services. Implementation of such services will be predicated upon the availability of the requisite two-way LMDS equipment, which the Company's suppliers and other third parties currently have under development and, in the case of interactive video, upon the emergence of available programming.

         The Company believes that it will have a substantial competitive advantage in providing these services to certain markets because of its inherent ability to access many sites without the cost of installing and maintaining telephone or fiber optic lines in a crowded metropolitan environment, or accessing and wiring individual buildings. This advantage will be enhanced in the case of potential two-way customers who are already multichannel television subscribers. Thus, residential subscribers may be offered an upgrade to telephony services, interactive television and high-speed data access services, such as the Internet, and business subscribers who have subscribed to Business Class Service, a package of video, voice and data services, may be offered high speed broadband links for private data networks.

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

         High speed data transmission. Given the low cost of build-out, the Company believes its system provides an attractive method of linking wide area networks on a primary or back-up basis and providing individuals and businesses with high-speed data transmission, including Internet access.

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

Current Operations

         The Company is licensed by the FCC to conduct operations in the New York PMSA and, based on the FCC's December 1995 grant of the Company's 34 applications for additional commercial transmitter sites, intends to deploy additional transmitters that will give it access to subscribers throughout most of the New York PMSA by the end of 1997. These grants are subject to modification to conform with the FCC's final rules for LMDS. According to industry estimates, the New York PMSA includes approximately 8.3 million people, of which the Company believes a large proportion will be capable of being served by the Company's system. In addition, if the FCC grants the Company a Pioneer's Preference, under the FCC's most recent proposal, the Company would be allowed to expand its service area to include the entire New York BTA, of which the New York PMSA is a part, by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average auction price paid at the LMDS auctions for licenses in comparable service areas. See "--Industry Regulation." The expansion of the Company's licensed territory to include all of the New York BTA would bring approximately 8.9 million additional people into its service area.

         In the Second Report and Order, the FCC deferred action on the Company's tentative Pioneer's Preference award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted. The Company believes, based on the 1994 GATT legislation and the FCC's prior determinations not to subject parties to peer review whose Pioneer's Preference applications were accepted for filing before September 1, 1994, that this is an unnecessary regulatory requirement. The Company is currently seeking FCC clarification on this issue. Accordingly, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

         The Company's head-end has been fully operational since 1992 and is currently being used to transmit programming to the 10 operational cells located in Brooklyn, Queens and Manhattan. In 1996, the Company expanded its subscription television services to cover one-third of its licensed service area, the 8.3 million population New York PMSA, a region consisting of New York City and three suburban counties. Currently, there are approximately 2.9 million people in the area covered by the Company's 10 operational transmitters. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's transmitter permits are subject to modification to conform with the final rules for LMDS.

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

         The following table sets forth the Company's current channel line-up:
Encore*                                 The Disney Channel                     Univision (WXTV)
Plex*                                   CNBC                                   BET
Starz*                                  C-SPAN                                 The International Channel
Showtime*                               MSNBC                                  Russian American Broadcasting
The Movie Channel*                      Headline News                          The Prevue Guide
Flix*                                   CNN                                    ESPN
HBO*                                    Bloomberg Information Television       Madison Square Garden Network
Cinemax*                                The Weather Channel                    MSG 2
Playboy Television*                     Nickelodeon                            MSG 3
Pay Per View Movies                     TV Food Network                        ESPN 2
Pay Per View Special                    MTV                                    SportsChannel
Pay Per View Events                     VH-1                                   WCBS
USA Network                             E! Entertainment                       WNBC
TNT                                     Comedy Central                         WNYW
Turner Classic Movies                   The Discovery Channel                  WABC
WTBS                                    The Learning Channel                   WWOR
Lifetime                                Court TV                               WPIX
Arts & Entertainment                    Sci-Fi Channel                         WNET

*     Denotes premium programming.

Marketing

         Presently the Company's sales strategy incorporates a variety of targeted tactics. Direct mail is used as a response vehicle as well as a softener for door to door sales, consisting of an in-house sales force complemented by subcontractors. The Company utilizes telemarketing for both acquisition and retention purposes. In addition to sales related calls, telemarketing representatives perform installation reminder calls, customer research and welcome calls. As the build-out of its system continues, the Company intends to augment current efforts with mass marketing programs, including radio advertising and print media, to bring about increased awareness of its quality and cost advantages. During this time, the

Company may supplement its direct sales force by marketing subscriber-installed units through consumer electronics and telephone retail stores.

Customer Service

         The Company's prompt, courteous and effective customer service specialists are central to differentiating the Company from competitors and attracting and retaining subscribers. To offer superior customer service as its subscriber base expands, the Company intends to provide a ratio of customer service specialists to subscribers significantly higher than that currently offered by its subscription television competitors. Presently, the Company offers same-day repair services and, customers' calls are handled 24-hours a day.

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

         The   Telecommunications   Reform Act  contains a  provision that would
reduce the regulatory burden on the Company's franchised cable competitors. See "--Industry Regulation-Telecommunications Reform Act."

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

         Telephone Company Provision of Video Programming. The current regulatory framework that traditionally prohibited local telephone companies, also known as local exchange companies ("LECs"), from providing video programming directly to subscribers in their telephone service areas is evolving rapidly to permit LECs to play a broader role in the competitive video marketplace. In this regard, the Telecommunications Reform Act repealed the telco-cable cross-ownership restriction, and allows LECs several options for providing video services to their telephone customers under various regulatory frameworks. Among other things, under the Telecommunications Reform Act, LECs can provide video programming to customers in their telephone service areas either as common carriers, cable systems or "open video systems," an entirely new regulatory framework. In March 1996, the FCC eliminated rules implementing the telco-cable cross-ownership restriction, and commenced a rulemaking to implement the open video systems framework in a way that will promote congressional goals of flexible market entry, enhanced competition, diversity of programming choices and increased consumer choice. In June 1996, the Commission adopted streamlined certification and regulations under which LECs (and non-LECs) can operate as open video systems providers under various conditions. On October 11, 1996, the FCC certified the first open video system. Since that time, additional certifications have been granted, including three within various portions of the Company's New York PMSA.

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

         On July 17, 1996, by unanimous vote, the FCC adopted the First Report and Order and Fourth NPRM, which formally established a band plan and sharing rules as previously proposed by the FCC in the Third NPRM. This plan allocated to LMDS the 28 GHz frequency band nationwide, 850 MHz spectrum from 27.5-28.35 GHz on a primary basis for two-way LMDS transmissions, with an additional non-contiguous 150 MHz from 29.1-29.25 GHz to be shared on a co-primary basis with MSS systems. While the sharing rules adopted for the 150 MHz limit LMDS to hub-to-subscriber transmissions due to concerns about potential interference between LMDS and MSS, in the First Report and Order the FCC stated that it will revisit that limitation if the LMDS industry can demonstrate definitively that LMDS return links do not interfere with MSS systems.

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

         The FCC in the Second Report and Order provides for two LMDS licenses per BTA: one license for 1,150 MHz, the other for 150 MHz, amounting to 1,300 MHz allocated to LMDS. In addition to the non-contiguous 1 GHz of 28

GHz spectrum allocated to LMDS in the First Report and Order, the FCC has allocated an additional 300 MHz in the 31 GHz band for LMDS, 150 MHz of which will be allocated to one LMDS license, the other 150 MHz will be combined with the 1,000 MHz in the 28 GHz band.

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

         In order to encourage competition in the video and telephony markets, the FCC decided to substantially restrict LECs and cable companies from acquiring the 1,150 MHz LMDS license. Under the rules adopted in the Second Report and Order, LECs and cable companies will be ineligible to acquire a 20% or greater ownership interest in an 1,150 MHz LMDS license in their service region for a period of three years. An incumbent LEC or cable company is considered `in-region' and, therefore, ineligible to acquire an 1,150 MHz license, if 10% of the BTA's population is within its authorized service area. This eligibility restriction may be extended beyond the three-year period by the FCC based on a determination that Incumbent LECs or cable companies continue to have substantial market power. Also, the eligibility restriction will be examined by the FCC at the time of its annual review, the first of which will take place in the year 2000, to determine whether competition in the local telephone and video distribution industries has increased sufficiently to make these restrictions unnecessary. Finally, upon a showing of good cause by a petitioning LEC or cable company, the FCC may waive the eligibility restriction on a case-by-case basis. Cable companies and LECs will be able to bid on the 150 MHz license in their service area, as there is no such eligibility restriction on this LMDS license.

     In order to encourage small businesses to enter the LMDS industry, the FCC has adopted several opportunity enhancing measures for qualifying small businesses. The FCC will define a "small business" as an entity whose average annual gross revenues, together with controlling principals and affiliates for the three preceding years does not exceed $40 million. A small business will be entitled to a 25% bidding credit. Small businesses are also entitled to installment payments at an interest rate based on the rate for U.S. Treasury obligations of maturity equal to the license term (10 years) fixed at the time of licensing, plus 2.5%. Payments shall include interest only for the first two years and payments of interest and principal amortized over the remaining eight years. The rate of interest on ten-year US Treasury obligations will be determined by taking the coupon rate of interest on ten-year US Treasury notes most recently auctioned by the Treasury Department before licenses are conditionally granted. Moreover, entities with gross revenues exceeding $40 million but not exceeding $75 million, will be entitled to a 15% bidding credit and the same ten-year repayment plan as small businesses except interest and principal will be amortized over the whole ten-year period.

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

         In the Second Report and Order, the FCC deferred action on the Company's tentative Pioneer's Preference award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted. The Company believes, based on the 1994 GATT legislation and the FCC's prior determinations not to subject parties to peer review whose Pioneer's Preference applications were accepted for filing before September 1, 1994, that this is an unnecessary regulatory requirement. The Company is currently seeking FCC clarification on this issue. Accordingly, there can be no assurance that the FCC will grant the Company's Pioneer's Preference.

         Based on the Second Report and Order, wherein the FCC confirmed that it will commence processing the Company's commercial license renewal application for the New York PMSA within 30 days of the March 13, 1997 release of the Order, the outcome of the Pioneer's Preference award has no impact on the Company's license to operate in the New York PMSA. As previously stated by the FCC in the Third NPRM, the Pioneer's Preference would apply only to the outer portion of the New York BTA not covered by the Company's existing license for the New York PMSA. If the

Company ultimately is awarded the Pioneer's Preference, the Company would be licensed to use the portion of the New York BTA outside the New York PMSA pursuant to the FCC's band segmentation plan (i.e., 27.5-28.35 GHz, 29.1-29.25 GHz and 30.0-30.3 GHz). While the remainder of the New York BTA would be awarded to the Company without being subject to a spectrum auction, under the FCC's most recent proposal the Company would have the exclusive right to extend its license to add the portion of the New York BTA not included in the 1,000-plus square mile area covered by the Company's existing license for the New York PMSA by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. In addition, the FCC is considering the adoption of conditions on the Company's Pioneer's Preference similar to those placed on the Pioneer's Preferences granted to Personal Communications Service licensees. If adopted, these conditions may require the Company to construct the system subject to the Pioneer's Preference using substantially the same technology upon which its Pioneer's Preference award is based.

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

         From a regulatory standpoint, the Company's subscription television service currently offered in the New York PMSA is not treated as a "cable system," as that term is defined by 42 U.S.C. ss. 522(7) and interpreted by the FCC's rules and relevant decisions including the Second Report and Order. As the FCC has formally recognized in the Second Report and Order, as a wireless service provider, the LMDS licensee providing video programming services is not subject to franchising or regulation as a cable system. As a result, the Company is not required to comply with the FCC's onerous rules applicable to franchised cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide its video services.

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

         Restrictions on Over-the-Air Reception Devices. The Telecommunications Act of 1996 directed the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through devices designed for over-the-air reception of television broadcast signals, multichannel multipoint distribution service, or direct broadcast satellite services. In a Report and Order released on August 6, 1996, the FCC established a rule that prohibits restrictions impairing the installation, maintenance or use of an antenna designed to receive numerous video programming services, specifically including LMDS. However, the Commission limited the interim applicability of this rule to antennas located on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. In a Further Notice of Proposed Rulemaking that is ongoing, the FCC is requesting further comment on situations involving:
(i) property not under the exclusive use and control of a person who has a direct or indirect ownership interest; and, (ii) residential or commercial property subject to a lease agreement.

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

         The principal physical assets of the Company's system consist of head-end equipment (including satellite signal reception equipment, demodulators, multiplexers and encoders), transmitters, repeaters and subscriber equipment, as well as office space. The Company's head-end facility collects and feeds voice, video and data information from external sources such as satellites, local television broadcast programming and Information Service Providers into the Company's system, which transmits the signals from cell to cell. The cells transmit the Company's signal directly to the subscriber's home or office where it is received by an antenna connected to a set-top converter. The Company deploys repeaters to service those shadowed areas not served directly from the cell sites.


ITEM 2.  PROPERTIES

         The Company subleases approximately 9,800 square feet for its executive offices in Manhattan pursuant to a sublease which expires in July 1999. In addition, the Company leases approximately 9,350 square feet for its administrative, customer service and warehouse needs in Brooklyn, New York. The Company's lease for such facility terminates in May 1999. In November 1996, the Company entered into a lease for an additional 20,400 square feet of space at its Brooklyn location. This space will be utilized for the addition of a new head-end facility and for the expansion of the Company as the employee base increases. This lease expires in October 2004.

         In addition, as the Company expanded into the Queens area in September 1996, an additional satellite office for installation, service and sales was leased. The lease for 10,000 square feet expires in August 2004. The Company also leases one New York City apartment for system demonstration and general corporate purposes.

          The Company leases approximately 3,250 square feet of indoor and outdoor space on which it has constructed its head-end facility. These leases expire in 1998 and 1999.

          The Company anticipates that the 17 transmitters it plans to have in operation by the end of 1997 will give it access to subscribers throughout most of the New York PMSA. The Company leases approximately 100 square feet of space on each of fifteen rooftops for its transmitters. These leases, several of which contain seven-year renewal options, expire from 1999 to 2003. The Company is currently in final negotiations for rooftop space on four additional sites in New York City. In addition, the Company has letters of intent from landlords to lease space at a total of 24 additional sites throughout the New York PMSA. The Company believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites.

ITEM 3.  LEGAL PROCEEDINGS

         In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. A summary judgment motion has been filed by the Company and is currently pending, requesting that the court dismiss the case. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position, but it could have a material effect on operating results in the period in which the matter is resolved.

         In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The Suit seeks injunctive relief and $4 million in punitive damages. The Company believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company, but could have a material effect on operating results in the period in which the matter is resolved.

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

1996                           High Sale                 Low Sale                   Closing Sale
----                           ---------                 --------                   ------------

First Quarter*                  $15.750                  $10.125                     $11.000
Second Quarter                   16.750                    8.875                      15.750
Third Quarter                    16.750                    9.250                      10.000
Fourth Quarter                    9.500                    4.375                       7.000

-----------
* Commencing February 8, 1996, the first day of public trading of the Common Stock, through March 31, 1996.

         On December 31, 1996, the last sale price of the Common Stock as reported on the NNM was $7.00 per share. As of December 31, 1996, there were 41 registered shareholders of the Common Stock. During the year ended December 31, 1996, the Company did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         The Company has never declared or paid any cash dividends and does not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used to finance the build-out of the Company's multichannel broadband cellular television system in the New York PMSA.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

           The selected consolidated financial data set forth below should be read in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Report.



                                                               Year Ended December 31,
                                 ------------------------------------------------------------------------------------
                                          1992             1993            1994            1995             1996
                                          ----             ----            ----            ----             ----
                                                        (in thousands, except per share data)
Statement of Operations
Data:
Revenue........................            $2               $55             $51           $1,196            $2,190
Service cost...................             3                24              39              603             1,175
Selling general and
administrative.................           499             1,799           2,884            5,637            10,574
Management fees................            -                250           1,546            2,699              -
Depreciation and
amortization...................            51                73             188            1,376             2,258
                                           --                --             ---            -----             -----
Total operating expenses.......           553             2,146           4,657           10,315            14,007
                                          ---             -----           -----           ------            ------
Operating loss.................          (551)           (2,091)         (4,606)          (9,119)          (11,817)
Net interest income (expense)               -               100          (1,393)          (2,184)              186
                                           ---              ---          -------          -------              ---
Net loss.......................         $(551)          $(1,991)        $(5,999)        $(11,303)         $(11,631)
                                        ======          ========        ========        =========         =========


Loss per common share (1)......                                                          $ (0.91)         $  (0.75)

Weighted average common shares
outstanding(1).................                                                       12,395,142        15,576,478

                                                                     December 31,
                                          ----------------------------------------------------------------------
                                          1992         1993              1994              1995             1996
                                          ----         ----              ----              ----             ----
Balance Sheet Data:
Cash and short- term
investments....................           $14          $18,705         $12,544            $3,536           $19,600
Working capital
(deficiency)...................           (34)          17,766          10,470            (1,647)           16,765
Net property and equipment.....           353              407           3,469             6,322            14,158
Total assets...................           559           20,096          16,922            12,995            35,924
Total debt.....................            -            15,000          16,756            18,871             6,260
Total liabilities..............           239           16,115          18,861            26,314             8,972
Total equity (deficit).........           320            3,981          (1,939)          (13,319)           26,952

1) Historical loss per common share and weighted average common shares outstanding for the years ended December 31, 1992, 1993 and 1994 are not presented as they are not considered indicative of the on-going entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and the other financial information appearing elsewhere in this Report.

Information Relating to Forward-Looking Statements

         Management's Discussion and Analysis and other sections of this Annual Report include forward-looking statements that reflect the Company's current expectations concerning future results. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

General

         The Company owns a multichannel broadband cellular television system in an area which includes New York City under a 1,000 MHz commercial license from the FCC. The Company has been operating its 49-channel broadband cellular television system in portions of Brooklyn on a limited basis since 1992. The December 1995 grant by the FCC of the Company's 34 applications for additional commercial transmitter sites has now put the Company in a position to expand its subscription television services to cover most of the 8.3 million population New York PMSA, a region consisting of the five boroughs of New York City and three suburban counties. Currently, there are approximately 2.9 million people in the area covered by the Company's ten commercially operational transmitters. The Company intends to have 17 transmitters in operation by the end of 1997, which are expected to give it access to subscribers throughout most of the New York PMSA. The Company's recently granted transmitter permits are conditional upon, and subject to, conformance with the final FCC rules for LMDS.

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

Operations

          The focus of 1996 operations was the construction of the CellularVision system throughout the New York PMSA and continued subscriber growth. The Company deployed eight additional transmitters in 1996, bringing the current total to ten serving all of Brooklyn, and parts of Manhattan and Queens. Five additional transmitters are under construction and the Company expects to have 17 transmitters in operation by the end of 1997. The Company expects that these transmitters, with the deployment of repeaters to service shadowed areas within each cell, will cover over 85% of the 8.3 million population in the New York PMSA.

         Sales and marketing efforts include door-to-door, direct mail and telemarketing campaigns. Since the launch of this three-pronged approach in the second quarter of 1996, the Company's subscribers and revenues have grown each month. The subscribers as of March 24, 1997, totaled approximately 12,500, more than triple the number reported at this time in 1996.

          As significant market areas (i.e., boroughs) are passed, the Company will incorporate mass media into its marketing plan. Television and radio advertising will follow a newspaper strategy designed to increase CellularVision brand awareness. The Company has introduced its "Business Class Service" in a series of advertisements running in The Wall Street Journal and The New York Times.

          "Business Class Service" is a package of video, voice and data services developed for delivery to TVs and PCs in New York's financial institutions and corporations. Business Class Service includes 14 news and business oriented video channels, data services including high-speed Internet access, and future two-way services like telephony and video teleconferencing. In 1996, the Company announced a strategic marketing alliance with Bloomberg Information Television. As a result, the Company now delivers Bloomberg Information Television to hundreds of computer screens in Manhattan.

         The Company was among the first to offer high-speed Internet access. In 1996 the Company demonstrated the first high-speed wireless modem to the New York market. Field trials of a 500 Kbps modem began in September 1996 and have been successfully completed. The $200 product operates at data rates approximately 20 times faster than conventional 28.8 Kbps modems, and approximately 4 times faster than ISDN. The Company recently began marketing trials that will continue until the expected commercial launch later in 1997.

         Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995. Revenue increased $994,000 from $1,196,000 for the twelve months ended December 31, 1995 to $2,190,000 for the twelve months ended December 31, 1996. The increase in revenue is due to an increase in subscribers, and a full year of premium and pay-per-view services which were introduced in April and June 1995, respectively.

         Operating expenses increased $3,692,000 from $10,315,000 for the twelve months ended December 31, 1995 to $14,007,000 for the twelve months ended December 31, 1996. This increase is attributable to costs associated with the continued commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization, offset in part by the elimination of management fees.

         Service costs increased $572,000 from $603,000 for the twelve months ended December 31, 1995 to $1,175,000 for the twelve months ended December 31, 1996. Service costs are fees paid to providers of television programming and royalties paid to CT&T under a license agreement between CT&T and CVNY (the "CT&T License Agreement"). These costs increase as the subscriber count and associated revenues increase.

         Selling, general and administrative expense increased $4,937,000 from $5,637,000 for the twelve months ended December 31, 1995 to $10,574,000 for the twelve months ended December 31, 1996. The increase in selling, general and administrative expenses is primarily attributable to headcount-related costs (as the Company's employee base rose from 55 at December 31, 1995 to 104 at December 31, 1996), and increased payments in equipment rentals and legal fees associated primarily with the FCC rulemaking, offset in part by a decrease in contractor sales as part of the sales force was brought in-house. The Company expects that its legal costs associated with FCC matters will vary dependent upon the timing and resolution of matters such as the recently approved transmitter applications and the pending final FCC rules for LMDS. CT&T paid 50% of all such legal costs through the date of the consummation of the Initial Public Offering, at which time the Company assumed all ongoing legal expenses relating to FCC matters. Following the build-out of its network of transmitters, the Company intends to implement a variety of mass marketing programs which the Company expects will result in an increase in total sales and marketing expenses.

         Management fees decreased $2,699,000 from $2,699,000 for the twelve months ended 31, 1995 to $0 for the twelve months ended December 31, 1996. The decrease in management fees is attributable to the termination of a management agreement with Bell Atlantic Corporation (the "Management Agreement") as of December 31,1995.

         Depreciation and amortization increased $882,000 from $1,376,000 for the twelve months ended December 31, 1995 to $2,258,000 for the twelve months ended December 31, 1996. The increase in depreciation and amortization costs is due primarily to the purchase of customer premises equipment and equipment for the Company's transmitter sites.

         Interest expense decreased $1,483,000 from $2,588,000 for the twelve months ended December 31, 1995 to $1,105,000 for the twelve months ended December 31, 1996. The decrease is due primarily to the conversion of $10,000,000 of convertible exchangeable subordinated notes payable in conjunction with the Company's Initial Public Offering. Interest income increased $888,000 from $404,000 for the twelve months ended December 31, 1995 to $1,292,000 for the twelve months ended December 31, 1996. The increase is due primarily to the interest earned on the proceeds from the Company's Initial Public Offering in 1996.

          The net loss for the twelve months ended December 31, 1995 was $11,303,000 compared to a net loss of $11,631,000 for the twelve months ended December 31, 1996. This increase is due to increased service costs, selling, general and administrative expenses, and depreciation and amortization expense, offset by increased revenue and interest income and decreased management fees and interest expense.

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

         Management fees increased $1,153,000 from $1,546,000 for the twelve months ended December 31, 1994 to $2,699,000 for the twelve months ended December 31, 1995. The increase in management fees was attributable to contractual increases in amounts due to Bell Atlantic under the terms of the Management Agreement. Other costs reimbursed under this agreement, primarily for salary and benefits, were reflected in selling, general and administrative expenses and continued to be incurred separately by the Company in 1996.

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

         The net loss for the twelve months ended December 31, 1994 was $5,999,000 compared to a net loss of $11,303,000 for the twelve months ended December 31, 1995. The increase in net loss was due primarily to increased operating expenses and interest expense.

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

         Prior to the consummation of the Initial Public Offering, the Company had financed its cash flow requirements primarily with proceeds obtained from private placements of debt and equity. In 1993, the Company consummated a $10 million private placement of equity with Bell Atlantic and the $15 million private placement of the Morgan Notes. The Company utilized the proceeds of these private placements to finance operations, build out its system, purchase customer premises equipment and fund distributions totaling $4 million to the Founders in 1993 and 1994. The Morgan Notes accrued interest at Morgan's prime lending rate plus 4%, with a minimum rate of 8% and a maximum rate of 12%. Effective December 15, 1995, $5 million principal amount of the Morgan Notes, together with accrued interest thereon of approximately $1.3 million, was exchanged for the Morgan Exchange Notes. Prior to such exchange accrued interest on the Morgan Notes was added to the outstanding principal balance. The Morgan Exchange Notes accrue interest at Morgan's prime lending rate plus 6%, with a minimum rate of 10% and a maximum rate of 15%. Interest on the Morgan Exchange Notes is payable quarterly, beginning March 28, 1996. Principal is payable as follows: 4/15 of the outstanding balance is payable on June 30, 1997, 5/11 of the then outstanding balance is payable on June 30, 1998 and the remaining balance is payable on April 30, 1999. The Morgan Exchange Notes are not convertible. Upon the consummation of the Incorporation Transactions in February 1996, the remaining $10 million principal amount of the Morgan Notes was converted into 604,858 shares of Common Stock. Interest accrued, in an amount proportionate to the amount of principal converted, from the date of issue of the Morgan Notes through the conversion date was irrevocably waived and reclassified to additional paid-in capital upon such conversion.

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

         The Company expects that the remaining proceeds from the Initial Public Offering, and internally generated funds will be sufficient for the continued build-out of its multichannel broadband cellular television system. The Company believes that its sources of capital, including internally generated funds and the remaining proceeds from the Initial Public Offering will be adequate to satisfy anticipated capital needs and operating expenses for the next twelve months. Additional funding would be required for the Company to expand into the New York BTA (if acquired) or other BTAs, or to provide additional services such as high-speed Internet access, telephony and other two-way services.

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

         Transmitter   Deployment.   The   Company   anticipates   that  the  17
transmitters it plans to have in operation by the end of 1997 will give it access to subscribers throughout most of the New York PMSA. The Company has leased space on 15 rooftops for its transmitters, and believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites. The Company is in negotiations for rooftop space on four additional sites in New York City for transmitter deployment. The Company is actively pursuing over 50 sites for its repeaters. The Company has letters of intent from landlords to lease space at an additional 24 sites throughout the New York PMSA.

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

         Customer Premises Equipment. Customer premises equipment consists of at least one set-top converter and at least one receive antenna. At December 31, 1996, the Company had outstanding long-term orders with CT&T for the purchase of set-top converters, receive antennas, high-speed modems, transmitters and repeaters, aggregating approximately $11.6 million (net of deposits) to be delivered to the Company during 1997 and 1998.

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

         The Company has been organized as a Subchapter C Corporation of the Code, and, accordingly, is subject to federal and state income taxes. On December 31, 1996, the Company recorded a deferred tax asset of approximately $13.9 million, primarily related to current year operating losses and differences between the book and tax basis of the Company's investment in CVNY. Additionally, under the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), the Company recorded an offsetting valuation allowance of $13.9 million against the aforementioned tax asset since the Company has no ability to carryback these losses and has a limited earnings history. The Company believes this asset may be realized upon existence of sufficient taxable income or other persuasive evidence as defined by SFAS No. 109.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and related Notes thereto and the financial information required to be filed herewith are included on pages 29 to 49 and S-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None.


                                    PART III


              The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held in May, 1997.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Schedules

(1)      Consolidated Financial Statements                               Page(s)
                                                                         -------

         Report of Independent Accountants....................................29

         Consolidated Balance Sheets as of December 31, 1995 and December
         31, 1996.............................................................30

         Consolidated Statements of Operations for the years ended December
         31, 1994, 1995 and 1996 and for the period January 1, 1992 (date of inception) to December 31, 1996......................................31

         Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity (Deficit) for the years ended December
         31, 1994, 1995 and 1996 and for the period January 1, 1992
         (date of inception) to December 31, 1996 ............................32

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1994, 1995 and 1996 and for the period January 1,
         1992 (date of inception) to December 31, 1996.....................33-34

         Notes to Consolidated Financial Statements........................35-49

(2)      Financial Statement Schedule

         Schedule II -- Valuation and Qualifying Accounts....................S-1

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

21*      Subsidiaries of CellularVision USA, Inc.

23.1     Consent of Coopers & Lybrand L.L.P.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedule.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of CellularVision USA, Inc.:

         We have audited the accompanying consolidated financial statements and the financial statement schedule of CELLULARVISION USA, INC. (the "Company," a Development Stage Company) listed in Item 14(a) of this Form 10-K/A. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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



                                                        Coopers & Lybrand L.L.P.

New York, New York
February 14, 1997,
except for Note 4, as to which the date is March 17, 1997

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                   ------------

                        ASSETS                                1995               1996
                                                              ----               ----

Current assets:
     Cash and cash equivalents.........................     $ 3,536,354        $19,600,070
     Accounts receivable, net of allowance
         for doubtful accounts of $133,730
         and  $124,370.................................         410,141            530,333
     Prepaid expenses and other........................         228,803            255,800
     Due from affiliates...............................               -            759,527
     Deferred offering costs...........................       1,619,972                 -
                                                            -----------         ----------
                  Total current assets.................       5,795,270         21,145,730
     Property and equipment, net of
         accumulated depreciation of
         $981,466 and $2,753,841.......................       6,321,768         14,157,666
     Intangible assets, net of accumulated
         amortization of $39,564 and
         $77,383.......................................          97,177            187,160
     Debt placement fees...............................         622,678            181,069
     Notes receivable from related parties.............               -             91,275
     Other noncurrent assets...........................         158,594            160,982
                                                           ------------        -----------
                  Total assets.........................    $ 12,995,487        $35,923,882
                                                           ============        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable..................................     $   355,490        $   893,861
     Accrued liabilities...............................       2,246,349          1,562,982
     Due to affiliates.................................       1,294,812                  -
     Note payable to affiliate.........................       3,521,257                  -
     Current portion of Exchange notes.................               -          1,669,244

     Other current liabilities.........................          24,799            255,008
                                                            -----------      -------------
                  Total current liabilities............       7,442,707          4,381,095
     Convertible exchangeable
             subordinated notes payable................      12,576,324
     Exchange notes....................................       6,295,017          4,590,421
                                                            -----------       ------------
                  Total liabilities....................      26,314,048          8,971,516
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
        Common Stock, ($.01 par value;  40,000,000
                 shares authorized; 12,395,142 and
                 16,000,000 shares issued and
                 outstanding)...........................        123,951            160,000
     Preferred Stock, ($.01 par value;
     20,000,000 shares authorized; none issued
     and outstanding)...................................              -                  -

     Additional paid-in capital.........................      6,401,454         58,267,533
     Deficit accumulated during the development stage...    (19,843,966)       (31,475,167)
                                                            ------------      -------------
     Stockholders' equity (deficit).....................    (13,318,561)        26,952,366
                                                            ------------      ------------
                  Total liabilities and
                  stockholders' equity  (deficit).......    $12,995,487       $ 35,923,882
                                                            ===========       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        January 1, 1992
                                                      Year Ended December 31,         (date of inception)
                                          ------------------------------------------    to December 31,
                                             1994           1995           1996              1996
                                          -----------     -----------  -------------  -------------------
Revenue..............................     $    50,743     $ 1,195,593  $   2,189,766     $ 3,492,983
                                          -----------     -----------  -------------   -------------

Expenses:
     Service costs...................          38,710         602,995      1,174,619       1,843,313
     Selling, general and
       administrative................       2,884,005       5,637,066     10,574,362      21,393,173
     Management fees.................       1,546,377       2,698,564              -       4,494,941
     Depreciation and amortization...         187,925       1,376,140      2,258,415       3,946,832
                                          -----------     -----------  -------------   -------------
     Total operating expenses........       4,657,017      10,314,765     14,007,396      31,678,259
                                          -----------     -----------  -------------   -------------
     Operating loss..................     ( 4,606,274)     (9,119,172)   (11,817,630)    (28,185,276)
                                         ------------    ------------ --------------  --------------

Interest income......................         526,546         403,914      1,291,516       2,322,054
Interest expense.....................      (1,918,942)     (2,587,916)    (1,105,087)     (5,611,945)
                                          -----------     -----------  --------------  --------------
     Loss before provision for
     income taxes....................      (5,998,670)    (11,303,174)   (11,631,201)    (31,475,167)
                                          ------------    ------------   ------------    ------------


Provision for income taxes...........           -               -              -               -

       Net loss................          $ (5,998,670)   $(11,303,174)  $(11,631,201)  $ (31,475,167)
                                         =============   =============  =============  ==============


Loss per common share..........                               $(0.91)         $(0.75)
                                                              =======         =======

Weighted average common shares
outstanding....................                            12,395,142      15,576,478
                                                           ==========      ==========





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

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1994, 1995 and 1996
                       and for the period January 1, 1992
                    (date of inception) to December 31, 1996

                                                                                                              Total
                                                                                                            Partners'
                                                                                  Net         Deficit      Capital and
                                                                               Unrealized   Accumulated      Stock-
                                                               Additional       Gain on     During the      holders'
                                  Partners'        Common       Paid-in        Marketable   Development      Equity
                                   Capital         Stock        Capital        Securities      Stage        (Deficit)
                                  ---------        ------      ----------      ----------   -----------    -----------

Balance, January 1, 1992....     $   26,152    $      100                                                  $   26,252
Contributions...............      1,019,688                                                                 1,019,688
Distributions...............       (175,156)                                                                 (175,156)
         Net loss...........                                                                 (550,997)       (550,997)
                                 ----------     -----------                                 ----------    ------------

Balance, December 31, 1992..        870,684           100                                    (550,997)        319,787
Contributions................     9,707,728                                                                 9,707,728
Advance to HCM stockholders..    (3,000,000)                                                               (3,000,000)
Distribution.................    (1,054,947)                                                               (1,054,947)
          Net loss...........                                                               (1,991,125)    (1,991,125)
                                 ----------     -----------                                 ----------    -----------


Balance,  December 31, 1993.      6,523,465           100                                   (2,542,122)     3,981,443
Contributions................        94,462                                                                    94,462
Distributions................    (3,038,889)                                                               (3,038,889)
Repayment from HCM
stockholders.................     3,000,000                                                                 3,000,000
Net unrealized gain on                                                           22,574                        22,574
marketable securities...
          Net loss...........                                                               (5,998,670)    (5,998,670)
                                  ---------     -----------                    ---------   -----------    -----------

Balance, December 31, 1994...     6,579,038           100                        22,574     (8,540,792)    (1,939,080)
Distributions................       (53,733)                                                                  (53,733)
Change in net unrealized
gain on marketable
securities...................                                                   (22,574)                      (22,574)
Restatement of equity
to reflect issuance of
Common Stock (12,385,142
shares)......................      (123,851)       123,851                                                        -0-
          Net loss...........                                                              (11,303,174)   (11,303,174)
                                  ---------     -----------                    ---------   ------------   ------------

Balance, December 31, 1995...     6,401,454        123,951                           -0-   (19,843,966)   (13,318,561)
Conversion of stock
existing prior to
IPO..........................                         (100)                                                      (100)
Common Stock issued at IPO
(3,614,858 shares)...........                       36,149                                                     36,149
Conversion of Partners'
Capital to additional
paid-in capital at
IPO...........................   (6,401,454)                    6,401,454                                         -0-
Additional paid-in capital....                                 51,866,079                                  51,866,079
          Net loss............                                                             (11,631,201)   (11,631,201)
                                  ---------     -----------    -----------    --------    ------------   ------------

Balance, December 31, 1996....   $      -0-      $ 160,000    $58,267,533     $   -0-   $  (31,475,167)  $ 26,952,366
                                  =========     ===========    ==========     ========    =============   ===========

  The  accompanying   notes  are  an  integral  part  of  these consolidated
                             financial statements.

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    January 1, 1992
                                                                                                       (date of
                                                            Year Ended December 31,                  inception) to
                                               ---------------------------------------------------   December 31,
                                                    1994             1995              1996               1996
                                                   -----           --------          --------      ----------------
Cash flows from operating activities:
   Net loss...............................    $ (5,998,670)   $ (11,303,174)   $ (11,631,201)       $  (31,475,167)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization......         187,925        1,376,140        2,258,415             3,946,832
       Amortization of placement fees.....         163,128          189,507           98,783               451,418
       Provision for doubtful accounts....               -          202,108          351,839               553,947
       Stock option compensation expense..               -                -          150,000               150,000

       Changes in assets and liabilities:
         Accounts receivable..............          (5,521)        (604,413)        (472,031)           (1,084,283)
         Prepaid expenses and other.......         149,392         (204,232)         (26,997)              (67,346)
         Notes receivable from related
         parties..........................               -                -          (91,275)              (91,275)
         Accounts payable and accrued
         liabilities......................        (309,242)         622,277        2,077,817             3,025,309
         Other current liabilities........          33,181           (8,382)         230,209               252,758
         Due to affiliates................       1,191,753        3,203,046       (2,054,339)            2,595,501
         Accrued interest.................       1,755,814        2,115,527            4,955             3,876,296
         Other noncurrent assets..........         (88,234)         (57,340)          (2,388)             (160,982)
           Net cash used in                     -----------      -----------      -----------          ------------
              operating activities........      (2,920,474)      (4,468,936)      (9,106,213)          (18,026,992)
                                                -----------      -----------      -----------          ------------
Cash flows from investing activities:
     Intangibles..........................        (135,838)            (903)        (127,802)             (264,543)
     Property and equipment additions.....      (3,163,310)      (6,809,719)     (10,191,494)          (20,629,861)
     Proceeds from sale of property
       and equipment......................               -        2,608,261          135,000             2,743,261
     Purchase of available-for-sale
       securities.........................     (20,008,383)      (6,907,826)               -           (26,916,209)
     Maturities of available-for-sale
       securities.........................      14,908,612       12,007,597                -            26,916,209
           Net cash used in investing           -----------      ----------      ------------          ------------
              activities..................      (8,398,919)         897,410      (10,184,296)          (18,151,143)
   Cash flows from financing activities:        -----------      ----------      ------------          ------------
     Advance to HCM stockholders..........               -                -                -            (3,000,000)
     Contributions........................          94,462                -                -            10,821,878
     Distribution.........................         (38,889)         (53,733)         (13,889)           (1,336,614)
      Convertible exchangeable subordinated
       notes payable......................               -                -                -            15,000,000
Proceeds from sale of stock...............               -                -       41,850,000            41,850,000
Repayment of note payable to affiliate....                                        (3,521,257)           (3,521,257)
     Deferred offering costs..............               -          (99,862)      (2,960,629)           (3,060,491)
     Placement costs......................         (20,000)        (159,696)               _              (975,311)
           Net cash provided by financing      ------------       ----------      ----------            -----------
              activities..................          35,573         (313,291)      35,354,225            55,778,205
           Net increase (decrease) in cash     ------------       ----------      ----------            -----------
             and cash equivalents.........     (11,283,820)      (3,884,817)      16,063,716            19,600,070
Cash and cash equivalents, beginning of
period....................................      18,704,991        7,421,171        3,536,354                     -
                                                ----------       ----------      -----------           -----------
Cash and cash equivalents, end of period..      $7,421,171       $3,536,354      $19,600,070           $19,600,070
                                                ==========       ==========      ===========           ===========



  The  accompanying   notes  are  an  integral  part  of  these consolidated
                             financial statements.

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                           January 1, 1992
                                                              Year Ended December 31,                    (date of inception)
                                                              -----------------------                      to December 31,
                                                          1995                       1996                       1996
                                                          ----                       ----                       ----
Supplemental Cash Flow Disclosures:

   Cash paid for interest during period............        -                      $ 1,100,133                $ 1,100,133
                                                                                  ===========                ===========

   Cash paid for income taxes during
   period..........................................        -                           -                          -

Noncash transactions:

   Common Stock issued for
   convertible debt................................        -                      $12,731,450                $12,731,450
                                                                                  ===========                ===========






  The  accompanying   notes  are  an  integral  part  of  these consolidated
                             financial statements.

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Background

          CellularVision USA, Inc. ("CVUS") was formed on October 3, 1995, as described below, to combine the ownership of Hye Crest Management, Inc. ("HCM") and CellularVision of New York, L.P. ("CVNY") which are companies under common control (herein referred to on a consolidated basis as the "Company"). In July, 1996, HCM changed its name to CellularVision Capital Corporation ("CVCC").

         The Company owns and operates a multichannel broadband cellular television system (the "System") within the 28 Gigahertz ("GHz") spectrum using Local Multipoint Distribution Service ("LMDS") technology licensed from CellularVision Technologies & Telecommunications, L.P. ("CT&T"), an affiliate of the Company. The Federal Communications Commission's (the "FCC") final rules for LMDS authorize the Company and future providers of LMDS to offer a variety of two-way broadband services, such as wireless local loop telephony, high-speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television. The initial service territory licensed to the Company on a commercial basis is the New York Primary Metropolitan Statistical Area ("PMSA"), encompassing New York City and three suburban counties. In addition, the FCC may grant to the Company a Pioneer's Preference pursuant to which the Company would be allowed to expand its service area to include the entire New York Basic Trading Area ("BTA"), of which the New York PMSA is a part, by paying a fee representing the difference between the value of a license to serve the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average auction price paid at the LMDS auctions for licenses in comparable service areas.

Predecessor Companies and Basis of Presentation

         The consolidated financial statements for the years ended December 31, 1994, 1995 and 1996 include the accounts of CVCC and CVNY. All significant intercompany accounts and transactions have been eliminated in consolidation. HCM and Suite 12 Group are collectively referred to herein as the "Predecessor". Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

2.  Summary of Significant Accounting Policies

 Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following:

                                                                     December 31,
                                                      -------------------------------------------
                                                              1995                  1996
                                                              ----                  ----
       Cash in bank..............................         $    165,816         $    312,218
       Overnight reverse repurchase agreements...            3,370,538           19,287,852
                                                           -----------         ------------
                Total............................          $ 3,536,354         $ 19,600,070
                                                           ===========         ============

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

         Presentation of earnings per share is not presented for the year ended December 31, 1994, as it is not considered indicative of the on-going entity.

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

3.  Property and Equipment

         Property and equipment consisted of the following:


                                                                      December 31,
                                                                 ---------------------------
                                                                    1995            1996
                                                                 ----------     ------------
         Transmission and head-end equipment.......              $  740,227     $  4,240,899
         Customer premises equipment...............               4,186,685        6,891,570
         Leasehold improvements....................                 519,483          643,586
         Office equipment..........................                 461,619          768,487
         Equipment deposits........................                 645,000        3,357,864
         Capitalized installation costs............                 750,220        1,009,101
                                                                  ---------        ---------
                                                                  7,303,234       16,911,507
         Less Accumulated depreciation.............                 981,466        2,753,841
                                                                 ----------        ---------
                  Total............................              $6,321,768      $14,157,666
                                                                 ==========      ===========

Depreciation expense was $176,000, $1,349,000 and $2,221,000 for the periods ended December 31, 1994, 1995 and 1996 respectively.

4.  FCC Matters

         CVNY holds a fixed station commercial license granted by the FCC in January 1991 which authorizes the Company to use the 27.5-28.5 GHz frequency band to operate a multicell LMDS video delivery system throughout the New York PMSA. The Company's license is the only commercial license for this service granted by the FCC. Moreover, on December 7, 1995, the FCC granted the Company's 34 transmitter applications, conditional upon, and subject to, conformance with the final actions taken by the FCC in the LMDS rulemaking proceeding. The commercial license was granted in 1991, with an initial term of five years, and expired in February 1996. An application for renewal of this fixed station license was filed on December 29, 1995. The FCC stated in the Second Report and Order that it will commence processing the Company's renewal application by placing the application on Public Notice not later than 30 days after the March 13, 1997 release date of the Order. The new LMDS service rules will apply to this renewal application. While the Company has an expectation of renewal of this license, as a result of its deployment efforts since 1992 and the FCC's adoption of a renewal expectancy provision in the Second Report and Order, there is no guarantee that the FCC will renew the license. Under the FCC's rules, a license automatically stays in effect pending FCC action on a timely filed renewal application.

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

         The FCC has adopted several opportunity enhancing measures for qualifying small businesses. The FCC will define a small business as an entity whose average annual gross revenues, together with controlling principals and affiliates for the three preceding years does not exceed $40 million. A small business will be entitled to a 25% bidding credit. Small businesses are also entitled to installment payments at an interest rate based on the rate for U.S. Treasury obligations of maturity equal to the license term (10yrs) fixed at the time of licensing, plus 2.5%. Payments shall include interest only for the first two years and payments of interest and principal amortized over the remaining eight years. The rate of interest on ten-year US Treasury obligations will be determined by taking the coupon rate of interest on ten-year US Treasury notes most recently auctioned by the Treasury Department before licenses are conditionally granted. Moreover, entities with gross revenues exceeding $40 million but not exceeding $75 million will be entitled to a 15% bidding credit and the same ten-year repayment plan as small businesses, except interest and principal will be amortized over the whole ten-year period.

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

         Based on the Second Report and Order, wherein the FCC confirms that it will commence processing the Company's commercial license renewal application for the New York PMSA within 30 days of the March 13, 1997 release of the Order, the outcome of the Pioneer's Preference award has no impact on the Company's License to operate in the New York PMSA. As previously stated by the FCC in the Third Notice of Proposed Rulemaking, the Pioneer's Preference would apply only to the outer portion of the New York BTA not covered by the Company's existing license for the New York PMSA. If the Company ultimately is awarded the Pioneer's Preference award, the Company would be licensed to use the portion of the New York BTA outside the New York PMSA pursuant to the FCC's band segmentation plan (i.e., 27.5-28.35 GHz, 29.1-29.25 GHz and 30.0-30.3 GHz).
While the remainder of the New York BTA would be awarded to the Company without being subject to a spectrum auction, under the FCC's most recent proposal, the Company would have the exclusive right to extend its license to add the portion of the New York BTA not included in the 1,000-plus square mile area covered by the Company's existing license for the New York PMSA by paying a fee representing the difference between the value of a license to service the New York BTA and the value of the Company's current commercial license to serve the New York PMSA, subject to a 15% discount from the average price paid at the LMDS auctions for licenses in comparable service areas. In addition, the FCC is considering the adoption of conditions on the Company's Pioneer's Preference similar to those placed on the Pioneer's Preferences granted to Personal Communications Service licensees. If adopted, these conditions may require the Company to construct the system subject to the Pioneer's Preference using substantially the same technology upon which its Pioneer's Preference award is based.

5.  Related Party Transactions

CT&T License Agreement

         In July 1993, CVNY entered into a license agreement with CT&T for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. The license agreement grants to CVNY the right to utilize the licensed LMDS technology to construct and operate its system and sell communications services on an exclusive basis for the New York PMSA and the New York BTA (to the extent the Company holds or obtains a commercial license from the FCC). CT&T has also agreed to license the LMDS technology to the Company in other BTAs in which the Company obtains LMDS licenses from the FCC. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the license agreement, the Company pays CT&T a royalty currently equal to 7.5% of gross revenues on a quarterly basis. The license will remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028. The license fees were $4,000, $79,000 and $149,000 for the years ended December 31, 1994, 1995 and 1996.

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

         Amounts due to certain partners of CVNY consisted of the following:

                                                                              December 31,
                                                                       -----------------------------
                                                                           1995            1996
                                                                       ------------  ---------------
                   Due (to) from Bell Atlantic...............          $(1,116,480)  $           -0-
                   Due (to) from CT&T........................             (178,332)          759,527
                                                                       ------------- ---------------
                            Total............................          $(1,294,812)  $       759,527
                                                                       ============  ===============

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

         The scheduled repayment dates in respect of the Exchange Notes are as follows:

    Date                                       Amount Payable
    ----                                       --------------

June 30, 1997.............4/15 of the aggregate outstanding principal balance
June 30, 1998.............5/11 of the aggregate outstanding principal balance
June 30, 1999.............Remaining amounts outstanding

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

         At December 31, 1996, future minimum rental and lease payments due under these arrangements are as follows:

         1997.................................................   $1,815,975
         1998.................................................    1,664,430
         1999.................................................      868,956
         2000.................................................      293,990
         2001.................................................      265,290
         Thereafter...........................................      562,439
                                                               ------------
                  Total.......................................   $5,471,080
                                                                 ==========

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


8.   Stock Options and Warrants

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for employee stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Under this statement, the Company has the option of either charging against income the estimated fair value of stock-based compensation, or in lieu of a direct charge, disclosing the effect on earnings and earnings per share as if the charge had been applied. The Company has elected to follow the disclosure-only alternative and to continue to account for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations.

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

          The purpose of the Plan is to attract and motivate able persons to remain with the Company and its Subsidiaries by providing a means whereby employees, directors and consultants of the Company and its Subsidiaries can acquire and maintain Common Stock ownership, or be paid incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company and its Subsidiaries and promoting a common identity of interest between stockholders and these employees, directors and consultants.

         As of January 1, 1996, there were no outstanding options. During 1996, a total of 213,700 non-qualified stock options were granted and 13,000 options were terminated, leaving a balance of 200,700 options outstanding as of December 31, 1996. All such options were granted at prices at or above the market price per share on the date of grant, and all have ten-year terms. Exercise price per share ranges from $9.875 to $15.00. The weighted average exercise price at December 31, 1996 was $11.46 per share.

         In connection with employment agreements with three officers of the Company, non-qualified stock options to purchase an aggregate of 50,000 shares of Common Stock were issued pursuant to the Plan. The options, which have a ten-year term, were immediately exercisable at the date of grant at exercise prices ranging from $10.50 to $15.00 per share. Following the resignation of an officer of the Company in 1996, 10,000 of those options were terminated.

         In February 1996, the Company granted options to each director who is not employed by the Company or any of its affiliates to purchase 5,000 shares of Common Stock at the initial public offering price of $15.00 per share. A total of 35,000 options were granted to directors in February 1996. The options have a ten-year term and are immediately exercisable at the date of grant.

         On August 1, 1996, a total of 93,700 options was granted to employees. During 1996, 3,000 of those options were terminated, leaving a balance of 90,700 options outstanding. On August 1, 1996, 30,233 of those options were exercisable. Of the remaining options, 30,234 are exercisable on April 1, 1997 and 30,233 are exercisable on April 1, 1998.

         Since the exercise price of all stock options granted to employees under the 1995 Plan in 1996 was equal to the closing price of the Common Stock on the NASDAQ on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the year. Compensation expense would have been $1,297,000 in 1996, had compensation cost for stock options awarded in 1996 under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," and the Company's pro forma net loss and earnings per share would have been a net loss of $12,928,000 and $0.83 loss per share for 1996.

         The stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options included: risk free interest rates of 5.3%-6.8%, an expected life of five years and a volatility factor of 80%.

          A total of 35,000 options were issued to a legal consultant during 1996. Exercise prices ranged from $9.875 to $12.50. On August 1, 1996, 28,333 of the options were immediately exercisable, 3,334 are exercisable on April 1, 1997 and 3,333 are exercisable on April 1, 1998.

         At  December  31, 1996 and 1995,  there were  1,049,300  and  1,250,000 shares available for future grants, respectively.

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

         The Company has also entered into an employment agreement with the inventor of the LMDS technology licensed from CT&T, Mr. Bernard B. Bossard, dated October 18, 1995. The agreement provides that Mr. Bossard will act as Executive Vice President and Chief Technical Officer of the Company and will devote such substantial portion of his time and effort to the affairs of the Company as the Company's Board of Directors reasonably requires. The agreement has a three year term and provides for an annual salary of $170,000, the use of an automobile and the Company's New York City apartment, effective February 7, 1996.

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

         The Company has entered into an employment agreement with Mr. John Walber, dated January 1, 1997. The agreement provides that Mr. Walber will continue to serve as Vice President of CVUS and as President and Chief Operating Officer of CVNY. The agreement has an initial term of two years and provides for an annual salary of $195,000, a monthly commuting expense allowance of $1,500, an annual bonus in the amount of up to $195,000 based on the executive's attainment of certain performance goals. Pursuant to the terms of this agreement, Mr. Walber was granted 50,000 options to purchase CVUS shares at the market value as of the effective date of the agreement. On December 31, 1997, 25,000 options are exercisable, and the remaining 25,000 options are exercisable on December 31, 1998.

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

11.  Legal Proceedings

         In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multichannel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service at the army base. The suit seeks $1 million in damages and is in its preliminary stages. The Company cannot make a determination at this time as to the possible outcome of the action or whether the case will go to trial. A summary judgment motion has been filed by the Company and is currently pending, requesting that the court dismiss the case. The Company does not believe that in the event an adverse judgment is rendered, the effect would be material to the Company's financial position, but it could have a material effect on operating results in the period in which the matter is resolved.

         In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. The suit seeks injunctive relief and $4 million in punitive damages. The Company believes, based upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company, but could have a material effect on operating results in the period in which the matter is resolved.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 9, 1997.

                                      CELLULARVISION USA, INC.


                                      /s/ Shant S. Hovnanian
                                      ------------------------
                                        Shant S. Hovnanian



                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                Title                                  Date

/s/ Shant S. Hovnanian     President and Chief                     April 9, 1997
-------------------------- Executive Officer and
Shant S. Hovnanian         Chairman of the Board
                           of Directors




/s/ Charles N. Garber      Chief Financial Officer                 April 9, 1997
--------------------------
Charles N. Garber

/s/ Bernard B. Bossard     Executive  Vice  President,             April 9, 1997
-------------------------- Chief  Technical
Bernard B. Bossard         Officer and Director



/s/ Vahak S. Hovnanian     Director                                April 9, 1997
--------------------------
Vahak S. Hovnanian

/s/ Bruce G. McNeill       Director                                April 9, 1997
--------------------------
Bruce G. McNeill

/s/ Roy H. March           Director                                April 9, 1997
--------------------------
Roy H. March

/s/ Matthew J. Rinaldo     Director                                April 9, 1997
--------------------------
Matthew J. Rinaldo

/s/ Dennis G. Spickler     Director                                April 9, 1997
--------------------------
Dennis G. Spickler

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1994, 1995 and 1996



                                                   Balance at        Charged to
                                                  Beginning of       Costs and                      Balance at end
                  Description                        Period           Expenses       Deductions        of Period
                  -----------                        ------           --------       ----------        ---------

1996
----

    Allowance for doubtful accounts.........         $133,730         $351,839         $361,199        $124,370
                                                    =========         ========         ========        ========

1995
----

   Allowance for doubtful accounts.........         $   2,402         $202,108         $ 70,780        $133,730
                                                    =========         ========         ========        ========

1994
----

   Allowance for doubtful accounts.........         $   1,000         $  1,402      $         0          $2,402
                                                    =========         ========      ===========          ======




1996
----

    Deferred Tax Asset Valuation Reserve....        $       0      $13,900,000      $         0    $ 13,900,000
                                                    =========      ===========      ===========    ============

1995
----

   Deferred Tax Asset Valuation Reserve....         $       0      $         0      $         0    $          0
                                                    =========      ===========      ===========    ============

1994
----

   Deferred Tax Asset Valuation Reserve....         $       0      $         0      $         0    $          0
                                                    =========      ===========      ===========    ============


