Form 10-Q
period 1997-03-31
CELLULARVISION USA INC
filed 1997-05-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:                   000-27582
                                          ---------

                            CellularVision USA, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3853788
            --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          505 Park Avenue
     New York, New York 10022                             10022
----------------------------------------                ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of March 31, 1997 was 16,000,000.

Total number of pages in this Report including Exhibits, if any: 13

                            CELLULARVISION USA, INC.

                               INDEX TO FORM 10-Q
                                                                        Page(s)
                                                                        -------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Consolidated Balance Sheets as of March 31,
1997 (unaudited) and the Year Ended December 31,
1996.........................................................................1

Consolidated Statements of Operations for the
Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996 (unaudited) ...............................2

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1997 and the
Three Months Ended March 31, 1996 (unaudited) .............................3-4

Notes to Consolidated Financial Statements (unaudited).......................5

ITEM 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................6-8

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings..................................................8
ITEM 2 -- Changes in Securities..............................................8
ITEM 3 -- Defaults Upon Senior Securities....................................8
ITEM 4 -- Submission of Matters to a Vote of Security Holders................8
ITEM 5 -- Other Information..................................................9
ITEM 6 -- Exhibits and Reports on Form 8-K...................................9

Signature Page..............................................................10

PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

                            CELLULARVISION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                                         March 31,     December 31,
                                                                           1997            1996
                                                                         ---------     ------------
                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents ......................................  $ 13,925,538   $ 19,600,070
     Accounts receivable, net of allowance
         for doubtful accounts of $127,808
         and $124,370 ...............................................       596,575        530,333

     Due from affiliates ............................................       774,888        759,527
     Prepaid expenses and other .....................................       299,262        255,800
                                                                       ------------   ------------
                  Total current assets ..............................    15,596,263     21,145,730

     Property and equipment, net of
         accumulated depreciation of
         $3,291,614 and $2,753,841 ..................................    14,987,221     14,157,666

     Intangible assets, net of accumulated
         amortization of $97,184 and $77,383 ........................       252,653        187,160
     Debt placement fees ............................................       161,686        181,069

     Notes receivable from related parties ..........................       172,275         91,275
     Other noncurrent assets ........................................       164,122        160,982
                                                                       ------------   ------------
                  Total assets ......................................  $ 31,334,220   $ 35,923,882
                                                                       ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................  $    666,357   $    893,861
     Accrued liabilities ............................................       902,287      1,562,982
     Current portion of exchange notes ..............................     1,669,244      1,669,244
     Other current liabilities ......................................        95,440        255,008
                                                                       ------------   ------------

                  Total current liabilities .........................     3,333,328      4,381,095


     Exchange notes .................................................     4,590,421      4,590,421
                                                                       ------------   ------------
                  Total liabilities .................................     7,923,749      8,971,516

Commitments and contingencies (Note 8)
Stockholders' equity:
     Common Stock, ($.01 par value; 40,000,000
       shares authorized; and 16,000,000
        shares issued and outstanding) ..............................       160,000        160,000
     Preferred Stock,($.01 par value; 20,000,000
     shares authorized; none issued and
     outstanding)
     Additional paid-in  capital ....................................    58,267,533     58,267,533
     Accumulated deficit ............................................   (35,017,062)   (31,475,167)
                                                                       ------------   ------------
Stockholders' equity ................................................    23,410,471     26,952,366
                                                                       ------------   ------------
                  Total liabilities and
                  Stockholders' equity ..............................  $ 31,334,220   $ 35,923,882
                                                                       ============   ============


   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                    Three Months Ended March 31,
                                    ----------------------------
                                            1997           1996
                                    ------------   ------------
Revenue ..........................  $    851,630   $    493,682
                                    ------------   ------------
Expenses:
     Service costs ...............       446,002        286,148
     Selling, general and
          administrative .........     3,152,511      2,188,180
     Depreciation and amortization       860,403        474,503
                                    ------------   ------------
                                       4,458,916      2,948,831
                                    ------------   ------------
              Operating loss .....    (3,607,286)    (2,455,149)
Interest income ..................       288,216        143,349
Interest expense .................      (222,825)      (463,709)
              Net loss ...........  $ (3,541,895)  $ (2,775,509)
                                    ============   ============
Net loss per common share ........  $       (.22)  $       (.20)
                                    ============   ============
Weighted average number of
         shares of common stock ..    16,000,000     13,816,776
                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Three Months Ended March 31,
                                                ----------------------------
                                                     1997           1996
                                                ------------   ------------
Cash flows from operating activities:

   Net loss ..................................  $ (3,541,895)  $ (2,775,509)
   Adjustments to reconcile net loss to  net
     cash used in operating activities:
       Depreciation and amortization .........       860,403        474,503
       Amortization of placement fees ........        19,383         27,094
       Provision for doubtful accounts .......       116,908        111,208
       Stock option compensation expense .....          --          150,000
       Changes in assets and liabilities:
         Accounts receivable .................      (183,150)       (78,534)
         Notes receivable ....................       (81,000)          --
         Prepaid expenses and other ..........       (43,462)       (25,124)
         Accounts payable and accrued
            liabilities ......................      (893,194)      (264,614)
         Other current liabilities ...........      (159,568)       (12,815)
         Due to affiliates ...................       (15,361)    (1,927,304)
         Accrued interest ....................         4,995          4,955
         Other noncurrent assets .............        (3,140)        50,775
                                                ------------   ------------
           Net cash used in
              operating activities ...........    (3,919,081)    (4,265,365)
                                                ------------   ------------
Cash flows from investing activities:
     Intangibles .............................       (82,566)          --
     Property and equipment additions ........    (1,672,885)      (893,602)
                                                ------------   ------------
         Net cash provided by (used in)
         investing activities ................    (1,755,451)      (893,602)
                                                ------------   ------------
   Cash flows from financing activities:
     Distribution ............................          --          (13,889)
     Proceeds from sale of stock .............          --       41,850,000
     Repayment of note payable affiliate .....          --       (3,521,257)
     Payment of deferred offering costs ......          --       (1,471,221)
     Placement costs
                                                ------------   ------------
         Net cash (used in) provided by
         financing activities ................          --       36,843,633
                                                ------------   ------------
         Net (decrease) increase in
         cash and cash equivalents ...........    (5,674,532)    31,684,666
Cash and cash equivalents, beginning of
period .......................................    19,600,070      3,536,354
                                                ------------   ------------
Cash and cash equivalents, end of period .....  $ 13,925,538   $ 35,221,020
                                                ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         Three Months Ended March 31,

                                              1997         1996
                                            --------  -----------
Supplemental Cash Flow Disclosures:
     Cash paid for interest during the      $222,824  $   315,978
               period

Noncash transactions:
     Common stock issued for                    --     12,731,450
       convertible debt

     Write off of debt placement fees
        in connection with conversion of
        debt for common stock                   --        342,826


   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of CellularVision USA, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1996 audited consolidated financial statements and notes thereto. Prior to January 1, 1997, the Company was a development stage company. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   Legal Proceedings

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

         In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. On March 31, 1997, the Court issued an opinion holding that the Company has a right under New York law to install the customer premises equipment and, based on same, held that all allegations related to a purported class be dismissed. As a result, the only part of the case that remains is a claim for an alleged trespass and damage to one building because customer premises equipment was installed without prior notice to the landlord. The Company believes, upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company.

3.   Regulatory Matters

         On May 6, 1997, the public comment cycle closed on the Federal Communications Commission's ("FCC") Local Multipoint Distribution Service ("LMDS") Fifth Notice of Proposed Rulemaking to implement LMDS license partitioning and disaggregation policies. With the conclusion of this public comment cycle, the FCC is expected to issue a Third Report & Order adopting specific partitioning and disaggregation rules for LMDS licenses. In addition, FCC officials indicate that nationwide LMDS auctions are expected to occur in the fall of 1997.

         With regard to the Company's pending New York Primary Metropolitan Statistical Area ("PMSA") commercial license renewal application, the FCC is expected to commence processing this application by placing it on Public Notice after June 30, 1997, the date established by the Federal Register upon which new LMDS rules adopted in the Second Report and Order become legally effective.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K/A for the year ended December 31, 1996.

Information Relating to Forward-Looking Statements

         Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations concerning future results. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward- looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Results of Operations

         The Company continued to build out the New York PMSA by adding two transmitter locations, bringing the total constructed to 12, covering Brooklyn and parts of Manhattan and Queens. Five additional sites are under construction, and the Company expects to have 17 transmitters constructed and operating by the end of 1997. The Company has also begun deploying solid state repeaters which allow the Company to expand its coverage to shadowed areas. Construction work has begun on the Company's new head-end and administrative facilities, which is expected to be completed by the end of August 1997. The new head-end facility will give the Company enhanced signal quality, capability to offer additional geographically or ethnically targeted channels, the ability to provide advertising insertions, and other useful service provision flexibilities.

         In the first quarter of 1997, the Company began using newspaper advertising, including a series of advertisements in The Wall Street Journal and The New York Times introducing its "Business Class Service", to augment its targeted direct mail, telemarketing and door-to-door sales campaigns. Subscribers as of May 12, 1997 totaled approximately 14,000, more than triple the 4,500 subscribers reported in May 1996.

         CellularVision Digital Network, ("CVDN"), the Company's high-speed Internet access service continued to perform well in market trials in Manhattan and Brooklyn. The Company plans a commercial launch during the second quarter of this year.

         The Company continued negotiations with NYNEX during the first quarter of 1997 to secure an interconnection and resale agreement, the first step toward the provision of telephony service in the New York Metropolitan Area.

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

         Revenue increased $358,000 from $494,000 for the three months ended March 31, 1996 to $852,000 for the three months ended March 31, 1997. The increase in revenue is attributable to an increase in subscribers.

         Operating expenses increased $1,510,000 from $2,949,000 for the three months ended March 31, 1996 to $4,459,000 for the three months ended March 31, 1997. This increase is primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization.

         Service costs increased $160,000 from $286,000 for the three months ended March 31, 1996 to $446,000 for the three months ended March 31, 1997. Such costs, primarily fees paid to providers of television programming, increase with the growth in subscribers.

         Selling, general and administrative expenses increased $965,000 from $2,188,000 for the three months ended March 31, 1996 to $3,153,000 for the three months ended March 31, 1997. The increase in selling, general and administrative expenses is primarily attributable to head-count-related costs (as the Company's employee base rose from 63 at March 31, 1996 to 120 at March 31, 1997), and sales and marketing-related costs associated with the Company's increased subscriber base. As the build-out of its network of transmitters continues, the Company intends to implement a variety of mass marketing programs which the Company expects will result in an increase in total sales and marketing expenses.

         Depreciation and amortization increased $385,000 from $475,000 for the three months ended March 31, 1996 to $860,000 for the three months ended March 31, 1997. The increase in depreciation and amortization costs was due primarily to the purchase of customer premises equipment, the purchase of equipment for additional transmitter sites and the continued build-out of the Company's customer service/administrative facilities.

         Interest expense decreased $241,000 from $464,000 for the three months ended March 31, 1996 to $223,000 for the three months ended March 31, 1997. This decrease is due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinated notes payable to Common Stock in conjunction with the Initial Public Offering ("IPO"), and the repayment of approximately $3.5 million of notes payable from the proceeds of the IPO, during the first quarter of 1996.

         Interest income increased $145,000 from $143,000 for the three months ended March 31, 1996 to $288,000 for the three months ended March 31, 1997. This increase is due primarily to interest received on the remaining proceeds of the IPO for a full three months in the first quarter of 1997 compared to approximately one and a half months in the first quarter of 1996.

         The net loss for the three months ended March 31, 1997 was $3,542,000 compared to a net loss of $2,776,000 for the three months ended March 31, 1996. The increase in net loss is due primarily to increased operating expenses due to costs associated with the Company's commercial roll-out and increased subscriber base.

Liquidity and Capital Resources

         For the three months ended March 31, 1997, the Company expended $3,919,000 on operating activities. During the same period, capital expenditures were $1,673,000, consisting primarily of transmitter and head-end equipment.

         In February 1996, the Company consummated the IPO of 3,333,000 shares of Common Stock (including an aggregate of 333,000 shares sold by certain stockholders of the Company) at the initial offering price of $15.00 per share. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million of other expenses, were approximately $39,850,000.

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

         The Company expects that the net proceeds of the Initial Public Offering and internally generated funds will be sufficient to build out its multi-channel broadband cellular television system to pass most of the households in the New York PMSA, and believes that its sources of capital, including internally generated funds and the net proceeds of the Initial Public Offering, will be adequate to satisfy anticipated capital needs and operating expenses for the year. However, additional funding would be required for the Company to accelerate its subscriber growth, or if the Company decides to expand into the New York Basic Trading Area ("BTA") (if acquired) or other BTAs (if acquired), or to provide additional services such as high-speed Internet access, telephony or other two-way services.

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

In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. On March 31, 1997, the Court issued an opinion holding that the Company has a right under New York law to install the customer premises equipment and, based on same, held that all allegations related to a purported class be dismissed. As a result, the only part of the case that remains is a claim for an alleged trespass and damage to one building because customer premises equipment was installed without prior notice to the landlord. The company believes, upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company.

         Since the date of the Company's Report on Form 10-K/A for the year ended December 31, 1996, there have been no material developments with respect to any other legal proceedings reported in Item 1 to such report.

ITEM 2 -- CHANGES IN SECURITIES

         For the quarter ended March 31, 1997, the Company did not make any sales of securities which were not registered under the Securities Act of 1933, as amended.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 -- OTHER INFORMATION

                  None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             27*   Financial Data Schedule

         b.  Current Reports on Form 8-K:

             The Registrant did not file any reports on Form 8-K during the period beginning January 1, 1997 and ending March 31, 1997.

----------
*  Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CELLULARVISION USA, INC.


Date: May 15, 1997                               By: /s/ Charles N. Garber
                                                     --------------------------
                                                     Charles N. Garber
                                                     Chief Financial Officer