Form 10-Q
period 1997-06-30
CELLULARVISION USA INC
filed 1997-08-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20649

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number:                     000-27582

                            CellularVision USA, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3853788
                 --------                                  ----------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

            505 Park Avenue
           New York, New York                                10022
           ------------------                                -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

The number of outstanding shares of the registrant's common stock, par value U.S. $.01 per share, as of, June 30, 1997 was 16,000,000.

Total number of pages in this Report including Exhibits, if any: 15

                            CELLULARVISION USA, INC.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 1997 (unaudited)
and December 31, 1996....................................................      1

Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 1997 and the
Three and Six Months Ended June 30, 1996 (unaudited).....................      2

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1997 and the
Six Months Ended June 30, 1996 (unaudited)...............................    3-4

Notes to Consolidated Financial Statements (unaudited)...................    5-6

ITEM 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations............................   7-10

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings...............................................     10
ITEM 4 - Submission of Matters to a Vote
         of Security Holders.............................................     10
ITEM 6 - Exhibits and Reports on Form 8-K................................     11

Signature Page...........................................................     12

PART I - FINANCIAL INFORMATION

ITEM 1- Financial Statements

                            CELLULARVISION USA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                     June 30, 1997    December 31, 1996
                                                           -------------    -----------------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                $  8,119,782       $ 19,600,070
  Accounts receivable, net of allowance for doubtful
    accounts of $142,603 and $124,370                           848,959            530,333
  Due from affiliates                                           603,817            759,527
  Prepaid expenses and other                                    223,865            255,800
                                                           ------------       ------------
              Total current assets                            9,796,423         21,145,730

  Property and equipment, net of accumulated
    depreciation of $3,814,220 and $2,753,841                15,826,141         14,157,666

  Intangible assets, net of accumulated amortization
    of $110,974 and $77,383                                     240,269            187,160
  Debt placement fees                                           104,356            181,069
  Notes receivable from related parties                         172,275             91,275
  Other noncurrent assets                                       165,816            160,982
                                                           ------------       ------------
              Total assets                                 $ 26,305,280       $ 35,923,882
                                                           ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  1,201,258       $    893,861
  Accrued liabilities                                           927,275          1,562,982
  Current portion of exchange note                            2,084,302          1,669,244
  Other current liabilities                                      44,431            255,008
                                                           ------------       ------------
              Total current liabilities                       4,257,266          4,381,095

  Exchange notes                                              2,501,163          4,590,421
                                                           ------------       ------------
              Total liabilities                               6,758,429          8,971,516

Commitments and contingencies                                        --                 --
Stockholders' equity:
  Common Stock ($.01 par value; 40,000,000
    shares authorized; 16,000,000 shares issued
    and outstanding)                                            160,000            160,000

  Preferred Stock ($.01 par value; 20,000,000
    shares authorized; none issued and outstanding)                  --                 --

  Additional paid-in capital                                 58,267,533         58,267,533
  Accumulated deficit                                       (38,880,682)       (31,475,167)
                                                           ------------       ------------
Stockholders' equity                                         19,546,851         26,952,366
                                                           ------------       ------------
              Total liabilities and
              Stockholders' equity                         $ 26,305,280       $ 35,923,882
                                                           ============       ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                Three months                   Six months
                               Ended June 30,                Ended June 30,

                             1997           1996           1997           1996
                             ----           ----           ----           ----
Revenue                  $  1,105,833   $    384,423   $  1,957,463   $    878,105
                         ------------   ------------   ------------   ------------
Expenses:
  Service costs               509,320        252,876        955,322        539,024
  Selling, general
    and administrative      3,509,681      2,606,437      6,662,192      4,794,617
  Depreciation and
    amortization              935,267        576,887      1,795,670      1,051,390
                         ============   ============   ============   ============
                            4,954,268      3,436,200      9,413,184      6,385,031
                         ------------   ------------   ------------   ------------
        Operating loss     (3,848,435)    (3,051,777)    (7,455,721)    (5,506,926)
  Interest income             207,640        443,786        495,856        587,135
  Interest expense           (222,825)      (249,499)      (445,650)      (713,208)
                         ------------   ------------   ------------   ------------
        Net loss         $ (3,863,620)  $ (2,857,490)  $ (7,405,515)  $ (5,632,999)
                         ============   ============   ============   ============
Net loss per common
  share                  $       (.24)  $       (.18)  $       (.46)  $       (.37)
                         ============   ============   ============   ============
Weighted average number
  of shares of common
  stock                    16,000,000     16,000,000     16,000,000     15,138,839
                         ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Six Months Ended June 30,
                                                  -------------------------

                                                     1997           1996
                                                 ------------   ------------

Cash flows from operating activities:
  Net loss                                       $ (7,405,515)  $ (5,632,999)
  Adjustments to  reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                 1,795,670      1,051,390
      Amortization of placement fees                   76,713         44,136
      Provision for doubtful accounts                 201,382        209,370
      Stock compensation expense                           --        150,000

  Changes in assets and liabilities:
      Accounts receivable                            (520,008)       (43,513)
      Prepaid expenses and  other                      31,935         18,308
      Notes receivable from related parties           (81,000)            --
      Accounts payable and accrued liabilities       (333,266)     1,041,713
      Other current liabilities                      (210,577)        18,011
      Due to affiliates                               155,710     (1,901,019)
      Accrued interest                                     --          4,954
      Other noncurrent assets                          (4,834)        41,975
                                                 ------------   ------------
          Net cash used in operating activities    (6,293,790)    (4,997,674)
                                                 ------------   ------------

Cash flows from investing activities:
  Intangibles                                         (93,670)       (60,552)
  Property and equipment additions                 (3,423,584)    (2,041,475)
                                                 ------------   ------------
          Net cash used in investing activities    (3,517,254)    (2,102,027)
                                                 ------------   ------------

Cash flows from financing activities:
  Distribution                                             --        (13,889)
  Repayment of notes payable                       (1,669,244)            --
  Proceeds from sale of stock                              --     41,850,000
  Repayment of note payable affiliate                      --     (3,521,257)
  Payment of deferred offering costs                       --     (2,960,629)
                                                 ------------   ------------
         Net cash (used in) provided by
         financing activities                      (1,669,244)    35,354,225
                                                 ------------   ------------
         Net (decrease) increase in cash and
         equivalents                              (11,480,288)    28,254,524
Cash and cash equivalents, beginning of period     19,600,070      3,536,354
                                                 ------------   ------------
Cash and cash equivalents, end of period         $  8,119,782   $ 31,790,878
                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1997           1996
                                                         ----           ----
Supplemental Cash Flow Disclosures:
  Cash paid for interest during the period             $445,648      $   877,309

Noncash transactions:
  Common stock issued for convertible debt                   --       12,731,450

  Write-off of debt placement fees in connection with
  conversion of debt for common stock                        --          342,826

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of CellularVision USA, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified for comparative purposes.

      In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1996 audited financial statements and notes thereto. Prior to January 1, 1997, the Company was a development stage company. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Legal Proceedings

      Since the dates of the Company's report on Form 10-K/A for the year ended December 31, 1996, and the Company's report on Form 10-Q for the quarter ended March 31, 1997, there have been no material developments with respect to any legal proceedings reported in such reports.

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

3. Regulatory Matters

NY PMSA Commercial License Renewal:
On July 1, 1997, the FCC commenced processing the Company's renewal application by placing the renewal application on Public Notice, thereby allowing any interested party to file a petition to deny the application.

This Public Notice period expired July 31, 1997. As of August 8, 1997, both the Company and relevant Commission staff are unaware of any filings submitted to the FCC in regard to this matter.

LMDS Auction Date:
On July 30, 1997, the FCC announced its intent to commence the nationwide licensing of LMDS through spectrum auctions starting December 10, 1997. Notwithstanding the fact that the Commission has announced this date, numerous parties, including the Company, have filed Petitions for Reconsideration with the FCC challenging various portions of the FCC's LMDS rules. In addition, numerous Local Exchange Carriers (LECs) have challenged the FCC's eligibility restrictions in the D.C. Circuit Court of Appeals. Accordingly, the December 10, 1997 auction date could be delayed if a judicial stay is granted.

LMDS "Small Business" Installment Payments:
Given the fact that the FCC has initiated a proceeding to review the existing problems involving a similar installment payment plan previously extended to PCS-C Block licensees, the FCC may decide to eliminate installment payments as a small business incentive in all prospective auctions, including the December 10, 1997 LMDS auctions.

Pioneer's Preference:
On August 5, 1997, the President signed into law the Balanced Budget Act of 1997 ("Budget Act"). Section 3002 of the Budget Act eliminates the FCC's authority to award licenses through the Pioneer's Preference Program. Accordingly, the Company's pending Pioneer's Preference application, along with the Pioneer's Preference applications of numerous other companies, will not be acted upon by the Commission.

However, under the terms of the Second Report and Order, small business LMDS licensees, which includes the Company, would be entitled to a 25% bidding credit in the auction of LMDS spectrum in nationwide BTAs. By contrast, had the Company been awarded a Pioneer's Preference for the outer portion of the New York BTA not already covered by its existing commercial license for the New York PMSA, the Company would have only received a 15% credit on the auction equivalent price of that outer portion of the New York BTA. It is important to note that elimination of the FCC's Pioneer's Preference Program, and the Company's Pioneer's Preference application thereunder, is totally unrelated to, and does not affect, the Company's existing commercial license for the New York PMSA.

                            CELLULARVISION USA, INC.

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

Information Relating to Forward-Looking Statements

      Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations concerning future results. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Results of Operations

      In June, the Company announced the commercial launch of its innovative high-speed Internet access service. This service, which is referred to as CVDN 500, can provide residents and offices located in Manhattan, Brooklyn and Queens with downstream Internet access at speeds up to 550Kbps (kilobits per second). At present, the Company is actively marketing subscriptions to the service.

      In June, the Company also announced that by January 1, 1998 it will deploy a service that provides downstream Internet access at speeds significantly greater than those provided by CVDN 500. This service was designed principally for the business community. Technical trials began in mid-June.

      The Company continued to deploy transmission sites throughout New York City. There are thirteen sites currently constructed, covering Brooklyn and parts of Manhattan and Queens. Four additional sites are under construction, primarily to serve Manhattan. The company expects to have 17 transmitters operating by the end of 1997. The Company had approximately 16,000 subscribers as of August 12, 1997.

      The Company announced on June 11th, that it has signed an inter-connection and re-sale agreement with New York-based RBOC NYNEX Corp. This agreement enables the Company to bundle telephone services with its existing high-speed Internet access and subscription television businesses. The Company also received approval from the New York State Public Service Commission to provide telecommunications service in the state of New York.

    Six and Three Months Ended June 30, 1997 Compared to Six and Three Months
                              Ended June 30, 1996.

      Revenue increased $1,079,000 from $878,000 for the six months ended June 30, 1996 to $1,957,000 for the six months ended June 30, 1997 and increased $722,000 from $384,000 for the three months ended June 30, 1996 to $1,106,000 for the three months ended June 30, 1997. These increases in revenue are due primarily to an increase in subscribers and increased installation revenue.

      Operating expenses increased $3,028,000 from $6,385,000 for the six months ended June 30, 1996 to $9,413,000 for the six months ended June 30, 1997 and increased $1,518,000 from $3,436,000 for the three months ended June 30, 1996 to $4,954,000 for the three months ended June 30, 1997. These increases are primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization.

      Service costs increased $416,000 from $539,000 for the six months ended June 30, 1996 to $955,000 for the six months ended June 30, 1997 and increased $256,000 from $253,000 for the three months ended June 30, 1996 to $509,000 for the three months ended June 30, 1997. These increases are due primarily to fees paid to providers of television programming which increase with the growth of revenues and subscribers, offset in part by volume discounts due to the increased subscriber base.

      Selling, general and administrative expenses increased $1,867,000 from $4,795,000 for the six months ended June 30, 1996 to $6,662,000 for the six months ended June 30, 1997 and increased $904,000 from $2,606,000 for the three months ended June 30, 1996 to $3,510,000 for the three months ended June 30, 1997. These increases are primarily attributable to headcount-related costs (as the Company's employee base rose from 79 at June 30, 1996 to 120 at June 30,
1997), legal costs primarily associated with the FCC licensing process, and increased bad debt expense attributed to the Company's increased subscriber base.

      Depreciation and amortization increased $745,000 from $1,051,000 for the six months ended June 30, 1996 to $1,796,000 for the six months ended June 30, 1997 and increased $358,000 from $577,000 for the three months ended June 30, 1996 to $935,000 for the three months ended June 30, 1997. These increases are due primarily to the purchase and installation of customer premises equipment, equipment for the Company's transmitter sites, and the continued build-out of the Company's customer service/administrative facilities.

      Interest expense decreased $267,000 from $713,000 for the six months ended June 30, 1996 to $446,000 for the six months ended June 30, 1997 and decreased $26,000 from $249,000 for the three months ended June 30, 1996 to $223,000 for the three months ended June 30, 1997. The decreases for the six and three months ended June 30, 1997 are due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinated notes payable to common stock in conjunction with the IPO, and the repayment of approximately $3.5 million notes payable from the proceeds of the IPO which occurred in February 1996.

      Interest income decreased $91,000 from $587,000 for the six months ended June 30, 1996 to $496,000 for the six months ended June 30, 1997 and decreased $236,000 from $444,000 for the three months ended June 30, 1996 to $208,000 for the three months ended June 30, 1997. These decreases are primarily due to a decrease in cash position as the Company continues to build out its network infrastructure and increase its subscriber base.

      Net loss for the six months ended June 30, 1997 was $7,406,000 compared to a net loss of $5,633,000 for the six months ended June 30, 1996. The net loss for the three months ended June 30, 1997 was $3,864,000 compared to $2,857,000 for the three months ended June 30, 1996. The increase in net loss is due primarily to increased operating expenses due to costs associated with the Company's continued build-out of its infrastructure, increased workforce, and increased subscriber base, partially offset by the additional revenues from a larger subscriber base.

Liquidity and Capital Resources

      For the six months ended June 30, 1997, the Company expended $6,294,000 on operating activities. During the same period, capital expenditures were $3,424,000, consisting primarily of transmitter equipment and the continued build-out of the Company's new Head-End, Customer Service and Administrative facility. On June 30, 1997, the Company expended $1,669,000 on the repayment of notes payable.

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

      The Company expects that the remaining proceeds from the Initial Public Offering and internally generated funds will be sufficient to build out its multi-channel broadband cellular television system to cover most of the New York PMSA, and that its sources of capital will be adequate to satisfy anticipated capital needs and operating expenses for the year. However, additional funding would be required for the Company to accelerate its subscriber growth, expand into the New York Basic Trading Area ("BTA") (if acquired) or other BTAs (if acquired), or to provide additional services such as telephony or other two-way services.

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

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Note 2 of the accompanying financial statements is incorporated herein by reference.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following two matters were submitted to, and voted upon by, the stockholders in conjunction with the Annual Meeting of Stockholders held on May 7, 1997 in New York, New York:

      1. The election of seven members to the Board of Directors of the Company (the "Board") to serve until the next Annual Meeting of Stockholders to be held in 1998 (the "1998 Annual Meeting") or until their successors are duly elected.

      2. The appointment of independent auditors of the Company for the 1997 fiscal year to serve until the 1998 Annual Meeting or until their successors are duly elected.

      With respect to the election of directors, the Board, at the recommendation of the Nominating Committee, designated seven Nominees for election as directors to the Board to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified. The Board unanimously recommended a vote "FOR" the election of the Nominees to the Board. The stockholders approved the election of the seven Nominees to the Board by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting.

      With respect to the appointment of independent auditors of the Company for the 1997 fiscal year, the Board, upon the recommendation of the Audit Committee of the Board, proposed that the stockholders appoint the firm of Coopers & Lybrand L.L.P. (C&L) to serve as the independent auditors of the Company for the 1997 fiscal year until the 1998 Annual Meeting. C&L served as the Company's independent auditors for the 1996 fiscal year. The Board unanimously recommended a vote "FOR" the approval of the proposal. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

27* Financial Data Schedule

b.  Current Reports on Form 8-K:

The Company filed a Form 8-K dated July 7, 1997, announcing the appointment of Patrick J. Greaney as president, chief operating officer and a director of the Company.


----------

* Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLULARVISION USA, INC.



Date: August 14, 1997                       By: /s/Charles N. Garber
                                                -----------------------
                                                Charles N. Garber
                                                Chief Financial Officer