Form 10-Q
period 1997-09-30
CELLULARVISION USA INC
filed 1997-11-13
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number:                000-27582
                                       ---------

                            CellularVision USA, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3853788
----------------------------------------   ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

          505 Park Avenue
         New York, New York                                10022
-----------------------------------------  ------------------------------------
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

The number of outstanding shares of the registrant's common stock, par value U.S. $.01 per share, as of, September 30, 1997 was 16,000,000.

                            CELLULARVISION USA, INC.
                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Consolidated Balance Sheets as of  September 30, 1997 (unaudited)
and December 31, 1996.......................................................1

Consolidated Statements of Operations for the
Three and Nine Months Ended  September 30, 1997 and the
Three and  Nine Months Ended September 30, 1996 (unaudited).................2

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1997 and the
Nine Months Ended September 30, 1996 (unaudited)............................3-4

Notes to Consolidated Financial Statements (unaudited)......................5-7

ITEM 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................8-11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.................................................11
ITEM 6 -- Exhibits and Reports on Form 8-K..................................11

Signature Page..............................................................12

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                            CELLULARVISION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                           September 30, 1997  December 31, 1996
                                                           ------------------  -----------------
                                                              (Unaudited)

Current assets:
     Cash and cash equivalents .............................  $  4,271,045       $ 19,600,070
     Accounts receivable,
      net of allowance for doubtful accounts of
        $183,739 and $124,370 ..............................     1,081,116            530,333
     Due from affiliates ...................................       532,052            759,527
     Prepaid expenses and other ............................        80,514            255,800
                                                              ------------       ------------
                  Total current assets .....................     5,964,727         21,145,730
     Property and equipment, net of accumulated
        depreciation of $5,075,800 and
        $2,753,841 .........................................    16,726,451         14,157,666
     Intangible assets, net of accumulated
        amortization of $138,729 and $77,383 ...............       211,920            187,160
     Debt placement fees ...................................        84,973            181,069
     Notes receivable from related parties .................       172,275             91,275
     Other noncurrent assets ...............................       163,473            160,982
                                                              ------------       ------------
                  Total assets .............................  $ 23,323,819       $ 35,923,882
                                                              ============       ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................  $  1,678,940       $    893,861
     Accrued liabilities ...................................     1,111,605          1,562,982
     Current portion of exchange notes .....................     2,089,258          1,669,244
     Other current liabilities .............................       211,009            255,008
                                                              ------------       ------------
                  Total current liabilities ................     5,090,812          4,381,095

     Exchange notes ........................................     2,501,163          4,590,421
                                                              ------------       ------------
                  Total liabilities ........................     7,591,975          8,971,516
Stockholders' equity:
     Common Stock, ($.01 par value; 40,000,000
        shares authorized; 12,395,142 and
        16,000,000 shares issued and
        outstanding) .......................................       160,000            160,000
     Preferred Stock, ($.01 par value; 20,000,000
     shares authorized; none issued and
     outstanding) ..........................................             -                  -

       Additional paid-in capital ..........................    58,267,533         58,267,533
       Accumulated deficit .................................   (42,695,689)       (31,475,167)
                                                              ------------       ------------
Stockholders' equity .......................................    15,731,844         26,952,366
                                                              ------------       ------------
                  Total liabilities and
                  Stockholders' equity .....................  $ 23,323,819       $ 35,923,882
                                                              ============       ============

    The accompanying notes are an integral part of these financial statements

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                             Three months                   Nine Months
                                          Ended September 30,           Ended September 30,
                                          1997           1996           1997           1996
                                          -----          ----           ----           ----
Revenue ............................  $  1,396,403   $    550,424   $  3,353,866   $  1,428,529
                                      ------------   ------------   ------------   ------------
Expenses:
   Service costs ...................       658,972        186,725      1,614,294        725,749
   Selling, general and
      administrative ...............     3,435,829      2,223,817     10,098,021      7,018,434
   Depreciation and amortization ...     1,056,123        543,692      2,851,794      1,595,082
                                      ------------   ------------   ------------   ------------
                                         5,150,924      2,954,234     14,564,109      9,339,265
                                      ------------   ------------   ------------   ------------
         Operating loss ............    (3,754,521)    (2,403,810)   (11,210,243)    (7,910,736)
Interest income ....................       100,812        443,224        596,668        961,184
Interest expense ...................      (161,297)      (238,229)      (606,947)      (882,262)
                                      ------------   ------------   ------------   ------------
         Net loss ..................  $ (3,815,006)  $ (2,198,815)  $(11,220,522)  $ (7,831,814)
                                      ============   ============   ============   ============

Net loss per common share ..........  $       (.24)  $       (.14)  $       (.70)  $       (.51)
                                      ------------   ------------   ------------   ------------

Weighted average number of shares of    16,000,000     16,000,000     16,000,000     15,434,274
common stock                          ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1997             1996
                                                 -------------------------------

Cash flows from operating activities:
  Net loss .....................................  $(11,220,522)    $ (7,831,814)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization ..............     2,851,794        1,595,082
    Amortization of placement fees .............        96,096           58,832
    Provision for doubtful accounts ............       352,549          283,939
    Stock compensation expense .................             -          150,000
  Changes in assets and liabilities:
    Accounts receivable ........................      (903,332)        (256,946)
    Prepaid expenses and other .................       175,286          (32,387)
    Notes receivable from related parties ......       (81,000)               -
    Accounts  payable and accrued
    liabilities ................................       333,702        1,600,112
    Other current liabilities ..................       (43,999)          (7,956)
    Due to affiliates ..........................       227,475       (1,866,496)
    Accrued interest ...........................             -            4,955
    Other noncurrent assets ....................        (2,491)        (483,871)
                                                 -------------------------------
           Net cash used in
            operating activities ...............    (8,214,442)      (6,786,550)
                                                 -------------------------------
Cash flows from investing activities:
    Intangibles ................................       (86,106)         (53,693)
    Property and equipment additions ...........    (5,359,233)      (6,339,958)

                                                 -------------------------------
           Net cash used in
            investing activities ...............    (5,445,339)      (6,393,651)
                                                 -------------------------------
  Cash flows from financing activities:
    Distribution ...............................             -          (13,889)
    Repayment of exchange notes ................    (1,669,244)               -
    Proceeds from sale of stock ................             -       41,850,000
    Repayment of note payable affiliate ........             -       (3,521,257)
    Payment of deferred offering costs .........             -       (2,960,629)
                                                 -------------------------------
           Net cash (used in) provided by
            financing activities ...............    (1,669,244)      35,354,225
                                                 -------------------------------
           Net (decrease) increase in cash
            and cash equivalents ...............   (15,329,025)      22,174,024
Cash and cash equivalents, beginning of
period .........................................    19,600,070        3,536,354
                                                 -------------------------------
Cash and cash equivalents, end of period .......  $  4,271,045     $ 25,710,378
                                                 ===============================

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     1997              1996
                                               ---------------------------------

Supplemental Cash Flow Disclosures:
  Cash paid for interest during the period         445,645         $   877,309

Noncash transactions:
  Common stock issued for convertible debt               -          12,731,450

  Write-off of debt placement fees
  in connection with conversion of debt for
  common stock                                           -             342,826

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

      In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1996 audited financial statements and notes thereto. Prior to January 1, 1997, the Company was a development stage company. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Legal Proceedings

      In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn, New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multi-channel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service to the army base. The suit seeks $1 million in damages. On September 27, 1996, the Company served and filed a motion with the court seeking to end the action by the granting of summary judgment. By memorandum and order dated September 19, 1997, the court granted the motion to the extent that the case has been dismissed against CellularVision USA, Inc. only. However, the court has permitted the action to continue against CellularVision of N.Y., L.P. The Company cannot make a determination at this time as to the possible outcome of the action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and the operating results in the period in which the matter is resolved.

      Since the dates of the Company's report on Form 10-K/A for the year ended December 31, 1996, and the Company's reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, there have been no material developments with respect to any other legal proceedings reported in such reports.

3. Regulatory Matters

   LMDS Auction:

      On July 30, 1997, the FCC announced its intent to commence the nationwide licensing of LMDS through a spectrum auction starting December 10, 1997. On November 10, 1997, the FCC released a Public Notice announcing its intent to postpone the LMDS Auction from December 10, 1997 until February 18, 1998. The Commission granted this modest postponement to ensure the maximum participation by small businesses, many of which had requested additional time to secure financing in light of the elimination of installment payments (see below). Accordingly, by granting this request, the Commission can further promote small business participation in the LMDS auction, including participation by "very small businesses" that can utilize the FCC's 45% bidding credit (see below). In addition, this action provides the FCC with an added period of time to dispose of numerous pending Petitions for Reconsideration challenging various portions of the LMDS rules. Also, numerous Local Exchange Carriers (LECs) have challenged the FCC's eligibility restrictions in the D.C. Circuit Court of Appeals. The D.C. Circuit has scheduled oral argument on this issue for January 16, 1998. Although it is unclear when the D.C. Circuit will render a decision in this matter, this auction postponement decreases the likelihood of a possible judicial stay since the D.C. Circuit could rule on this issue prior to February 18, 1998.

      In the LMDS Second Order on Reconsideration, released on September 12, 1997, the FCC eliminated installment payments that it had previously adopted in the LMDS Second Report and Order for qualifying small business entities that acquire LMDS licenses. In lieu of installment payments, the FCC will offer three levels of increased bidding credits for qualifying businesses. Accordingly, under the Second Order on Reconsideration, an "entrepreneur," defined as an entity that, together with its affiliates and controlling principals, has average annual gross revenues for the three preceding years of more than $40 million but not more than $75 million, will receive a 25% bidding credit. A "small business," defined as an entity that, together with its affiliates and controlling principals, has average annual gross revenues for the three preceding years of more than $15 million but not more than $40 million, will be entitled to a bidding credit of 35%. Moreover, the Commission added a third "very small business" category defined as an entity that, together with its affiliates and controlling principals, has average annual gross revenues for the three preceding years of not more than $15 million. Such "very small businesses" will receive a bidding credit of 45%. As a qualifying "very small business," the Company will be entitled to this 45% bidding credit for any license it acquires at the LMDS auction.

   Renewal of NY PMSA Commercial License:

      The Company's commercial license was renewed by the FCC on September 23, 1997, for a ten-year term which expires on February 1, 2006. (Note: The ten-year term commences from the expiration date of the company's prior license term which expired February 1, 1996.) This confirmed that the Company will not be required to bid on or pay for the New York PMSA license in the upcoming FCC auction of LMDS spectrum. The Company's renewed license conforms to the final LMDS rules adopted by the Commission in the LMDS Second Report and Order. Under this license, the Company is authorized to offer the full panoply of LMDS services the technology is expected to offer and may construct transmitters throughout the New York PMSA without seeking prior FCC approval.

      On September 25, 1997, the FCC released a Public Notice announcing a list, by market area, of those licenses to be auctioned in the nationwide LMDS auction. This Public Notice reconfirmed that the Company's commercial license for the New York PMSA will not be included in this auction. Accordingly, the 1,150 MHz "A Block" license that the Commission intends to auction in the New York BTA will include only the outer portion of the New York BTA not included in the New York PMSA. In addition, the 150 MHz "B Block" license for the entire New York BTA will be auctioned as well.

4.    Subsequent Events

      On October 21, 1997, the Company announced that its wholly-owned subsidiary, CellularVision of New York ("CVNY") has engaged Fleet National Bank ("Fleet") to form a syndicate of senior lenders to potentially provide a $40 million senior secured debt facility. The Company plans to use the funds, if made available to CVNY under the potential senior secured debt facility, to support CVNY's subscriber growth and to continue the build-out of its network infrastructure in New York.

      The Company believes that the senior secured debt facility, if and when consummated, will be an attractive financing alternative which will provide flexible access to capital as CVNY's funding needs materialize, will carry a favorable interest rate and will minimize dilution of existing CVUS stockholders. However, there can be no assurance that this potential financing arrangement will be consummated, or if consummated, that the terms and conditions will be as currently contemplated.

      On November 11, 1997, Patrick J. Greaney, President and Chief Operating Officer of the Company, died suddenly of an apparent heart attack. Shant Hovnanian, Chairman and Chief Executive Officer, has resumed the additional role of President, which he had occupied prior to Mr. Greaney's appointment in June, 1997.

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

Results of Operations

      The Company continued to deploy transmission sites throughout New York City. There are fifteen sites currently constructed, covering Brooklyn and parts of Manhattan and Queens. Six additional sites are under construction, primarily to serve Manhattan and the Bronx. The Company expects to have 17 sites constructed by the end of 1997.

      The Company also continued to construct its new headend and customer service facility at the Brooklyn Army Terminal. The headend area will include the master control center for all transmission of video and high-speed Internet access services. CellularVision's fiber optic backbone will originate there and connect to cell sites throughout the PMSA. A dedicated computer room will host the high-speed connections to the Internet and servers for video and audio streaming services.

      The Company continued the roll-out of its revolutionary super high-speed Internet access service, which provides downstream data from the Internet at speeds up to 500 Kbps. The Company is marketing this service through targeted advertising on the Internet and through print advertising. Also, during this roll-out, the Company and its technology suppliers completed a number of successful tests that are expected to lead to the introduction of a new suite of Internet access services. This suite will include both a super high-speed service for office networks and the introduction of a capability to provide downstream access to customers at speeds significantly greater than the Company's current 500 Kpbs service. The Company anticipates the commercial launch of these new services during the first quarter of 1998.

      The Company has added approximately 2,500 net new subscribers since the last reporting of subscribers as of August 12, 1997. There are approximately 18,500 subscribers as of the date of this report.

           Nine and Three Months Ended September 30, 1997 Compared to
                 Nine and Three Months Ended September 30, 1996.

      Revenue increased $1,925,000 from $1,429,000 for the nine months ended September 30, 1996 to $3,354,000 for the nine months ended September 30, 1997 and increased $846,000 from $550,000 for the three months ended September 30, 1996 to $1,396,000 for the three months ended September 30, 1997. These increases in revenue are due primarily to an increase in subscribers and increased installation revenue.

      Operating expenses increased $5,225,000 from $9,339,000 for the nine months ended September 30, 1996 to $14,564,000 for the nine months ended September 30, 1997 and increased $2,197,000 from $2,954,000 for the three months ended September 30, 1996 to $5,151,000 for the three months ended September 30, 1997. These increases are primarily attributable to costs associated with the Company's commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization.

      Service costs increased $888,000 from $726,000 for the nine months ended September 30, 1996 to $1,614,000 for the nine months ended September 30, 1997 and increased $472,000 from $187,000 for the three months ended September 30, 1996 to $659,000 for the three months ended September 30, 1997. These increases are due primarily to fees paid to providers of television programming which increase with the growth of revenues and subscribers, offset in part by volume discounts due to the increased subscriber base.

      Selling, general and administrative expenses increased $3,080,000 from $7,018,000 for the nine months ended September 30, 1996 to $10,098,000 for the nine months ended September 30, 1997 and increased $1,212,000 from $2,224,000 for the three months ended September 30, 1996 to $3,436,000 for the three months ended September 30, 1997. These increases are primarily attributable to headcount-related costs (as the Company's employee base rose from 88 at September 30, 1996 to 132 at September 30, 1997), costs primarily associated with the FCC licensing process and increased bad debt expense attributed to the Company's increased subscriber base.

      Depreciation and amortization increased $1,257,000 from $1,595,000 for the nine months ended September 30, 1996 to $2,852,000 for the nine months ended September 30, 1997 and increased $512,000 from $544,000 for the three months ended September 30, 1996 to $1,056,000 for the three months ended September 30, 1997. These increases are due primarily to the purchase and installation of customer premises equipment and equipment for the Company's transmitter sites, as well as the continued build-out of the Company's customer service/administrative facilities.

      Interest income decreased $364,000 from $961,000 for the nine months ended September 30, 1996 to $597,000 for the nine months ended September 30, 1997 and $342,000 from $443,000 for the three months ended September 30, 1996 to $101,000 for the three months ended September 30, 1997. These decreases are primarily due to a decrease in cash position as the Company continues to expend funds to increase its subscriber base.

      Interest expense decreased $275,000 from $882,000 for the nine months ended September 30, 1996 to $607,000 for the nine months ended September 30, 1997 and $77,000 from $238,000 for the three months ended September 30, 1996 to $161,000 for the three months ended September 30, 1997. The decrease for the nine month period is due primarily to the conversion of approximately $12.6 million of convertible exchangeable subordinated notes payable to common stock in conjunction with the IPO, and the repayment of approximately $3.5 million notes payable from the proceeds of the IPO, which occurred in February, 1996. The decrease for the three month period is due primarily to a principal payment of the exchange notes made on June 30, 1997.

      Net loss for the nine months ended September 30, 1997 was $11,221,000 compared to a net loss of $7,832,000 for the nine months ended September 30, 1996. The net loss for the three months ended September 30, 1997 was $3,815,000 compared to $2,199,000 for the three months ended September 30, 1996. The increase in net loss is due primarily to increased operating expenses due to costs associated with the Company's continued build-out of its infrastructure, larger workforce, and increased subscriber base.

Liquidity and Capital Resources

      For the nine months ended September 30, 1997, the Company expended $8,214,000 on operating activities. During the same period, capital expenditures were $5,445,000, consisting primarily of funding for the continued build-out of the Company's new headend, customer service and administrative facilities and infrastructure deployment. On June 30, 1997, $1,669,000 was expended on a principal repayment of the exchange notes.

      In February, 1996, the Company consummated the Initial Public Offering of 3,333,000 shares of Common Stock (including an aggregate of 333,000 shares sold by certain shareholders of the Company) at the initial offering price of $15.00 per share. The net proceeds to the Company from the Initial Public Offering, after deducting underwriting discounts and commissions of $1.05 per share and approximately $2.5 million of other expenses, were approximately $39.4 million.

      Since the IPO, the Company has expended IPO proceeds to build out its multi-channel broadband cellular television system in Brooklyn and portions of Manhattan and Queens, to launch a revolutionary high-speed Internet access service in these areas and to fund operating activities. To continue operations for the 1998 fiscal year and to complete the expansion of the infrastructure throughout the New York PMSA to provide high-speed Internet access, broadband cellular television and potentially other two-way services, additional capital will be required.

      As referenced in Note 3 to the consolidated financial statements, the Company's commercial license was renewed by the FCC on September 23, 1997 for a ten-year term which expires on February 1, 2006. The Company believes this license has substantial economic value, and this view is similarly expressed by industry experts in published reports. Further, to the extent this license has substantial economic value, this value is not reflected in the Company's consolidated balance sheet since this license was acquired without cost to the Company.

      It is the Company's intent to leverage the value of the New York PMSA license and/or other assets of the Company to obtain the additional capital required to continue the build-out of the Company's network infrastructure throughout the New York PMSA, to accelerate subscriber growth and to continue to fund operating activities until those activities generate sufficient cash flow to become self-funding. As referenced in Note 4 to the consolidated financial statements, the Company, through its wholly-owned subsidiary, CellularVision of New York, has engaged Fleet National Bank to form a syndicate of senior lenders to provide a $40 million senior secured debt facility.

      The Company believes that the aforementioned senior secured debt facility, if and when consummated, will provide the necessary capital to continue the build-out of the Company's network infrastructure throughout the New York PMSA, to accelerate subscriber growth and to continue to fund operating activities until those activities generate sufficient cash flow to become self-funding. Further, the Company believes that this facility will be an attractive financing alternative, which will provide flexible access to capital as CVNY's needs materialize, will carry a favorable interest rate and will minimize dilution of existing CVUS stockholders. However, there can be no assurance that this potential financing arrangement will be consummated or, if consummated, that the terms and conditions will be as currently contemplated.

      Besides the Fleet facility mentioned above, the Company is considering other means of raising capital. The Company believes that the capital necessary to fund the continued growth of the Company will be raised on a going forward basis.

      The Company has recorded net losses and negative operating cash flow in each period of its operations since inception. While such losses and negative operating cash flow are attributable to the start-up costs incurred in connection with the roll-out of the Company' s system, the Company expects to continue experiencing operating losses and negative cash flow for at least one year as a result of its planned expansion within the New York PMSA.

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

                                                 CELLULARVISION USA, INC.


Date: November 13, 1997                          By: /s/ Charles N. Garber
                                                     --------------------------
                                                     Charles N. Garber
                                                     Chief Financial Officer