Form 10-K
period 1997-12-31
CELLULARVISION USA INC
filed 1998-04-15
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File No. 000-27582

                            CELLULARVISION USA, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                      13-3853788
            (State or Other                               (I.R.S. Employer
            Jurisdiction of                            Identification Number)
           Incorporation or
             Organization)

                  140 58th Street, Suite 7E, Brooklyn, NY 11220
                    (Address of Principal Executive Offices)
                                 (718) 489-1200
                         (Registrant's telephone number)
        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $30,058,455 on March 31, 1998, based on the closing sale price of the Common Stock on the NASDAQ National Market system on that date.

      The number of shares of Common Stock outstanding as of March 31, 1998 was 16,000,000.

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held in May 1998.

================================================================================

                            CELLULARVISION USA, INC.
                                TABLE OF CONTENTS

                                     PART I

      Item 1     Business
      Item 2     Properties
      Item 3     Legal Proceedings
      Item 4     Submission of Matters to a Vote of Security Holders

                                     PART II

      Item 5     Market for Registrant's Common Equity and Related
                 Stockholder Matters
      Item 6     Selected Financial Data
      Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
      Item 7A    Quantitative and Qualitative Disclosures About Market Risk
      Item 8     Consolidated Financial Statements and Supplementary Data
      Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV

      Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K for the year ended December 31, 1997 is forward-looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, pricing and availability of equipment, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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

                                     PART I

ITEM 1. BUSINESS

Overview

      CellularVision USA, Inc. (together with its operating subsidiary, CellularVision of New York, L.P. ("CVNY"), the "Company") owns and operates a broadband wireless telecommunications system in an area which includes New York City under a 1,150 Megahertz ("MHz") commercial license from the Federal Communications Commission (the "FCC"). The system is capable of providing high-capacity broadband service for the "last mile" to a subscriber's home or office, at what the Company believes is a substantially lower cost than other competing delivery systems. The Company believes that the high-capacity and low infrastructure cost of a rapidly-deployable, dependable broadband wireless telecommunications system will facilitate the "bundled" offering of a number of competitive telecommunications services to the New York market. The Company has been operating a 49 channel subscription television system since 1992, and a super-high-speed Internet access service since 1996.

      The Company's licensed service area is the New York Primary Metropolitan Statistical Area ("PMSA"), a region which includes approximately 8.6 million population in the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. During 1997, the Company expanded its coverage of the market to include all of Brooklyn, and portions of Manhattan and Queens. There are approximately 2.9 million people and 150,000 offices in the areas served by the company's 15 operational transmitters, although the availability of signal in particular localities varies depending upon a number of factors.

      The FCC commercial operating license was awarded to the Company in recognition of its efforts in developing and deploying Local Multipoint Distribution Service (LMDS) technology, and for spearheading its regulatory approval at the FCC. Also, the Company has an exclusive license to use the CellularVision(TM) System in the New York area, or any other market in the United States in which the Company obtains an FCC license to operate.

On September 23, 1997, the FCC renewed the Company's New York commercial license authorizing the Company to operate in the 27.50-28.35, 28.35-28.50, 29.10-29.25 and 31.075-31.225 Gigahertz ("GHz") bands for a total capacity of 1,300 MHz (1,150 MHz on a permanent basis and 150 MHz on a grandfathered basis; See "FCC Regulation"). The Company's renewed license conforms in all respects to the LMDS service rules adopted in the FCC's LMDS Rulemaking Proceeding. The License was renewed for a ten-year term, which expires on February 1, 2006 (the ten-year period commenced on February 1, 1996, the expiration date of the Company's initial license term). The FCC's renewal of this license confirmed that the Company would not be required to bid on, nor pay for, the New York PMSA 1,150 MHz license in the FCC LMDS auction. Moreover, with this license renewal, the Company is now authorized to immediately offer the full panoply of LMDS services the technology is permitted to offer, including video, voice and data services, and may construct transmitters throughout the New York PMSA without seeking prior FCC approval. The Company has negotiated an interconnection and resale agreement with Bell Atlantic, the local exchange carrier, and has received approval from the New York Public Service Commission to provide local telephone service in the state of New York.

Business and Strategy

      The Company was formed in October 1995 to serve as a holding company for two predecessor businesses. In February 1996, the Company consummated the initial public offering (the "Initial Public Offering" or "IPO") of shares of its common stock, par value $.01 per share (the "Common Stock").

      The Company's original service offering was residential subscription television service in a portion of Brooklyn. Although residential subscription television service still accounts for the majority of current customers and revenues, the Company is in the early stages of a strategic plan to focus on super-high-speed Internet access, and provide "bundled" packages of super-high-speed Internet access, video and telephone service offerings. In addition, it plans to develop two-way services (e.g., point-to-point, high-speed data transmission, two-way video teleconferencing, etc.) for both business and residential customers as the market is prepared to economically support them.

      At present, the Company provides the following service offerings:

      1. Super-High-Speed Internet Access: Delivery of 48,000 Kilobits per second (Kbps) access to the Internet for both business and residential customers using new super-high-speed Quaternary Phase Shift Keyed ("QPSK") modulation modems. Although actual downstream speeds are dependent upon the user's upstream capability, users with "standard"
         28.8 Kbps modems obtain downstream speeds of up to 1,544 Kbps, or more than a 50-fold improvement in speed, at only a slightly higher cost than their 28.8 Kbps service. Integrated Services Digital Network ("ISDN") users obtain downstream speeds of up to 6,000 Kbps, nearly a 50-fold increase in speed, at about half the cost of their ISDN service. The Company believes that this new super-high-speed Internet access service represents a substantial advance in the price/performance, and hence value, provided to customers today.

      2. Residential subscription television service: Up to 49 of the most popular cable, off-air and premium channels, arrayed in a variety of value-oriented packages at prices ranging from $9.95 to $42.95 per month, each roughly 20%-30% lower than the comparable package from the franchised cable operator. The combination of better picture quality, higher customer service standards and lower price than provided by the franchised cable operator are key elements of the Company's competitive strategy for this service.

      The Company plans to focus its super-high-speed Internet access service on under-served markets in the New York Metro area, where the Company believes there is substantial pent-up demand for this service. Since the existing cable infrastructure was built out to serve primarily residential customers, there is no widely available, economical way for business users to obtain high-speed Internet access service or business video services. Furthermore, the construction needed to "cable" the business community is both costly and time-consuming. CVUS' high-capacity Super Wireless system is a rapidly deployable and economical solution to this problem.

      By mid-1998, the Company expects to launch a variety of new products that will further enhance its current market-leading competitive position. These new services are expected to include an offering that will allow the Company's service using the new QPSK technology to operate as an overlay that can "SuperCharge" (SM) an office network's Internet access, and provide super-high-speed downstream Internet access at more advantageous prices than those available today. The Company believes that the higher-speed offering using QPSK technology, combined with reasonably-priced "SuperCharging" of office networks, will provide substantial growth in the rapidly expanding business Internet access market.

      Pending the availability of additional capital, the Company's longer-term business strategy consists of the provision of additional services and increased market penetration in the New York PMSA, and potential strategic partnering with other LMDS service providers as LMDS service is deployed nationwide. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.") Subject to the foregoing, there are five elements of the Company's longer-term strategy:

      1. Expand super-high-speed Internet access service in the New York market, as this represents an under-served market by the Company's competitors
      2. Continue to capture residential subscription television market share in the New York PMSA
      3. Seek out opportunities to partner with winning bidders in the FCC's LMDS auction as they begin to deploy their systems nationally to maximize the benefit of CVUS' LMDS operational knowledge and expertise
      4. Begin phased-in offering of telephone service, commencing with resale

      5. Introduce other broadband two-way services as the market is prepared to support them.

The telephony resale strategy is to enter the telephony market with minimal risk and capital investment, while building up a base of customers and providing a "bundled" offering of super-high-speed Internet access, video and telephony services. The company believes this strategy will allow it to ultimately expand the telephony offering to include facilities-based bypass of the local exchange service. While this longer-term strategy is expected to be substantially more lucrative from a financial perspective than strictly reselling telephony services, the precise timing of this change and the related increase in margins are not yet quantifiable.

The CellularVision(TM) System

      The Company's multichannel broadband wireless telecommunications system operates in the 28 GHz frequency range. Prior to the development of the Company's system, transmission of communications signals in the 28 GHz frequency range was not commercially pursued apart from limited satellite applications because technical impediments, such as intercell interference and rainfade, were thought to be insurmountable. The Company's system eliminates or significantly reduces these impediments through the placement of its cells and its unique system architecture.

      Video or data signals transmitted through the Company's system, such as television programming, are received by the system from satellite transponders, terrestrial microwave facilities and/or studios at the LMDS Operations & Communications Center (LOCC). Internet Access is obtained through dedicated T-3 lines connecting the LOCC to the Internet "backbone." Signals from the LOCC are then transmitted via fiber optic cable to several "Hub Cell Sites." The signals are then upconverted to the 28GHz frequency band and transmitted via omnidirectional transmitters within the cell. Solid state point-to-point relays, installed with the transmitters, are used to transmit signals to cells adjacent to the Hub Cell Sites. The Company also deploys small solid-state repeaters to transmit signals into shadowed areas. The signal is received at the subscriber's premises by a small (approximately six and five-eighths inches square) flat plate, high-gain antenna connected to a super-high-speed modem, local area network (LAN) router, or one or more fully-addressable set-top converters.

Competitive Factors

      The Company's system has a number of attributes that the Company believes should enhance its competitiveness:

      Low Cost Infrastructure. The Company believes that its system offers a low cost, high quality and dependable alternative to franchised cable systems, satellite systems, such as Direct Broadcast Satellite ("DBS"), and fiber optic delivery systems. The Company believes that it has an infrastructure cost advantage relative to these delivery systems which will permit it to offer similar services at lower prices.

      Accurate, High-Speed Data Transmission. The system's high signal-to-noise ratio enables it to transmit large volumes of data at least as accurately as fiber optic systems. This capability enables it to support a high-speed, broadband data network for Internet access and private data transmission applications.

      Mitigation of the Multipath Phenomenon. Multipath is a phenomenon in broadcast transmission which results in the reception of multiple signals at the receiver (literally on multiple transmission paths) which can severely degrade the picture and audio quality or cause undesirable levels of errors in digital systems. Multipath can be a severe drawback in systems such as VHF/UHF television and currently available Multichannel Multipoint Distribution Systems ("MMDS"), which use amplitude modulation (AM) and relatively broadbeam receive antennas. The Company's system, which employs frequency modulation (FM) and narrow beam receive antennas, can reject multipath degradation of the signal. Because of this advantage, the Company believes that its service will be relatively immune to the picture "ghosting" and other degradations that result from multipath.

      High Quality Picture. The Company's system has been designed to deliver a generally superior picture quality as compared to the quality generally characteristic of franchised cable or current MMDS systems, which use AM modulation.

      Dependability. As compared to franchised cable systems, the Company believes that its system provides a highly reliable signal because there is no network of cable, amplifiers or processing and filtering equipment between the transmitter which serves the subscriber and the subscriber's household to potentially break or malfunction, potentially causing a "black-out" of large portions of the franchised area. The Company's transmitter installations are fully redundant, with automatic fault detection and switch-over to a back-up transmitter and an uninterruptable power supply allowing continuous broadcasts during temporary local power outages.

      Compact Antenna. Unlike currently available MMDS systems, which require rooftop mounted antennas of varying sizes up to three feet in diameter, or DBS systems, which require an 18-inch outdoor dish aimed directly at a satellite stationed low above the southern horizon, the Company's antennas, in many cases, permit reception of signals when mounted inside the subscriber's window. This substantially reduces the need for outdoor installations and the associated in-building wiring, which the Company believes is necessary in many other competing systems. Because of the system's ability to reach individual subscribers without such wiring, the Company expects that its marketing efforts will be simplified.

      Localized Programming and Advertising Options. The Company's channel offerings can be localized on a cell-by-cell basis, permitting, for example, channels targeted to demographic or linguistic groups in particular neighborhoods, as well as micro-marketing. By comparison, cable operators generally offer uniform programming throughout a geographic service area, and DBS systems offer the same programming on a nationwide basis and generally do not offer any local programming (except for certain instances in some rural areas).

      Large Spectrum Grant and Efficient Spectrum Usage. The Company currently has the right to use 1,150 MHz of spectrum on a permanent basis, one of the largest blocks of spectrum ever awarded, and its system permits reuse of this spectrum in each one of its cells. This may result in advantages over competing technologies, such as MMDS systems, which typically have access to a maximum of 200 MHz of fragmented spectrum and use frequencies only once in a metropolitan area. The Company believes that its spectrum-efficient system will enhance its ability to provide localized programming and advertising options and, eventually, to examine and address on a selective basis additional business opportunities for two-way services.

Future Two-Way Broadband Services

      The Company expects that future implementations of its system could support two-way services such as wireless local loop telephony, high-speed data transmission, video teleconferencing (including distance learning and telemedicine) and interactive television. The Company has demonstrated a non-line-of-site, 28 GHz wireless telephone link and video-telephony link using a prototype transceiver that supports such services.

      The Company believes that two-way services can be supported without interference with its existing analog 49 channel broadband cellular television system, and that this system will support digital compression technologies when commercially viable, permitting a significant increase in the number of cable channels and at the same time permitting enhanced two-way services. Nonetheless, like any wireless system, the Company's operations will ultimately be subject to total bandwidth constraints, and the Company intends to manage its service offerings to focus on high-value-added telecommunications markets for which the Company's technologies are best suited.

      While the Company is not technically prepared to begin offering any of these services on a commercial basis, the Company believes its system ultimately can be configured to support some or all of the following two-way services:

      Wireless local loop telephony. The Company's system may be adaptable to support ordinary voice telephony, giving customers equipped with a two-way antenna the ability to plug their television, their computer and their telephone into the same specially adapted converter box, paying for all these services with a single monthly bill. The Company believes deregulatory trends in the telephone industry may make this type of alternate access service an increasingly attractive business for the Company, either solely or through an alliance with strategic partners. For this reason, the Company has negotiated an interconnection and resale agreement with Bell Atlantic, the local exchange carrier, and has received approval from the New York Public Service Commission to provide local telephone service in the state of New York.

      High-speed data transmission. Given the low cost of build-out, the Company believes its system provides an attractive method of linking wide area networks on a primary or back-up basis and providing individuals and businesses with high-speed data transmission.

      Video teleconferencing. The Company has demonstrated in tests the capacity of its system to support full-duplex, full motion two-way video teleconferencing. The system requires a standard video camera and a two-way antenna/transceiver, and produces a quality of service attainable today on a commercial basis only through expensive fiber optic cabling and/or broadband satellite linkages. Video teleconferencing has a number of applications, including personal and business communications, and specialized applications such as distance learning and telemedicine.

      Interactive television. The Company expects that demand will exist in the future for a communications medium that can support interactive television programming such as interactive home shopping, mass audience participation programs and sophisticated, multiplayer video games. The Company believes that its system's technical characteristics of low-cost build-out (especially as compared with the cost of laying fiber optic cable), high quality and two-way capability ultimately can make it a leading technology supporting these services.

Risk Factors

      Liquidity Risk; Need for Additional Financing; Risk of Substantial Dilution. In the fourth quarter of 1997 and the first quarter of 1998, the Company experienced a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions, including a potential syndication of a $40 million senior secured debt facility by Fleet National Bank ("Fleet"), which remains on hold and will be revisited during 1998. In April of 1998, the Company entered into several financing arrangements which, while providing the Company with commitments to obtain sufficient funds to continue its operations throughout the 1998 calendar year, provide for, or potentially provide for, the issuance of equity securities at a discount from market prices at the time of funding. Utilization of these sources of financing could, therefore, result in substantial dilution to existing stockholders and, while the Company intends to seek alternative sources of financing on more attractive terms, there can be no assurance that such alternatives will be available prior to the date that the Company's operations will require additional utilization of these existing, potentially-dilutive financing commitments.

      The Company's operations continue to result in negative cash flows, and repayment of existing indebtedness will require additional sources of liquidity in the future. Therefore, the Company anticipates that its future financing requirements will continue to be substantial. The Company intends to address those requirements through a combination of strategic and financial investments, but there can be no assurance that the Company will be successful in implementing the necessary financing arrangements on favorable terms. The lack of availability of additional capital could have a material adverse effect on the Company's financial condition, operating results and prospects for growth. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

      New Industry and Technology Risks and Limitations. The Company's broadband wireless telecommunications system utilizes a new technology with a limited operating history whose system architecture remains subject to further development and refinement. In the past, the Company has experienced a number of technical difficulties, some of which have affected subscriber acceptance of the Company's system. Additional technical issues may arise in the course of system deployment that could adversely affect reception quality and coverage of the Company's service area. In addition, the Company believes that a significant percentage of the households in the New York PMSA will be located in "shadowed" areas capable of receiving the transmitted signal only with the assistance of small, low cost "repeaters," which are in the early stages of deployment. The Company intends to deploy repeaters where such deployment is economically justifiable. Two-Way Services will require the development and mass production of appropriate equipment. There can be no assurance that such equipment will become commercially available at a cost acceptable to the Company. While a number of techniques, including digital compression and frequency reuse technologies, can expand the effective capacity of the Company's system, the Company's capacity to support high service volumes will ultimately be limited by its total available bandwidth and limitations of the technology it employs.

      Limited Operations; Early Stage Company. Although the Company has been in operation on a limited basis since 1992, its operations to date have been limited to serving only a portion of its licensed service area, the New York PMSA. Therefore, historical financial information is reflective of a company in the early growth stage of its development. Prospective investors should be aware of the difficulties encountered by enterprises in development, like the Company, especially in view of the highly competitive nature of the telecommunications industry and in view of the fact that the Company's broadband wireless telecommunications system previously has been deployed only in a limited area. (See "New Industry and Technology Risks and Limitations.")

      Ability to Manage Growth; Loss of Key Personnel. Successful implementation of the Company's business plan will require the management of growth, which will require the continued implementation and improvement of the Company's operating and financial systems and controls. There can be no assurance that the systems or controls currently in place or to be implemented will be adequate to manage such growth, or that any steps taken to improve such systems and controls will be sufficient. The Company's success also depends in part upon attracting and retaining the services of its management and technical personnel. The competition for qualified personnel is intense. The Company recently suffered the untimely loss of its President to a sudden illness, and has also recently witnessed the departure of a key marketing officer and a key financial officer. Although the duties of these individuals have been assumed by other corporate officers, the Company believes that it would be advisable to bolster its management ranks, although it recognizes that its present financial situation will make recruitment of additional qualified personnel more difficult. There can be no assurance that the Company will be able to retain its existing key managerial and technical employees, or that it will be able to attract, assimilate or retain other skilled managerial and technical personnel in the future. The Company does not maintain "key person" life insurance policies on any of its key personnel. (See "Employment Agreements.")

      Lack of Profitable Operations. The Company has recorded net losses and negative operating cash flow in each period of its operations since inception, and at December 31, 1997 had an accumulated deficit of approximately $47 million. Such losses and negative operating cash flow are attributable to the start-up costs incurred in connection with the commercial roll-out of the Company's system, and expenses incurred in connection with the LMDS rulemaking proceeding. The Company expects to continue experiencing operating losses for at least one year as a result of expansion within the New York PMSA. There can be no assurance that the Company will be able to increase the number of its super-high-speed Internet access and multichannel broadband cellular television subscribers to the levels necessary to attain profitability in future years, or that the Company will succeed in commercializing any other possible applications of the Company's system.

      Dependence Upon Sole-Source Suppliers. The Company currently purchases the transmitter and customer premises equipment comprising the Company's system either from sole-source third party suppliers for such equipment, or from CT&T, which purchases it from such third party sole-source suppliers. In either case, this reliance upon sole-source suppliers involves several risks, including increased risk of inability to obtain adequate supplies of transmitters, receive antennas, set-top converters and super-high-speed modems, and reduced control over the pricing and delivery of such components. If the Company was unable to obtain a sufficient supply of such components from current sources, it is likely that the Company would experience a delay in developing alternative sources. Inability to obtain adequate supplies of equipment could result in a delay in providing service to new subscribers, which would adversely affect the Company's operating results and could damage future marketing efforts. In addition, a significant increase in the price of the requisite equipment would adversely affect the Company's financial condition and operating results. Further, if any of the equipment fails or fails to be supported by its vendors, it could be necessary for the Company or CT&T to redesign substantial portions of such equipment. Any of these events could have a material adverse effect on the Company's financial condition and operating results.

      Government Regulation. The Company is subject to extensive regulation by the FCC. Changes in the regulatory structure, such as permitting telephone companies to enter the video marketplace in their service areas, which is an element of the Telecommunications Reform Act of 1996 (the "Telecommunications Reform Act"), could result in a potential significant source of competition that could have a material adverse effect on the Company's operations. (See "FCC Regulation" and "Industry Regulation.")

      Risk of Subscriber Acceptance and Service Cancellation. The success of the Company's business strategy will depend upon consumer acceptance of the Company's super-high-speed Internet access service and multichannel broadband cellular television system. Subscriber acceptance could be adversely affected by, among other things, customer loyalty to more established competitors, unfamiliarity with the Company's system, and the fact that the Company is currently offering fewer television channels than offered by many of its franchised cable competitors. In addition, there can be no assurance that technical problems will not impede or delay subscriber acceptance of the Company's service. (See "New Industry and Technology Risks and Limitations.")

      Competition from Suppliers of Telecommunications Services. The telecommunications industry and all of its segments are highly competitive. The Company competes with franchised cable systems and also faces or may face competition from several other sources, such as MMDS, Satellite Master Antenna Television ("SMATV") systems, DBS, video service from telephone companies and television receive-only satellite dishes. Moreover, the Telecommunications Reform Act eliminates restrictions that prohibit local telephone exchange companies from providing video programming in their local telephone service areas and substantially reduces current and future regulatory burdens on franchised cable systems, thus potentially resulting in significant additional competition from local telephone companies and franchised cable systems.

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

      The Company expects to see competition for its super-high-speed Internet access service from the existing Internet Service Provider (ISP) network. This includes large companies like America On-Line and ATT World Net, as well as smaller local ISPs like Walrus and IBS. These ISPs, however, do not currently have the capacity to provide the same downstream speed as the Company. Future competitors will include the cable operators with high-speed cable modems, the telephone companies with Digital Subscriber Line ("XDSL") technology, and other broadband wireless providers.

      Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully.

      Potential Conflicts of Interest; Dependence on Technology Licensed from CT&T. Shant S. Hovnanian, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, Bernard B. Bossard, Executive Vice President, Chief Technical Officer and a Director of the Company, and Vahak S. Hovnanian, a Director of the Company, (collectively, the "Founders") are 80% controlling owners of CT&T. Philips, one of the three original corporate investors (together with an affiliate of Bell Atlantic and an affiliate of J.P. Morgan, the "Corporate Investors") in the Company, owns the remaining 20% of CT&T. Mr. Bossard is permitted under the terms of his employment agreement with the Company to devote a portion of his business time to other entities, including CT&T, so long as he devotes such substantial portion of his working time and efforts to the Company's affairs as the Company's Board of Directors may reasonably require. Shant Hovnanian also may devote a portion of his business time to CT&T and other related entities. Although his employment agreement with the Company provides that he will devote substantially all of his working time and efforts to the Company's affairs, pursuant to the agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. CT&T and these individuals are parties to a number of agreements with the Company, including the CT&T License Agreement and a reserved channel rights agreement, which may from time to time present conflicts of interest with the Company. (See "Notes to Consolidated Financial Statements--Related Party Transactions," and "Employment Agreements.")

      In serving in their respective positions with the Company, the Founders may experience conflicts of interest involving the Company and CT&T. As owner of the name and mark "CellularVision," CT&T has the right to license the name and mark "CellularVision," as well as the associated know-how and trade secrets, to related or unrelated entities providing services similar to those provided by the Company outside the New York BTA, for which it may receive a fee. The Company may in the future be dependent upon CT&T's ability to enhance its current technology and to respond to emerging industry standards and other technological changes. (See "Notes to Consolidated Financial Statements--Related Party Transactions.")

      Bell Atlantic has the right to designate one member of the Board of Directors (the "Bell Atlantic Nominee"). To date, Bell Atlantic has not exercised this right. Bell Atlantic currently provides Internet access service in the New York metro area and is allowed, under the provisions of the Telecommunications Reform Act, to provide video services which could compete with video services offered by the Company.

      Risk of Patent Infringement; Intellectual Property Matters. Given the rapid development of technology in the telecommunications industry, there can be no assurance that certain aspects of the Company's system will not infringe on the proprietary rights of others. The Company believes that if such infringement were to exist based on the establishment of current or future proprietary rights of others, it could obtain requisite licenses or rights to use such technology. However, there can be no assurance that such licenses or rights could be obtained on terms which would not have a material adverse effect on the Company.

      Control by Principal Stockholders. The Founders in the aggregate own approximately 62.4% of the outstanding Common Stock. As a result, such stockholders will have the power to elect all of the members of the Company's Board of Directors, amend the Company's Certificate of Incorporation and By-Laws and, subject to certain limitations imposed by applicable law, effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, in each case without the approval of any of the Company's other stockholders. The Founders are parties to a Stockholders' Agreement, dated as of January 12, 1996 (the "Stockholders' Agreement"), which provides that the parties thereto, who collectively owned 69.2% of the shares of Common Stock outstanding upon the consummation of the Initial Public Offering, will vote to elect each of the Founders to the Company's Board of Directors, so long as such Founder owns 5% or more of the shares of Common Stock outstanding on a fully diluted basis. Bell Atlantic has the right to appoint the Bell Atlantic Nominee to the Company's Board of Directors, so long as Bell Atlantic shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis. The parties to the Stockholders' Agreement have also agreed not to vote to remove any Founder or the Bell Atlantic Nominee so elected except for "cause" as defined in Section 141 of the Delaware General Corporation Law ("Delaware Law"). (See "Directors and Executive Officers of the Registrant.")

      Potential Anti-Takeover Effect and Potential Adverse Impact on Market Price of Certain Charter and Delaware Law Provisions. The Company's Certificate of Incorporation and By-Laws, and the Delaware Law contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of these provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. The Company could issue a series of Preferred Stock that could, depending upon the terms of such series, impede a merger, tender offer or other transaction that some, or a majority, of the Company's stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then current market price of such stock. In addition, Section 203 of the Delaware Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated tender offer or other business combination.

Current Operations

      The Company's licensed service area is the New York PMSA, a region which includes approximately 8.6 million population in the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. During 1997, the Company expanded its coverage of the market to include all of Brooklyn, and portions of Manhattan and Queens. There are approximately 2.9 million people and 150,000 offices in the area serviced by the Company's 15 operational transmitters, although the availability of signal in particular localities varies depending upon a number of factors. Four additional transmitters are under construction.

      The Company's original headend has been fully operational since 1992 and is currently being used to transmit programming to 11 operational cells located in Brooklyn and Manhattan. During 1997, the Company constructed a new state-of-the-art LMDS Operations & Communications Center (LOCC). Video or data signals transmitted through the Company's system, such as television programming, are received by the system from satellite transponders, terrestrial microwave facilities and/or studios at the LOCC. Internet access is obtained through dedicated T-3 lines connecting the LOCC to the Internet "backbone." Signals from the LOCC are then transmitted via fiber optic cable to several "Hub Cell Sites." The LOCC now serves 4 of the Company's 15 operational transmitters. The Company expects to deliver services from the LOCC to all operational cell site transmitters by the Summer of 1998.

      The Company began delivering a 500 Kbps high-speed Internet service in the Summer of 1997. In late 1997, the Company introduced super-high-speed products, capable of downstream speeds of 48,000 Kbps. The new product line includes services for individual users as well as products to support the Local Area Networks (LANs) found in most business offices.

      The Company participates in a marketing alliance with Bloomberg Information Television (BIT). As part of the agreement, the Company delivers the BIT programming to hundreds of terminals and PC screens in offices throughout Manhattan. In return, Bloomberg provides marketing support through its sales force, cross promotion spots and two minutes per hour of advertising time on BIT made available to the Company.

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

      The following table sets forth the Company's current channel line-up:

Encore*                      The Disney Channel                 The International Channel
Plex*                        CNBC                               Russian American Broadcasting*
Starz*                       MSNBC                              The Prevue Guide
Showtime*                    Headline News                      ESPN
The Movie Channel*           CNN                                Madison Square Garden Network
Flix*                        Bloomberg Information Television   MSG 2
HBO*                         The Weather Channel                MSG 3
Cinemax*                     Nickelodeon                        ESPN 2
Playboy Television*          TV Food Network                    SportsChannel
Pay Per View Movies          MTV                                WCBS
Pay Per View Special         VH-1                               WNBC
Pay Per View Events          E! Entertainment                   WNYW
USA Network                  Comedy Central                     WABC
TNT                          The Discovery Channel              WWOR
Turner Classic Movies        Court TV                           WPIX
WTBS                         Sci-Fi Channel                     WNET
Lifetime                     Univision (WXTV)
Arts & Entertainment         BET

* Denotes premium programming.

Sales and Marketing

      Super-High-Speed Internet Services. The Company is presently offering its super-high-speed Internet access service to both businesses and residential subscribers in Brooklyn, Queens and Manhattan. The recent development of a network application for the service now provides businesses a unique opportunity for receiving a low cost, high-speed LAN solution for accessing the Internet. The product offered under the name "SPEED (SM)" is being initially introduced to Manhattan businesses through a controlled, targeted rollout, utilizing the efforts of a professional in-house team of Internet Account Executives. Additionally, subject to the availability of the requisite funding, the Company may augment the efforts of the sales team through the selected use of New Media advertisement and mass media branding campaigns. These highly visible campaigns may include the use of print, radio and television advertising. Campaign efficiencies will be maintained through the fostering of marketing relationships, similar to the one in place with Bloomberg Information Television, with other companies.

      Video Services. Due to the current de-emphasis of marketing video services, the following elements of the Company's video services sales strategy are indefinitely on hold. The Company's video sales strategy incorporates a variety of targeted tactics. Direct mail is used as a response vehicle as well as a softener for door-to-door sales. The Company utilizes telemarketing for both acquisition and retention purposes. In addition to sales-related calls, telemarketing representatives perform installation reminder calls, customer research and welcome calls. As the build-out of its system continues, the Company may augment current efforts with mass marketing programs, including radio advertising and print media, to bring about increased awareness of its quality and cost advantages. During this time, the Company may supplement its direct sales force by marketing subscriber-installed units through consumer electronics and telephone retail stores.

Customer Service

      The Company's prompt, courteous and effective customer service specialists are central to differentiating the Company from competitors and attracting and retaining subscribers. To offer superior customer service, the Company provides a ratio of customer service specialists to subscribers significantly higher than that currently offered by its subscription television competitors. The Company offers same-day repair services, and customers' calls are handled 24-hours a day.

      The Company's super-high-speed Internet customers receive additional care from the "Level 2 Tech Support Team." First, the front line CSR works with a subscriber to troubleshoot potential signal delivery issues, and, if necessary, passes the customer on to the tech support group whose members are especially selected and trained to diagnose computer related problems.

Year 2000

      The Company does not believe that the "Year 2000" presents significant issues for CVUS. In 1997, the Company began the process of identifying and resolving any potential Year 2000 issues. These efforts included, but were not limited to, identification and review of internal operating systems and customer services, and discussions with key suppliers to the business. While no material issues have been identified to date, the Company believes that, if such issues arise in the future, the majority of the effort and expense to remedy any potential Year 2000 issues will be the responsibility of key vendors, such as the providers of the Company's third party billing system or conditional access systems.

Competition

      The telecommunications industry and all of its segments are highly competitive. The Company competes with franchised cable systems and also faces or may face competition from several other sources, such as MMDS, SMATV, DBS, video service from telephone companies and television receive-only satellite dishes. Moreover, the Telecommunications Reform Act eliminates restrictions that prohibit local exchange companies ("LECs") from providing video programming in their local telephone service areas and substantially reduces current and future regulatory burdens on franchised cable systems, thus potentially resulting in significant additional competition from local telephone companies and franchised cable systems.

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

      The Company expects to see competition for its super-high-speed Internet service from the existing ISP network. This includes large companies like America On-Line and ATT World Net, as well as smaller local ISPs like Walrus and IBS. These ISPs, however, do not currently have the capacity to provide the same downstream speed as the Company. Future competitors will include the cable operators with high-speed cable modems, the telephone companies with XDSL technology, and other broadband wireless providers.

      Many actual and potential competitors are significantly larger and have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully with existing competitors or new entrants in the market for high-speed Internet access, subscription television or any of the two-way services that the Company may offer in the future. Following are the Company's beliefs regarding the sources of competition it currently encounters or believes that it may encounter in the future for the provision of its current service offerings.

      Franchised Cable. The Company believes that its primary competition in providing video programming to subscribers is from franchised cable operators. In the New York PMSA, these operators include Time Warner Inc. ("Time Warner") and Cablevision Systems Corporation ("Cablevision"), both of which are significantly larger and have substantially greater financial resources than the Company. The technology used by such operators is a cable system which transmits signals from a headend, delivering local and satellite-delivered programming via a distribution network consisting of amplifiers, cable and other components to subscribers. Regular system maintenance is required due to flooding, temperature changes and other events that may lead to equipment problems. To reduce these problems, some traditional cable companies have begun installing hybrid fiber-coaxial ("HFC") cable networks. Although HFC plants may substantially remedy the transmission and reception problems currently experienced by coaxial cable distribution plants, HFC systems will still be subject to outages resulting from severed lines and failure of electronic equipment, and are very expensive to install and maintain.

      The HFC rebuild is required to deliver high-speed data services via a cable modem. At this time, both Time Warner and Cablevision have only introduced cable modem products in systems that have been upgraded recently to at least 750 MHz capacity using fiber and coax. These systems limit the "node" size to not more than 2000 homes to segregate the "return path," a key limitation in cable systems. Time Warner recently announced a complete system upgrade for its Manhattan and Queens properties. They have estimated a completion date of 2004.

      Franchised cable systems cost significantly more to build and to maintain than the Company's system. Although the Company believes its headend equipment costs are comparable to those of franchised cable systems, the installation of cable and amplifiers required by franchised cable operators is considerably more costly than the installation of transmitters and repeaters required by the Company's system. At present, the franchised cable systems in the Company's service area offer 25 to 30 more channels than the Company's system, although the Company believes that many of these channels carry less frequently viewed programming. Moreover, the cellular architecture used by the Company will permit it to vary its channel line-up on a cell-by-cell basis, enabling it to offer the channels most in demand in individual segments of the larger media market.

      The Telecommunications Reform Act contains a provision that would reduce the regulatory burden on the Company's franchised cable competitors. See "Industry Regulation-Telecommunications Reform Act."

      Multichannel Multipoint Distribution Service. MMDS "wireless cable" systems such as CAI Wireless Systems, Inc. use microwave AM signals in the 2.5 to 2.7 GHz frequency band to transmit programming directly from a headend located on top of a local vantage point to receive antennas currently up to three feet in diameter and generally located on subscribers' rooftops. The Company believes that smaller MMDS antennas may be under development. The microwave signal is then converted to frequencies that can pass through conventional coaxial cable to a set-top converter. Because of MMDS systems' use of AM modulation techniques and a relatively broadbeam receive antenna, the Company believes those systems are subject to a high degree of multipath interference which can severely degrade the picture and audio quality or cause undesirable error levels in digital transmissions. The Company's system, which employs FM modulation and narrow beam receive antennas, can reject multipath degradation of the signal. Because of this advantage, the Company believes that its service will be relatively immune to the picture "ghosting" and other degradations that result from multipath phenomena. The Company believes that this latter characteristic, unless mitigated by future technical developments, will limit MMDS suitability for service in large urban areas. MMDS also operates with substantially less spectrum than the Company's 1,150 MHz allocation, limiting its video channel capacity. MMDS systems must aggregate spectrum from three separate blocks of spectrum in the 2.5 to 2.7 GHz frequency range, almost 70% of which spectrum is not available exclusively for wireless cable operations and must be leased from and shared with educational licensees, in order to provide a maximum 32 to 33 channels of video programming under current technology. Therefore, as a result of MMDS limited spectrum and other technical constraints, the Company believes that LMDS has a distinct advantage over MMDS in providing viable competition in today's video programming marketplace.

      The incumbent New York City MMDS operator briefly attempted to sell a "wireless cable modem" in the market. This effort was delayed by several factors, including channel capacity, line of site limitations (particularly in Manhattan), and reflections off the tall structures. CVUS, however, believes it has established better coverage of the market through strategic placement of transmitters and repeaters, as well as using the 28 GHz reflections, or bounces, to reliably serve super-high-speed Internet customers.

      Satellite Master Antenna Television ("SMATV") Service. SMATV service operators such as Liberty Cable, typically receive signals from satellites with small satellite dishes located on a rooftop and then retransmit the signals by wire to units within a building or complex of buildings. Additionally, the FCC permits point-to-point delivery of video programming by SMATV operators with microwave licenses in the 18 GHz frequency band, which allows operators to realize economic efficiencies by linking multiple buildings from a common headend without crossing public rights-of-way and avoiding the need for costly headend facilities at each building served. SMATV operators delivering programming in these manners are not required to obtain a franchise from local authorities.

      Direct Broadcast Satellite ("DBS"). DBS service, which has recently been introduced in the United States, consists of the transmission of a high-powered signal from a satellite directly to the home user, who is able to receive the signal on a relatively small (18 inch diameter) dish mounted on a rooftop or in the yard. DBS service does not deliver local television broadcast stations (except for certain instances in some rural areas) and requires the purchase of receiving equipment at a significant cost to the subscriber. The leading DBS provider currently requires its subscribers to invest in receiving equipment which the Company believes currently retails for approximately $200, and pay up to an additional $200 for installation. DBS system operators must also incur costs related to satellite launches and satellite maintenance and repair. DBS antennas in the United States must be aimed directly at a satellite stationed low above the southern horizon, and are therefore not generally practical in urban environments such as New York City where multiple dwellings may block this line-of-sight.

      One DBS operator has a "high-speed" data product available today. The download speed is limited to 400 Kbps, or less than one one-hundredth the speed of the Company's modem, and has the same line of site issues faced by the DBS video providers.

      Telephone Company Provision of Video Programming. The regulatory framework that traditionally prohibited LECs from providing video programming directly to subscribers in their telephone service areas is evolving rapidly to permit LECs to play a broader role in the competitive video marketplace. In this regard, the Telecommunications Reform Act repealed the telco-cable cross-ownership restriction, and allows LECs several options for providing video services to their telephone customers under various regulatory frameworks. Among other things, under the Telecommunications Reform Act, LECs can provide video programming to customers in their telephone service areas either as common carriers, cable systems or "open video systems," an entirely new regulatory framework. In March 1996, the FCC eliminated rules implementing the telco-cable cross-ownership restriction, and commenced a rulemaking to implement the open video systems framework in a way that will promote congressional goals of flexible market entry, enhanced competition, diversity of programming choices and increased consumer choice. In June 1996, the Commission adopted streamlined certification and regulations under which LECs (and non-LECs) can operate as open video systems providers under various conditions. On October 11, 1996, the FCC certified the first open video system. Since that time, additional certifications have been granted, including at least three within various portions of the Company's New York PMSA.

      The poor condition of the telephone infrastructure in New York has limited the growth of ISDN and T-1 access to the Internet. In addition, long lead times for installation and high prices are typical for the high-end data users. This is especially true in the outer boroughs where fiber upgrades have been very slow to occur. There remains a possibility that over time the plant will be upgraded and the promise of new technologies like XDSL will come true, but today the market appears to look to the broadband provider as the most likely to deliver high-speed data in the immediate future.

      While LEC delivery of video programming likely will require extensive deployment of fiber optic transmission facilities and/or highly sophisticated electronics at a substantial capital investment, LECs could provide a significant source of competition in the future.

      Television Receive-Only Satellite Dishes. Satellite dishes are used by individuals and commercial establishments for direct reception of video programming that is also shown on franchised cable and wireless cable television systems. Satellite dishes are generally more competitive in rural markets than in urban areas, principally because rural subscribers do not have access to franchised cable. Satellite dish service currently requires each subscriber to purchase and install a seven-to-ten foot diameter satellite dish, at a cost in excess of $3,000, although some operators have reduced those charges to as low as $750 for limited offerings. Additionally, cable programming (e.g., ESPN, CNN, HBO) is delivered "scrambled," requiring owners of satellite receivers to purchase descrambling units and pay annual authorization fees directly to programming suppliers. In addition, satellite systems generally do not deliver local broadcast television stations (except for certain instances in some rural areas).

FCC Regulation

      The Company's FCC Commercial License. In 1991, the FCC granted the Company a fixed station commercial license pursuant to a waiver of the FCC's rules in the Point-to-Point Microwave Radio Service, which authorized the Company to use the 27.5-28.5 GHz frequency band to operate a multicell video delivery system throughout the New York PMSA. The approximately 1,100 square mile New York PMSA includes the five boroughs of New York City, and Putnam, Rockland and Westchester counties. In its 1991 decision granting the Company's license, the FCC authorized the location of the Company's first transmitter in Brighton Beach, Brooklyn. In that decision, the FCC authorized a 24-channel video system, which was modified by the FCC in March 1992 to permit the operation of a 49-channel system. In addition, on December 7, 1995, the FCC granted the Company's 34 transmitter applications, conditional upon and subject to conformance with the final actions taken by the FCC in the LMDS Rulemaking proceeding. The initial commercial license was granted for a five-year term rather than the general fixed service license term of ten years in order to encourage the prompt deployment of the Company's system and expired in February 1996. A timely application for renewal of this fixed commercial station license was filed on December 29, 1995.

      On September 23, 1997, the FCC renewed the Company's New York commercial license authorizing the Company to operate in the 27.50-28.35, 28.35-28.50, 29.10-29.25 and 31.075-31.225 GHz bands for a total of 1,300 MHz. The Company's renewed license conforms in all respects to the LMDS service rules adopted in the FCC's LMDS Rulemaking Proceeding. The License was renewed for a ten-year term which expires on February 1, 2006 (the ten-year period commenced on February 1, 1996, the expiration date of the Company's initial license term). The FCC's renewal of this license confirmed that the Company would not be required to bid on, nor pay for, the New York PMSA license in the FCC LMDS auction. Moreover, with this license renewal, the Company is now authorized to immediately offer the full panoply of LMDS services the technology is permitted to offer, including video, voice and data services, and may construct transmitters throughout the New York PMSA without seeking prior FCC approval.

      FCC Regulations Pertaining to the Company's Use of the 28.35-28.50 and 29.10-29.25 GHz Bands. In the LMDS First Report and Order, the FCC grandfathered the Company's continued operations in the 28.35-28.50 GHz band until the later of July 22, 1998, or until the first Geostationary Orbit/Fixed Satellite Service ("GSO/FSS") satellite licensed to operate in the spectrum band is launched. Additionally, under the provisions of the LMDS First Report and Order and the LMDS Second Report and Order, the Company is immediately authorized to use 150 MHz at the 29.1-29.25 GHz band for hub-to-subscriber operations (see Infra, The FCC's LMDS Rulemaking Proceedings for an explanation when LMDS two-way service in this band may be allowed).

      Accordingly, at the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus reverting to the 1,150 MHz spectrum allocation, in the 27.5-28.35, 29.1-29.25 and 31.075-31.225 GHz bands. This spectrum allocation is consistent with, and equivalent to, the LMDS spectrum provided to all prospective LMDS "A Block" licensees (see Infra, The FCC's LMDS Rulemaking Proceedings which details the FCC's LMDS band plan). As a result, following the issuance of LMDS licenses pursuant to the FCC's recently concluded nationwide LMDS auctions and until the grandfather period expires, the Company will be the only commercial provider of LMDS with 1,300 MHz of spectrum.

      The Company's Experimental License. The Company also holds an experimental license which was granted by the FCC in 1988 and has been renewed for full two-year terms on a bi-yearly basis. Other entities hold experimental licenses for LMDS use throughout the United States. In August 1993, the FCC approved the modification of this license to authorize two-way video, voice and data transmissions with variable modulation and bandwidth characteristics. The FCC granted the Company's most recent renewal application, effective September 1, 1997, for a new two-year license term. In addition, on December 11, 1997, the Company filed a modification application with the FCC seeking an additional 150 MHz in the 31.075-31.225 GHz band in order to conform the license to the Company's New York PMSA commercial license. This application was granted by the FCC and a modified experimental license was issued effective January 1, 1998, which now expires on January 1, 2000.

      The FCC's LMDS Rulemaking Proceedings. In response to a Petition for Rulemaking and Petition for Pioneer's Preference filed by the Company in 1991, the FCC adopted the LMDS First Notice of Proposed Rulemaking (LMDS First NPRM) in December 1992, which proposed to redesignate the 27.5-29.5 GHz band for point-to-multipoint use, and to license LMDS as a new service on a nationwide basis with the issuance of two 1 GHz licenses per service area.

      On July 17, 1996, by unanimous vote, the FCC adopted the LMDS First Report and Order and Fourth NPRM, which formally established a band plan and sharing rules as previously proposed by the FCC in the LMDS Third NPRM. This plan allocated to LMDS the 28 GHz frequency band nationwide, 850 MHz spectrum from 27.5-28.35 GHz on a primary basis for two-way LMDS transmissions, with an additional non-contiguous 150 MHz from 29.1-29.25 GHz to be shared on a co-primary basis with Mobile Satellite Service (MSS) systems. While the sharing rules adopted for the 150 MHz limit LMDS to hub-to-subscriber transmissions due to concerns about potential interference between LMDS and MSS, in the LMDS First Report and Order the FCC stated that it will revisit that limitation if the LMDS industry can demonstrate definitively that LMDS return links do not interfere with MSS systems.

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

      On March 13, 1997, the FCC adopted the LMDS Second Report and Order in this proceeding, which established service, auction and eligibility rules for LMDS. The FCC in the LMDS Second Report and Order allocated an additional 300 MHz in the 31 GHz band for LMDS and established two LMDS licenses per Basic Trading Area ("BTA"): one license for 1,150 MHz ("A Block"), the other for 150 MHz ("B Block"), amounting to 1,300 MHz allocated to LMDS.

      Specifically, the A Block license consists of: 850 MHz in the 27.5-28.35 GHz band on a primary protected basis; 150 MHz in the 29.1-29.25 GHz band, at the present time for LMDS hub-to-subscriber transmissions only, on a co-primary basis with MSS systems; and 150 MHz in the 31.075-31.225 GHz band on a protected basis. The B Block license consists of two 75

MHz bands located at each end of the 300 MHz block in the 31.0-31.075 GHz and 31.225-31.3 GHz bands. B Block LMDS licensees will operate on a co-primary basis with incumbent licensees already operating in the 31.0-31.075 GHz and 31.225-31.3 GHz bands. Finally, there are no regulatory restrictions preventing the A and B Block licensees from being combined to create a 1,300 MHz LMDS system.

      In order to encourage competition in the video and telephony markets, the FCC decided to substantially restrict LECs and cable companies ("MSOs") from acquiring the A Block LMDS license. Under the rules adopted in the LMDS Second Report and Order, LECs and cable companies will be ineligible to acquire a 20% or greater ownership interest in an A Block license in their service region for a period of three years. An incumbent LEC or cable company is considered `in-region' and, therefore, ineligible to acquire an A Block license, if 10% of the BTA's population is within its authorized service area. This eligibility restriction may be extended beyond the three-year period by the FCC based on a determination that incumbent LECs or cable companies continue to have substantial market power. Also, the eligibility restriction will be reexamined by the FCC at the time of its biannual review, the first of which will take place in the year 2000, to determine whether competition in the local telephone and video distribution industries has increased sufficiently to make these restrictions unnecessary. Finally, upon a showing of good cause by a petitioning LEC or cable company, the FCC may waive the eligibility restriction on a case-by-case basis. Cable companies and LECs will be able to hold the B Block license in their service area, as there is no such eligibility restriction on this LMDS license.

      Numerous LECs challenged the FCC's eligibility restrictions by filing Petitions for Reconsideration with the FCC and seeking review in the D.C. Circuit Court of Appeals. On February 3, 1998, the FCC adopted the LMDS Third Order on Reconsideration which affirmed the rules adopted in the LMDS Second Report and Order, including the LEC/MSO eligibility restriction. Further, the D.C. Circuit Court of Appeals upheld the FCC's LEC/MSO eligibility restriction on February 6, 1998.

      Congressional Elimination of the Pioneer's Preference Program. As noted above, in the FCC's December 1992 LMDS First NPRM, the FCC tentatively granted the Company's request for a Pioneer's Preference. This Pioneer's Preference would have awarded the Company a license for the outer portion of the New York BTA not included in the New York PMSA. Based on the 1993 Omnibus Budget Reconciliation Act's revisions to the Pioneer's Preference program, had the company been awarded a Pioneer's Preference, the Company would have received a 15% credit on the auction equivalent price of that outer portion of the New York BTA. In the LMDS Second Report and Order, the FCC deferred action on the Company's tentative Pioneer's Preference Award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted.

      However, on August 5, 1997, the Balanced Budget Act of 1997 ("Budget Act") was signed into law. Section 3002 of the Budget Act eliminated the FCC's authority to award licenses through the Pioneer's Preference Program. Accordingly, the Company's pending Pioneer's Preference application, along with the Pioneer's Preference applications of numerous other companies, was dismissed by the Commission on September 4, 1997. It is important to note that elimination of the FCC's Pioneer's Preference Program, and the Company's Pioneer's Preference application thereunder, does not affect the Company's existing commercial license for the New York PMSA.

      LMDS Fifth Notice of Proposed Rulemaking. On March 13, 1997, along with the LMDS Second Report and Order, the FCC also initiated the LMDS Fifth NPRM to address the issues of disaggregation and partitioning which will enable an LMDS licensee to assign a portion of its bandwidth or geographic service area to another entity. The FCC tentatively concluded to allow disaggregation and partitioning without imposing substantial regulatory requirements and issued the Fifth NPRM to solicit public comment regarding the most effective way to implement partitioning and disaggregation for LMDS licensees. On May 6, 1997, the public comment cycle closed for the Fifth NPRM, and the FCC's final decision on this matter remains pending.

      LMDS Auction. On July 30, 1997, the FCC announced its intent to commence the nationwide licensing of LMDS through a spectrum auction starting December 10, 1997. On November 10, 1997, the FCC released a Public Notice announcing its decision to postpone the LMDS auction from December 10, 1997 until February 18, 1998. The Commission granted this postponement to ensure the maximum participation by small businesses, many of which had requested additional time to secure financing in light of the elimination of installment payments. On February 18, 1998, the LMDS auction commenced. On March 25, 1998, the LMDS auction was concluded after 128 rounds of bidding. The FCC auctioned 864 of the 986 licenses up for bid, for a total net revenue of $578,663,029.

      Because the Company holds the spectrum for the A Block license in the New York PMSA, this license was excluded from the nationwide LMDS auction. Accordingly, the A Block license for the New York BTA in the FCC LMDS Auction consisted only of that portion of the New York BTA not included in the New York PMSA (i.e., suburban counties in New Jersey, Eastern Pennsylvania, Southwestern Connecticut and on Long Island).

Industry Regulation

      General. Subsequent to the grant of the Company's commercial license in 1991, the FCC in 1992 commenced the LMDS rulemaking proceeding to develop rules for the licensing of LMDS nationwide. With the release of the LMDS Second Report and Order on March 13, 1997, establishing LMDS service, auction and eligibility rules, and the LMDS Third Order on Reconsideration, which affirmed these rules, the FCC's LMDS rulemaking is largely complete, except for the LMDS Fifth NPRM which will determine the rules governing LMDS license partitioning and disaggregation. The nationwide LMDS auctions commenced on February 18, 1998 and concluded on March 25, 1998. LMDS licensees will be permitted to provide a diverse range of services, including video, voice and data services.

      From a regulatory standpoint, the Company's subscription television service currently offered in the New York PMSA is not treated as a "cable system," as that term is defined by 47 U.S.C. ss. 522(7) and interpreted by the FCC's rules and relevant decisions including the LMDS Second Report and Order. The FCC formally recognized in the LMDS Second Report and Order, that as a wireless service provider, an LMDS licensee providing video-programming services is not subject to franchising or regulation as a cable system. As a result, the Company is not required to comply with the FCC's onerous rules applicable to franchised cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide its video services.

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

      1984 Cable Act. Under the Cable Communications Policy Act of 1984, as amended by the Telecommunications Reform Act (the "1984 Cable Act"), "cable systems" may not be operated without a franchise from applicable local government authorities. Federal law exempts from the definition of a "cable system" those systems that (i) use wire or cable within the premises of a single building only; (ii) interconnect one or more buildings only through radio facilities; or (iii) interconnect buildings, by cable or wire, provided that the system does not use public rights-of-way. Such systems, therefore, are not required to obtain franchises from applicable local government authorities and are subject to fewer regulations than traditional franchised cable operators. As the FCC has recognized in the LMDS Second Report and Order, an LMDS video distribution system, such as that operated by the Company in the New York PMSA, would not be considered a "cable system" since signals are transmitted to subscribers by radio spectrum. Moreover, all transmission and reception equipment associated with the Company's LMDS video distribution operations can be located on private property, eliminating the need for utility poles and dedicated easements.

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

      Telecommunications Reform Act. On February 8, 1996, the Telecommunications Reform Act of 1996 (the "Telecommunications Reform Act") was signed into law. This landmark communications reform legislation significantly relaxes various restrictions applicable to franchised cable operators and local and long distance telephone providers. Among other things, the Telecommunications Reform Act (i) allows Regional Bell Operating Companies ("RBOCs") to offer in-region video services and long distance telephone service, subject to certain requirements; (ii) preempts state laws, where applicable, allowing cable and long distance telephone companies to offer local telephone service; and (iii) amends the 1992 Cable Act to substantially deregulate cable rates.

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

      On August 24, 1995, the FCC, acting on a complaint filed by the Company, ordered SportsChannel Associates, a unit of Cablevision Systems Corporation ("SportsChannel"), to offer its sports programming to the Company on non-discriminatory terms based on the FCC's finding that SportsChannel had unreasonably refused to sell such programming. SportsChannel challenged the FCC's decision by filing a Petition for Reconsideration and a Petition for Stay pending FCC action on reconsideration, which the Company opposed. The FCC denied the petition for Stay. Additionally, on March 12, 1996, the FCC affirmed its decision in favor of the Company. In October 1995, the Company executed a contract with SportsChannel, and now offers SportsChannel programming to its subscribers.

      On December 18, 1997, the FCC, adopted a Memorandum Opinion and Order and Notice of Proposed Rulemaking which proposed rules to strengthen enforcement of its program access rules. Specifically, the FCC is seeking comment on several issues including: (i) whether to adopt time limits for processing program access complaints whereby the FCC would have to act on complaints within 90 days of filing where no discovery is conducted, and 150 days where discovery is conducted; (ii) whether to allow complainants the right to conduct discovery as a matter of right in all program access complaints instead of allowing discovery on a case-by-case basis; (iii) whether the Commission should impose forfeitures for program access violations; and (iv) whether the program access rules should apply to a programmer that has moved satellite-delivered programming to terrestrial delivery in order to evade the program access rules.

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

      Restrictions on Over-the-Air Reception Devices. The Telecommunications Reform Act directed the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through devices designed for over-the-air reception of television broadcast signals, multichannel multipoint distribution service, or direct broadcast satellite services. In a Report and Order released on August 6, 1996, the FCC established a rule that prohibits restrictions impairing the installation, maintenance or use of an antenna designed to receive numerous video programming services, specifically including LMDS. However, the Commission limited the interim applicability of this rule to antennas located on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. In a Further Notice of Proposed Rulemaking that is ongoing, the FCC is requesting further comment on situations involving:
(i) property not under the exclusive use and control of a person who has a direct or indirect ownership interest; and, (ii) residential or commercial property subject to a lease agreement.

Equipment and Facilities

      The principal physical assets incorporated in the Company's system consist of headend equipment (including satellite signal reception equipment, demodulators, multiplexers and encoders), 28GHz transmitters, fiber optic transmitters and receivers, repeaters and subscriber equipment, as well as office space. The Company's LMDS Operations and Communications Center collects and feeds video and data information from external sources such as satellites, local television broadcast programming and Internet Service Providers into the Company's distribution system. Lasers then transmit the signals, via fiber optic cable, to Hub Cell Sites. At these cell sites, the signals are upconverted to the 28GHz band and then transmitted directly to the subscriber's home or office where they are received by an antenna connected to a set-top converter or a modem installed in the subscriber's computer. The Company deploys repeaters to service those shadowed areas not served directly from the cell sites.

      The unique feature of the Company's customer premises equipment is its highly-directional, flat plate, window, roof or wall-mounted antenna (approximately six and five-eighths inches square) which, based on its unique characteristics and design, reduces the risk of theft of service. This antenna, which is connected to and powered by a set-top converter, or super-high-speed modem, makes reception of the Company's high-quality signal possible. The Company's antenna permits indoor installations, in many cases, thereby avoiding the costs involved in outdoor installations. All of the Company's set-top converters are fully addressable, making pay-per-view services available to all of its subscribers, and enabling the Company to control access to all of its channels, further reducing the risk of theft of services. Subscribers are also supplied with a hand-held, wireless remote control unit. The Company currently obtains its customer premises equipment either from sole-source third party suppliers or through CT&T, which also obtains it from such sole-source, third party suppliers.

ITEM 2. PROPERTIES

      The Company leases 20,400 square feet of space at the Brooklyn Army Terminal (BAT) for its Administrative, Sales, Marketing and Customer Care departments. This space also houses the Company's new state-of-the-art headend facility. The new headend, and fiber optic connections to CVNY transmitters, went on line in January 1998. This upgrade has significantly improved the system's signal quality and reliability. The Company also leases 8,500 square feet at the BAT for warehouse and technical training space. These two leases expire in 2004.

      When the Company expanded into the Queens area in September 1996, an additional satellite office for installation, service and sales was leased. The lease for 10,000 square feet expires in August 2004. The Company also leases one New York City apartment for system demonstration and general corporate purposes.

      The Company leases approximately 3,250 square feet of indoor and outdoor space on which it has constructed its original headend facility. These leases expire in 1998 and 1999. Due to the completion of the Company's new state-of-the-art headend in January, 1998, and the planned transfer of all operations to it by the Summer of 1998, neither the original headend equipment nor the foregoing leased space will be required thereafter.

      The Company leases approximately 100 square feet of space on each of 19 rooftops for its transmitters. These leases, several of which contain seven-year renewal options, expire from 1999 to 2003. The Company is currently in final negotiations for rooftop space on 4 additional sites in New York City. In addition, the Company has letters of intent from landlords to lease space at 24 more sites throughout the New York PMSA. The Company believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites.

ITEM 3. LEGAL PROCEEDINGS

      In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multichannel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff and tortuously interfered with said agreement. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service to the army base. The suit seeks $1 million in damages. On September 27, 1996, the Company served and filed a motion with the court seeking to end the action by the granting of summary judgment. By memorandum and order dated September 19, 1997, the court granted the motion to the extent that the case has been dismissed against CellularVision USA, Inc. only. However, the court has permitted the action to continue against CellularVision of N.Y., L.P. The Company cannot make a determination at this time as to the possible outcome of the action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. On March 31, 1997, the Court issued an opinion holding that the company has a right under, and in accordance with, New York law to install the customer premises equipment and based on same, held that all allegations related to a purported class be dismissed. As a result, the only part of the case that remains is a claim for an alleged trespass and damage to one building because customer premises equipment was allegedly installed without prior notice to the landlord. This opinion was codified by the court in its orders dated May 29, 1997 and July 1, 1997 wherein plaintiff was granted an injunction preventing the Company from performing cable installations at the one building on the condition plaintiff post an undertaking in the amount of $5,000 on or before July 11, 1997. The second order provided that the injunction would be dissolved and vacated upon plaintiff's failure to post the undertaking. Plaintiff has refused and failed to post the undertaking, resulting in the vacatur and dissolution of the injunction. Plaintiff has informed the court that it did not wish to proceed with the action without class certification which resulted in the action being dismissed by court decision and order dated August 7, 1997. However, plaintiff has served a Notice of Appeal from the May 29, 1997 court order. If the appeal is successful, it may result in the certification of the class and re-institution of the lawsuit. It is unclear whether plaintiff will proceed with the appeal. The Company believes, upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company.

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

                           High Sale         Low Sale          Closing Sale
                           ---------         --------          ------------
1996
----
First Quarter*               $15.750           $10.125             $11.000
Second Quarter                16.750             8.875              15.750
Third Quarter                 16.750             9.250              10.000
Fourth Quarter                 9.500             4.375               7.000


                           High Sale         Low Sale          Closing Sale
                           ---------         --------          ------------
1997
----
First Quarter                $11.875            $6.750              $9.000
Second Quarter                10.250             6.875               8.000
Third Quarter                  9.000             6.625               7.875
Fourth Quarter                 9.750             5.563               6.000


----------
* Commencing February 8, 1996, the first day of public trading of the Common Stock, through March 31, 1996.

      On December 31, 1997, the last sale price of the Common Stock as reported on the NNM was $6.00 per share. As of December 31, 1997, there were 81 registered shareholders of the Common Stock. During the year ended December 31, 1997, the Company did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      The Company has never declared or paid any cash dividends and does not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used to finance the build-out of the Company's broadband wireless telecommunmications system in the New York PMSA.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Report.

                                       Year Ended December 31,
                      ----------------------------------------------------------
                           1993        1994        1995      1996         1997
                           ----        ----        ----      ----         ----
                                (in thousands, except per share data)
Statement of
    Operations
Data:
Revenue ............   $     55    $     51    $  1,196    $  2,190    $  4,943
                       --------    --------    --------    --------    --------

Service Costs ......         24          39         603       1,175       2,314
Selling General and
    administrative .       1799       2,884       5,637      10,574      13,859
Management fees ....        250       1,546       2,699          --          --
Depreciation and
    amortization ...         73         188       1,376       2,258       3,881
                       --------    --------    --------    --------    --------
Total operating
    expenses .......      2,146       4,657      10,315      14,007      20,054
                       --------    --------    --------    --------    --------
Operating Loss .....     (2,091)     (4,606)     (9,119)    (11,817)    (15,111)
Net interest income
    (expense).......        100      (1,393)     (2,184)        186        (152)
                       --------    --------    --------    --------    --------
Net loss ...........   $ (1,991)   $ (5,999)   $(11,303)   $(11,631)    (15,263)
                       ========    ========    ========    ========    ========

Per Share
Basic loss per common
    share (1).......                          $   (0.91)    $ (0.75)    $ (0.95)

Weighted average
    common shares
    outstanding (1)                          12,395,142  15,576,478  16,000,000

Diluted loss per
 common share (1)...                             $(0.91)     $(0.75)     $(0.95)

Weighted average
 common shares
 outstanding (1)....                         12,395,142  15,576,478  16,000,000

                                               December 31,
                           1993        1994        1995      1996         1997
                           ----        ----        ----      ----         ----
Balance Sheet Data:
Cash and short-term
    investments.....   $18,705     $12,544      $3,536     $19,600        $408
Working capital
    (deficiency)....    17,766      10,470      (1,647)     16,765      (7,029)
Net property and
    equipment.......       407       3,469       6,322      14,158      20,608
Total assets........    20,096      16,922      12,995      35,924      23,154
Total debt..........    15,000      16,756      18,871       6,260       7,495
Total liabilities...    16,115      18,861      26,314       8,972      11,464
Total equity
    (deficit).......     3,981      (1,939)    (13,319)     26,952      11,690

1) Historical loss per common share and weighted average common shares outstanding for the years ended December 31, 1993 and 1994 are not presented as they are not considered indicative of the on-going entity.

Summary of Quarterly Financial Data

                                                      Quarters Ended

Year Ended 1997               March 31        June 30        Sept 30         Dec 31       Year End
Revenues                       851,630      1,105,833      1,396,403      1,589,344      4,943,210
Operating income (loss)     (3,607,286)    (3,848,435)    (3,754,521)    (3,900,834)   (15,111,076)
Net income (loss)           (3,541,895)    (3,863,620)    (3,815,006)    (4,042,141)   (15,262,662)
Per share - Basic                (0.22)         (0.24)         (0.24)         (0.25)         (0.95)
          - Diluted              (0.22)         (0.24)         (0.24)         (0.25)         (0.95)

Year Ended 1996               March 31        June 30        Sept 30         Dec 31       Year End
Revenues                       493,682        384,423        550,424        761,237      2,189,766
Operating income (loss)     (2,455,149)    (3,051,777)    (2,403,810)    (3,906,894)   (11,817,630)
Net income (loss)           (2,775,509)    (2,857,490)    (2,198,815)    (3,799,387)   (11,631,201)
Per share - Basic                (0.20)         (0.18)         (0.14)         (0.23)         (0.75)
          - Diluted              (0.20)         (0.18)         (0.14)         (0.23)         (0.75)

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

General

      The Company's licensed service area is the New York Primary Metropolitan Statistical Area ("PMSA"), a region which includes approximately 8.6 million population in the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. During 1997, the Company expanded its coverage of the market to include all of Brooklyn, and portions of Manhattan and Queens. There are approximately 2.9 million people and 150,000 offices in the areas serviced by the Company's 15 operational transmitters, although the availability of signal in particular localities varies depending upon a number of factors.

      The infrastructure cost of the Company's system is significantly different from that of a hard-wire cable company. The cost associated with infrastructure, or the ability to "pass homes," is a relatively small portion of the Company's total capital expenditure requirements. The predominant share of capital expenditures required to build out the Company's system is related to customer premises equipment, consisting of receive antennas, set-top converters and computer modems, which are installed in the subscriber's home or office. Other direct costs relating to subscriber installation include sales commissions and installation costs. The Company capitalizes costs associated with subscriber installation, including material and labor. These costs are then depreciated over the shorter of the estimated average period that the subscribers are expected to remain connected to the Company's system or five years. Installation revenue, when charged to a subscriber, is recorded in current period revenue to the extent of direct sales commissions and deferred thereafter.

Operations

      The focus of 1997 operations was the continued construction of the CellularVision network infrastructure throughout the New York PMSA, the development of new super-high-speed Internet access services and continued subscriber growth. The Company deployed five additional transmitters in 1997, bringing the current total to 15, serving all of Brooklyn, and parts of Manhattan and Queens. Four additional transmitters are under construction.

      The Company's original headend has been fully operational since 1992 and is currently being used to transmit programming to 11 operational cells located in Brooklyn and Manhattan. During 1997 the Company constructed a new state-of-the-art LMDS Operations & Communications Center (LOCC). Video or data signals transmitted through the Company's system, such as television programming, are received by the system from satellite transponders, terrestrial microwave facilities and/or studios at the LOCC. Internet access is obtained through dedicated T-3 lines connecting the LOCC to the Internet "backbone". Signals from the LOCC are then transmitted via fiber optic cable to several "Hub Cell Sites." The LOCC now serves 4 of the Company's 15 operational transmitters. The Company expects to deliver services from the LOCC to all operational cell site transmitters by the Summer of 1998.

      The Company is presently offering its super-high-speed Internet access service to both businesses and residential subscribers in Brooklyn, Queens and Manhattan. The recent development of a network application for the service now provides businesses a unique opportunity for receiving a low cost, super-high-speed LAN solution for accessing the Internet. The product offered under the name "SPEED"(SM) is being initially introduced to Manhattan businesses through a controlled, targeted rollout, utilizing the efforts of a professional in-house team of Internet Account Executives. Additionally, subject to the availability of the requisite funding, the Company may augment the efforts of the sales team through the selected use of New Media advertisement and mass media branding campaigns. These highly visible campaigns may include the use of print, radio and television. Campaign efficiencies will be maintained through the fostering of marketing relationships already in place with a company such as Bloomberg Information Television.

      During 1996 and 1997, sales and marketing efforts have included door-to-door, direct mail and telemarketing campaigns. Since the launch of this three-pronged approach in the second quarter of 1996, the Company's subscribers and revenues have grown each month through the end of 1997. However, due to capital conservation measures, which were implemented commencing in the third quarter of 1997, and which have continued in place through the first quarter of 1998, the rate of subscriber base growth slowed somewhat during the second half of 1997. In addition, following the decision to de-emphasize subscription television service, and the related reduction in force on December 31, 1997, the subscriber base has declined during the first quarter of 1998. Subscribers totaled approximately 15,000 as of March 31, 1998, approximately a 20% increase versus the 12,500 reported at this time in 1997 and a 19% reduction versus the 18,500 reported as of November 12, 1997. The Company expects that the overall subscriber base will continue to decline in the immediate future, until the growth in the super-high-speed Internet subscriber base is sufficient to offset the expected losses in subscription television customers, or until the full-scale marketing of subscription television service is resumed upon the receipt of requisite funding.

            Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996. Revenue increased $2,753,000 from $2,190,000 for twelve months ended December 31, 1996 to $4,943,000 for the twelve months ended December 31, 1997. The increase in revenue is due primarily to an increase in subscribers.

      Operating expenses increased $6,047,000 from $14,007,000 for the twelve months ended December 31, 1996 to $20,054,000 for the twelve months ended December 31, 1997. This increase is primarily attributable to costs associated with the Company's continued commercial roll-out, including service costs, selling, general and administrative expenses, and depreciation and amortization.

      Service Costs increased $1,139,000 from $1,175,000 for the twelve months ended December 31, 1996 to $2,314,000 for the twelve months ended December 31, 1997. Service costs are fees paid to providers of television programming and royalties paid to CT&T under a license agreement between CT&T and CVNY (the "CT&T License Agreement"). These costs increase as the subscriber count and associated revenues increase.

      Selling, general and administrative expense increased $3,285,000 from $10,574,000 for the twelve months ended December 31, 1996 to $13,859,000 for the twelve months ended December 31, 1997. The increase in selling, general and administrative expenses is primarily attributable to headcount-related costs (as the Company's employee base rose from 104 at December 31, 1996 to 130 at December 31, 1997. At year-end 1997, the Company elected to focus its immediate efforts on bringing its high-speed Internet access service to market. Due to the increased focus on such service, the Company de-emphasized its marketing efforts related to selling subscription television service in the immediate future. In conjunction with this action, on December 31, 1997, the Company reduced its workforce by 43 people, most of whom worked in subscription television sales, marketing and operations. In addition, during 1997, there were increases in promotion and other sales-related expenses due to the increase in subscribers and in rent expenses due to the addition of new facilities and cell sites.

      Depreciation and Amortization increased $1,623,000 from $2,258,000 for the twelve months ended December 31, 1996 to $3,881,000 for the twelve months ended December 31, 1997. The increase in depreciation and amortization costs is due primarily to the purchase of customer premises equipment and leasehold improvements at the Company's new state-of-the-art headend facility, customer care center, and office complex.

      Interest expense decreased $304,000 from $1,105,000 for the twelve months ended December 31, 1996 to $801,000 for twelve months ended December 31, 1997. The decrease is due primarily to the repayment of the 1997 principal installment of the Note to J.P. Morgan in June 1997. Interest income decreased $642,000 from $1,292,000 for the twelve months ended December 31, 1996 to $650,000 for the twelve months ended December 31, 1997. This decrease is primarily due to a decrease in cash position as the Company continued to expend funds to build out its network and increase its subscriber base.

      Net loss for the twelve months ended December 31, 1996 was $11,631,000 compared to a net loss of $15,263,000 for the twelve months ended December 31, 1997. This increase is due to increased service costs, selling general and administrative expenses, and depreciation and amortization expense, partially offset by increased revenues.

      Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995. Revenue increased $994,000 from $1,196,000 for the twelve months ended December 31, 1995 to $2,190,000 for the twelve months ended December 31, 1996. The increase in revenue is due to an increase in subscribers, and a full year of premium and pay-per-view services, which were introduced in April and June 1995, respectively.

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

      Selling, general and administrative expense increased $4,937,000 from $5,637,000 for the twelve months ended December 31, 1995 to $10,574,000 for the twelve months ended December 31, 1996. The increase in selling, general and administrative expenses is primarily attributable to headcount-related costs (as the Company's employee base rose from 55 at December 31, 1995 to 104 at December 31, 1996), increased payments in equipment rentals and increased legal fees associated primarily with the FCC rulemaking, offset in part by a decrease in contractor sales, as part of the sales force was brought in-house.

      Management fees decreased $2,699,000 from $2,699,000 for the twelve months ended December 31, 1995 to $0 for the twelve months ended December 31, 1996. The decrease in management fees is attributable to the termination of a management agreement with Bell Atlantic Corporation (the "Management Agreement") as of December 31, 1995.

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

      The net loss for the twelve months ended December 31, 1995 was $11,303,000 compared to a net loss of $11,631,000 for the twelve months ended December 31, 1996. This increase was due to increased service costs, selling, general and administrative expenses, and depreciation and amortization expense, offset by increased revenue and interest income and decreased management fees and interest expense.

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

      Operating expenses increased $5,658,000 from $4,657,000 for the twelve months ended December 31, 1994 to $10,315,000 for the twelve months ended December 31, 1995. This increase was primarily attributable to costs associated with the commercial roll-out, including service costs, selling, general and administrative expenses, management fees and depreciation and amortization.

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

      Interest expense increased $669,000 from $1,919,000 for the twelve months ended December 31, 1994 to $2,588,000 for the twelve months ended December 31, 1995. This increase was due to increases in the prime interest rate along with additional interest associated with the compounding of previously accrued interest and principal on the Morgan Notes. In connection with the consummation of the Initial Public Offering, $10 million of the $15 million principal amount of the Morgan Notes was converted into Common Stock of the Company. Interest accrued, in an amount proportionate to the amount of principal converted, from the date of issue of such notes through the conversion date was irrevocably waived and classified to additional paid-in capital. Interest income declined $123,000 from $527,000 for the twelve months ended December 31, 1994, to $404,000 for the twelve months ended December 31, 1995.

      The net loss for the twelve months ended December 31, 1994 was $5,999,000 compared to a net loss of $11,303,000 for the twelve months ended December 31, 1995. The increase in net loss was due primarily to increased operating expenses and interest expense.

Liquidity and Capital Resources

      For the year ended December 31, 1997, the Company expended $10,081,000 on operating activities. During the same period, capital expenditures were $10,261,000, consisting primarily of the construction of the new headend and LOCC, transmitter deployment and the purchase of customer premises equipment.

      In the fourth quarter of 1997 and the first quarter of 1998, the Company experienced a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions, including a potential syndication of a $40 million senior secured debt facility by Fleet), which remains on hold and will be revisited during 1998. In April of 1998, the Company entered into several financing arrangements which, while providing the Company with commitments to obtain sufficient funds to continue its operations throughout the 1998 calendar year, provide for, or potentially provide for, the issuance of equity securities at a discount from market prices at the time of funding. Utilization of these sources of financing could, therefore, result in substantial dilution to existing stockholders and, while the Company intends to seek alternative sources of financing on more attractive terms, there can be no assurance that such alternatives will be available prior to the date that the Company's operations will require additional utilization of its existing, potentially-dilutive financing commitments.

      The Company's operations continue to result in negative cash flows, and repayment of existing indebtedness will require additional sources of liquidity in the future. Therefore, the Company anticipates that its future financing requirements will continue to be substantial. The Company intends to address those requirements through a combination of strategic and financial investments, but there can be no assurance that the Company will be successful in implementing the necessary financing arrangements on favorable terms. The lack of availability of additional capital could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

      On December 1, 1997, CVNY, a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. In exchange, Logimetrics agreed to continue servicing CVNY's equipment so long as CVNY continues to meet its obligations under the Logimetrics Agreement. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). On April 1, 1998, the Company and Newstart restructured the terms of such note as discussed below.

      On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to the holders (the "Holders") of the Company's Subordinated Exchange Notes (the "Original Notes") held by an affiliate of J.P. Morgan, in exchange for $1 million in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holders waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holders received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $0.01 per share.

      On April 1, 1998, the Company entered into separate financing agreements with Proprietary Convertible Investment Group, Inc. ("Proprietary"), which is an affiliate of CS First Boston, and Marion Interglobal Ltd. ("Marion"). Also on such date, the Company entered into an agreement with Newstart to restructure the Secured Promissory Note of CVNY held by Newstart.

      Pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Proprietary (the "Proprietary Purchase Agreement"), on April 6, 1998 the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Proprietary for $3.5 million. Subject to certain conditions, including the registration under the Securities Act of the underlying shares of Common Stock, the Proprietary Purchase Agreement provides for the issuance, at the Company's option, of an additional 3,500 shares of Convertible Preferred Stock at a purchase price of $1,000 per share at any time on or after June 15, 1998 and prior to December 31, 1998. The Proprietary Purchase Agreement also provides for the issuance, at Proprietary's option, of an additional 3,000 shares of Convertible Preferred Stock at a purchase price of $1,000 per share during the three year period following April 6, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at any time at the option of the holder thereof at an initial conversion price of $5.25 for the ninety day period following April 6, 1998. Following such ninety-day period, or in the event that certain conditions are not satisfied during such ninety-day period, the conversion price shall be the lesser of (i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. In addition, the Company has the right to redeem all the Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of (i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus (ii) accrued and unpaid dividends thereon. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default. In addition, the Proprietary Purchase Agreement contains certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6 million for a period of one year following the final issuance of Convertible Preferred Stock under the agreement.

      Pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marion (the "Marion Purchase Agreement"), on April 6, 1998, the Company issued to Marion (i) a Warrant to purchase up to $2 million worth of shares of Common Stock (the "Warrant Shares") and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and the Warrant is exercisable (the "Exercisability Date") from and after the earlier to occur of (i) the date on which there is an effective registration statement under the Securities Act of 1933, as amended, relating to the resale of the Warrant Shares and (ii) June 28, 1998. The Company has the right to cause Marion to exercise the Warrant following the Exercisability Date. The exercise price per share of Common Stock is the lesser of (i) 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock and (ii) $3.20 per share, provided that such price will in no event be less than $1.60 per share. The Company has the right to cancel the Warrant at any time prior to the Exercisability Date. In the event that the Company elects to cancel the aforementioned warrant, the Company does not currently have capital available to make the scheduled June 30, 1998 payments to the Holders of the Original Notes and the New Notes without raising additional capital for this purpose. (See "Notes to Consolidated Financial Statements--Long Term Notes.")

      Pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 from the proceeds of the initial sale of Preferred Stock pursuant to the Proprietary Purchase Agreement,
(ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note") and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of the Company's Common Stock at an exercise price of $5.00 per share of Common Stock. The New Note provides that CVNY will pay an additional $500,000 on or before the earlier to occur of (i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2.5 million and
(ii) ninety days following April 1, 1998. In addition, CVNY has the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of the holder, the New Note may be converted in whole or in part at any time and from time to time at a conversion price per share equal to 91% of the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice, provided, however, that the holder may not convert more than $500,000 in principal amount of the New Note in any calendar month. In the event that Newstart has not exercised their option to convert the New Note by April 1, 1999, the Company is obligated to pay the remaining balance, including accrued interest. The New Note is subject to acceleration upon the occurrence of certain events of default.

      To effectuate the restructuring contemplated by the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the holders of the Company's Subordinated Exchange Notes (the "Subordinated Exchange Notes Agreement") pursuant to which such holders consented to such restructuring. In consideration for such consent, the Company granted such holders warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock.

      The Company has agreed to register the resale of the shares of Common Stock issued, or to be issued, pursuant to the Proprietary Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. The foregoing agreements are included as Exhibits to this Form 10-K, and are incorporated by reference herein. The total number of shares of CVUS Common Stock with registration rights under all the foregoing agreements and under all warrants previously outstanding is estimated to be approximately four million shares. Under certain circumstances the Company has agreed to pay liquidated damages in the event that certain of such shares are not registered within certain prescribed time periods.

      As a result of the foregoing financing agreements, the Company believes that its committed sources of capital, coupled with internally generated funds, will be adequate to satisfy minimum anticipated capital needs and operating expenses for the remainder of 1998. However, additional funding would be necessary for an accelerated expansion of the super-high-speed Internet access service, restoration of the subscription television sales and marketing efforts to achieve the Company's targeted 1998 subscriber levels, or to provide telephony and other two-way services. Therefore, the Company expects to seek additional financing during 1998. However, there can be no assurance that this capital either will be available to the Company, or, if available, will be provided on terms acceptable to the Company.
(See "Risk Factors.")

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

      The Company is able to control the timing of deployment of capital resources based on the variable cost nature of the business and the incremental fixed cost per transmitter site constructed. The Company desires to pursue a business strategy based on the resumption of rapid subscriber growth. However, should capital conservation measures again be required, the Company may slow the rate of subscriber growth or delay additional transmitter deployment, as was done during the fourth quarter of 1997 and the first quarter of 1998, thereby enabling the Company to operate for an extended period of time.

      Transmitter Deployment. The Company has leased space on 19 rooftops for its transmitters, and believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional transmitter sites. The Company is in negotiations for rooftop space on four additional sites in New York City for transmitter deployment. The Company is actively pursuing sites for its repeaters. The Company has letters of intent from landlords to lease space at an additional 24 sites throughout the New York PMSA.

      The average rental cost for existing transmitter sites is approximately $1,000 per month. The average cost of a cell site, including a fully redundant transmitter, leasehold improvements, an uninterruptable power supply and an inter-cell relay is currently approximately $500,000. The final engineering of a cell typically will require deployment of repeaters to provide signal to shadowed areas. The number of repeaters required within a cell may vary significantly based upon the topography of the cell and the location of the transmitter. The Company anticipates the cost of cell engineering, on average, to be $150,000 per cell.

      CT&T License Agreement. CT&T has licensed its proprietary LMDS technology to CVNY pursuant to the CT&T License Agreement to permit the Company to construct and operate its multichannel broadband cellular telecommunications system and sell communications services on an exclusive basis in the New York PMSA and the New York BTA, to the extent the Company holds or obtains a commercial license for this territory. CT&T has also agreed to license its technology to the Company in other BTAs in which the Company obtains LMDS licenses. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the CT&T License Agreement, the Company pays CT&T a royalty currently equal to 7.5% of gross revenues on a quarterly basis. The Company has also granted CT&T an exclusive, royalty-free license to use any improvements the Company makes in the licensed technology. CT&T has the right to sublicense its rights under the agreement with Philips Electronics N.V. and its affiliates and the unrestricted right to sublicense its rights outside the Company's service area to other parties. CT&T has also granted CVNY a non-exclusive, royalty-free sublicense within the Company's licensed territory for certain patents and know-how owned or controlled by Philips. The royalty rate payable to CT&T may be reduced by operation of the above-mentioned "most favored nation" clause, and is also subject to reduction in the event of expiration, revocation or invalidation of certain CT&T patent rights. The term of the CT&T License Agreement extends through the year 2028, subject to earlier termination upon certain events. The license fees paid by the Company, pursuant to the CT&T License Agreement were $324,000, $149,000 and $79,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

      Under the license agreement, CT&T may charge the Company a fee of up to 2.5% of the value of equipment purchased through CT&T, and the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, CVNY is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of such equipment purchased from CT&T for the years ended December 31, 1997 and 1996 was $1,467,000 and $6,198,000 respectively.

      During 1996, CT&T entered into certain purchase commitments on behalf of CVNY for the manufacture of antennas, receivers, modems and transmitters. The Company's obligations under these commitments totaled approximately $11.6 million, net of deposits of $3.4 million, at December 31, 1996. At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of super-high-speed modems and set-top boxes aggregating approximately $3,208,000 (net of deposits) to be delivered to the Company during 1998 and 1999.

      Other Transactions with CT&T. As of December 31, 1997 and 1996, the Company had amounts due from CT&T of approximately $181,000 and $760,000 respectively, which amounts represent the Company's allocation of costs to CT&T, net of royalties. The Company and CT&T have agreed, as of the consummation of the Incorporation Transactions, to apply royalties over and above $80,000 in each calendar year otherwise due to CT&T to the outstanding amounts due from CT&T, which will bear interest from and after such date at the rate of 6% per annum. Effective upon the consummation of the Incorporation Transactions in February 1996, the Company assumed all ongoing legal expenses of FCC counsel in recognition of the potential scope of the Company's operations outside the New York PMSA. Prior to the Initial Public Offering, because of the common interest of the Company and CT&T in the outcome of the FCC's LMDS rulemaking proceeding, the Company and CT&T had shared equally the fees and disbursements of joint FCC counsel. Prior to the consummation of the Incorporation Transactions, the Company paid certain general and administrative expenses which were shared equally with, and subsequently billed to, CT&T.

      Income Taxes. The Company's predecessors were established as partnerships and as a corporation organized under Subchapter S (a "Subchapter S Corporation") of the Internal Revenue Code of 1986, as amended (the "Code"). The partners or Subchapter S Corporation stockholders, as applicable, are required to report their share of the Company's losses in their respective income tax returns.

      The Company has been organized as a Subchapter C Corporation of the Code, and, accordingly, is subject to federal and state income taxes. On December 31, 1997, the Company recorded a deferred tax asset of approximately $6.7 million, primarily related to current year operating losses and differences between the book and tax basis of the Company's investment in CVNY. Additionally, under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company recorded an offsetting valuation allowance of $6.7 million against the aforementioned tax asset since the Company has no ability to carryback these losses and has a limited earnings history. The Company believes this asset may be realized upon existence of sufficient taxable income or other persuasive evidence as defined by SFAS No. 109.

             New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described in Footnote 2 on Page 43 of this Form 10-K are not subject to material market risk. The Company's financial instruments at December 31, 1997 and 1996 consist of overnight reverse repurchase agreements and long-term debt. The carrying value of each of these financial instruments approximates its market value, since the overnight reverse repurchase agreements mature daily and the interest rate on the long-term debt is a floating rate based on the prime rate, which periodically adjusts.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and related Notes thereto and the financial information required to be filed herewith are included on pages 36 to 59 and S-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held in May 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedules

(1)   Consolidated Financial Statements                                Page(s)
                                                                       -------

      Report of Independent Accountants................................ 36
      Consolidated Balance Sheets as of December 31, 1997 and
      December 31, 1996................................................ 37
      Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995................................. 38
      Consolidated Statements of Changes in Partners' Capital
      and Stockholders' Equity  for the years ended December 31,
      1997, 1996 and 1995.............................................. 39
      Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995................................. 40-41
      Notes to Consolidated Financial Statements....................... 42-59

(2)   Financial Statement Schedule

      Schedule II -- Valuation and Qualifying Accounts................. S-1

(b) Reports on Form 8-K

(1) The Company filed a Form 8-K dated July 7, 1997, announcing the appointment of Patrick J. Greaney as president, chief operating officer and a director of the Company.

(2) The Company filed a Form 8-K dated December 1, 1997 providing specific information regarding the following:

      (i) The issuance of a Secured Promissory Note in the amount of $2,621,695 on December 1, 1997 to Logimetrics Inc., an equipment supplier, in connection with an equipment purchase through an affiliate, CT&T;

      (ii) The status of a syndication effort by Fleet National Bank with respect to a potential $40 million senior secured debt facility;

      (iii) The issuance on January 21, 1998 of new Subordinated Exchange Notes in the aggregate principal amount of $1,191,147, to the holders of the Company's original Subordinated Exchange Notes, and selected financial data summarizing the Company's financial position at that time;

      (iv) The Company's intensified focus on its super-high-speed Internet access service as of December 31, 1997, and the related force reductions on that date associated with the de-emphasis of sales and marketing efforts related to subscription television service; and

      (v) The selection of Gary MacGregor, CVNY Vice President of Sales and Marketing, to lead the Company's high-speed Internet access marketing efforts, following the resignation of Bruce Judson, former Chief Marketing Officer, who has left the Company.

(c) Exhibits

      (i)   Bruce Judson Employment Agreement

      (ii)  Patrick J. Greaney Employment Agreement

      (iii) Logimetrics Agreement and Logimetics Note dated December 1, 1997

      (iv)  Subordinated Exchange Note dated January 21, 1998

      (v) Press Release dated January 22, 1998 announcing issuance of Subordinated Exchange Notes

      (vi)  Proprietary Purchase Agreement dated April 1, 1998

      (vii) Marion Purchase Agreement dated April 1, 1998

      (viii) Newstart Agreement dated April 1, 1998

      (ix)  Subordinated Exchange Notes Agreement dated April 1, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of CellularVision USA, Inc.:

      We have audited the accompanying consolidated financial statements and the financial statement schedule of CellularVision USA, Inc. (the "Company") listed in Item 14(a) of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellularVision USA, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                 Coopers & Lybrand, L.L.P.
New York, New York
April 15, 1998

                            CELLULARVISION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                       ----------------------------
                        ASSETS                              1997            1996
                                                       ------------    ------------
Current assets:
     Cash and cash equivalents .....................   $    407,741    $ 19,600,070
     Accounts receivable, net of allowance for
       doubtful accounts of $290,984 and $124,370 ..      1,233,501         530,333
     Prepaid expenses and other ....................        112,058         255,800
     Due from affiliates ...........................        181,012         759,527

Total current assets ...............................      1,934,312      21,145,730
Property and equipment, net of accumulated
    depreciation of $5,277,052 and $2,753,841 ......     20,607,744      14,157,666
Intangible assets, net of accumulated
    amortization of $147,261 and $77,383 ...........        203,388         187,160
Debt placement fees ................................         65,590         181,069
Notes receivable from related parties ..............        171,245          91,275
Other noncurrent assets ............................        171,811         160,982
                                                       ------------    ------------
                  Total assets .....................   $ 23,154,090    $ 35,923,882
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................   $  1,873,317    $    893,861
     Accrued liabilities ...........................      2,093,148       1,562,982
     Current portion of notes payable ..............      4,993,997       1,669,244
     Other current liabilities .....................          2,761         255,008
                                                       ------------    ------------
                  Total current liabilities ........      8,963,223       4,381,095

Notes payable ......................................      2,501,163       4,590,421
                                                       ------------    ------------
                  Total liabilities ................     11,464,386       8,971,516

Commitments and contingencies (Note 7)                           --              --
Stockholders' equity:
     Common Stock, ($.01 par value; 40,000,000
     shares authorized; 16,000,000 shares issued and
     outstanding as of December 31, 1997 and 1996) .        160,000         160,000
     Preferred Stock, ($.01 par value;
     20,000,000 shares authorized; none
     issued and outstanding) .......................             --              --

     Additional paid-in capital ....................     58,267,533      58,267,533
     Accumulated deficit ...........................    (46,737,829)    (31,475,167)
                                                       ------------    ------------
     Stockholders' equity ..........................     11,689,704      26,952,366
                                                       ------------    ------------
                  Total liabilities and
                      stockholders' equity .........   $ 23,154,090    $ 35,923,882
                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            CELLULARVISION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                   --------------------------------------------
                                        1997            1996            1995
                                   ------------    ------------    ------------
Revenue .......................... $  4,943,210    $  2,189,766    $  1,195,593
                                   ------------    ------------    ------------
Expenses:
     Service Costs ...............    2,314,435       1,174,619         602,995

     Selling, general and
       administrative ............   13,858,848      10,574,362       5,637,066

     Management fees .............           --              --       2,698,564

     Depreciation and amortization    3,881,004       2,258,415       1,376,140
                                   ------------    ------------    ------------
     Total operating expenses ....   20,054,287      14,007,396      10,314,765
                                   ------------    ------------    ------------
     Operating loss ..............  (15,111,076)    (11,817,630)     (9,119,172)
                                   ------------    ------------    ------------
Interest income ..................      649,843       1,291,516         403,914

Interest expense .................     (801,428)     (1,105,087)     (2,587,916)
                                   ------------    ------------    ------------
     Loss before provision for
     Income Taxes ................  (15,262,662)    (11,631,201)    (11,303,174)
                                   ------------    ------------    ------------
Provision for Income Taxes ......            --              --              --

       Net Loss .................. $(15,262,662)   $(11,631,201)   $(11,303,174)
                                   ============    ============    ============

Per Share
Basic loss per common share ...... $      (0.95)   $      (0.75)   $      (0.91)
                                   ============    ============    ============
Weighted average common shares
outstanding ......................   16,000,000      15,576,478      12,395,142
                                   ============    ============    ============

Diluted loss per common share .... $      (0.95)   $      (0.75)   $      (0.91)
                                   ============    ============    ============

Weighted average common shares
 outstanding .....................   16,000,000      15,576,478      12,395,142
                                   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            CELLULARVISION USA, INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1995, 1996 and 1997

                                                                                                                    Total
                                                                                                                 Partners'
                                                                                         Net                   Capital and
                                                                                  Unrealized                        Stock-
                                                                                     Gain on                      holders'
                                          Partners'      Common       Additional  Marketable        Deficit         Equity
                                            Capital       Stock  Paid-in Capital  Securities    Accumulated       (Deficit)
                                        -----------   ---------  ---------------  ----------    -----------    -----------
 Balance, January 1, 1995...........      6,579,038         100                     22,574      (8,540,792)     (1,939,080)
      Distributions.................        (53,733)                                                               (53,733)
      Change in net
         unrealized gain on
         marketable securities......                                               (22,574)                        (22,574)
      Restatement of equity
         to reflect issuance of
         Common Stock
         (12,385,142 shares)........       (123,851)    123,851                                                        -0-
      Net Loss......................                                                           (11,303,174)   (11,303,174)
                                        ------------  ---------                   --------    ------------    ------------
  Balance, December 31, 1995........      6,401,454     123,951                        -0-     (19,843,966)   (13,318,561)

      Conversion of Stock existing
         prior to IPO...............                       (100)                                                      (100)
      Common Stock issued at IPO
         (3,614,858 shares).........                     36,149                                                     36,149
      Conversion of Partners' Capital
         to Additional Paid-in
         Capital at IPO.............     (6,401,454)                6,401,454                                          -0-
      Additional paid-in capital....                               51,866,079                                   51,866,079
      Net Loss......................                                                           (11,631,201)    (11,631,201)
                                        ------------  ---------   -----------     --------    ------------    ------------
 Balance, December 31, 1996.........    $       -0-   $ 160,000   $58,267,533     $    -0-    $(31,475,167)   $ 26,952,366
                                        ============  =========   ===========     ========    ============    ============
      Net Loss......................             --         --            --           --      (15,262,662)    (15,262,662)
                                                                                               -----------    ------------
 Balance, December 31, 1997.........    $       -0-   $ 160,000   $58,267,533     $    -0-    $(46,737,829)   $ 11,689,704
                                        ============  =========   ===========     ========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            CELLULARVISION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                          --------------------------------------------
                                                               1997            1996           1995
                                                          ------------    ------------    ------------
Cash flows from operating activities:
   Net loss ...........................................   $(15,262,662)   $(11,631,201)   $(11,303,174)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization ................      3,881,004       2,258,415       1,376,140
         Amortization of placement fees ...............        115,479          98,783         189,507
         Provision for doubtful accounts ..............        550,290         351,839         202,108
         Stock option compensation expense ............             --         150,000              --
   Changes in assets and liabilities:
         Accounts receivable ..........................     (1,253,458)       (472,031)       (604,413)
         Prepaid expenses and other ...................        143,742         (26,997)       (204,232)
         Notes receivable from related parties ........        (79,970)        (91,275)             --
         Accounts payable and accrued liabilities .....      1,315,140       2,077,817         622,277
         Other current liabilities ....................       (252,247)        230,209          (8,382)
         Due from affiliates ..........................        578,515      (2,054,339)      3,203,046
         Accrued interest .............................        194,482           4,955       2,115,527
         Other noncurrent assets ......................        (10,829)         (2,388)        (57,340)
                                                          ------------    ------------    ------------
               Net cash used in operating activities ..    (10,080,514)     (9,106,213)     (4,468,936)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
      Intangibles .....................................        (86,106)       (127,802)           (903)
      Property and equipment additions ................    (10,261,204)    (10,191,494)     (6,809,719)
      Proceeds from sale of property
         and equipment ................................             --         135,000       2,608,261
      Purchase of available-for-sale securities .......             --              --      (6,907,826)
      Maturities of available-for-sale securities .....             --              --      12,007,597
                                                          ------------    ------------    ------------
               Net cash provided by (used in) investing
                  activities ..........................    (10,347,310)    (10,184,296)        897,410
                                                          ------------    ------------    ------------
Cash flows from financing activities:
      Distribution ....................................             --         (13,889)        (53,733)
      Proceeds from sale of stock .....................             --      41,850,000              --
      Proceeds from notes payable .....................      2,996,695              --              --
      Repayment of note payable .......................     (1,761,200)     (3,521,257)             --
      Deferred offering costs .........................             --      (2,960,629)        (99,862)
      Placement costs .................................             --              --        (159,696)
                                                          ------------    ------------    ------------
               Net cash provided by (used in) financing
                  activities ..........................      1,235,495      35,354,225        (313,291)
                                                          ------------    ------------    ------------
               Net increase (decrease) in cash and
                  cash equivalents ....................    (19,192,329)     16,063,716      (3,884,817)
Cash and cash equivalents, beginning of period ........     19,600,070       3,536,354       7,421,171
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period ..............   $    407,741    $ 19,600,070    $  3,536,354
                                                          ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            CELLULARVISION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                --------------------------------
                                                1997            1996        1995
                                                ----            ----        ----

Supplemental Cash Flow
Disclosures:

  Cash paid for interest
  during period                              $ 611,900      $ 1,100,133       --
                                             =========      ===========

  Cash paid for income taxes
  during period                                     --              --        --

Noncash transactions:

  Common Stock issued for
  convertible
  debt                                              --      $12,731,450       --
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

      The Company owns and operates a broadband wireless telecommunications system (the "System") within the 28 Gigahertz ("GHz") spectrum using Local Multipoint Distribution Service ("LMDS") technology licensed from CellularVision Technologies & Telecommunications, L.P. ("CT&T"), an affiliate of the Company. The Federal Communications Commission's (the "FCC") final rules for LMDS authorize the Company and future providers of LMDS to offer a variety of two-way broadband services, such as wireless local loop telephony, high-speed data transmission (including Internet access), video teleconferencing (including distance learning and telemedicine) and interactive television. The initial service territory licensed to the Company on a commercial basis is the New York Primary Metropolitan Statistical Area ("PMSA"), encompassing New York City and three suburban counties.

Predecessor Companies and Basis of Presentation

      The consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 include the accounts of CVCC and CVNY. All significant intercompany accounts and transactions have been eliminated in consolidation. HCM and Suite 12 Group are collectively referred to herein as the "Predecessor." Certain prior year amounts have been reclassified to conform to the current year's presentation.

      Suite 12 Group was formed as a general partnership in 1986, and its principal operations from 1986 until 1992 consisted of the development of the LMDS technology licensed from CT&T for use by the Company in its System. The accounts of Suite 12 Group included in the consolidated financial statements consist primarily of legal and related costs associated with the FCC licensing procedures and costs associated with the headend and transmitter facilities which were subsequently contributed to the Company. The FCC commercial license for use of the 28 GHz spectrum was obtained in 1991 by HCM. The build-out of the headend and transmitter facilities began in January 1992, with service to the first subscribers beginning in July 1992. In July 1993, the Predecessor, along with Bell Atlantic Ventures XXIII, Inc. ("Bell Atlantic"), an indirect wholly-owned subsidiary of Bell Atlantic Corporation, formed CVNY to market and sell telecommunications services. Upon the inception of CVNY, Suite 12 Group contributed an experimental license and certain equipment to CVNY in exchange for a limited partnership interest, contributed its headend and certain other equipment to HCM and contributed its LMDS technology to CT&T, which in turn licensed the LMDS technology to CVNY. As such, these consolidated financial statements present the Company as if it began operations on January 1, 1992, and exclude all costs of Suite 12 Group related to the development of the LMDS technology.

                            CELLULARVISION USA, INC.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following:

                                             December 31,
                                      -------------------------
                                         1997           1996
                                      --------      -----------

     Cash in bank..................   $307,536      $   312,218

     Overnight reverse repurchase
     agreements....................    100,205       19,287,852
                                      --------      -----------

           Total...................   $407,741      $19,600,070
                                      ========      ===========

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

      At December 31, 1997 and 1996, the Company had the majority of its cash deposits with two banking institutions. The Company reviews the credit ratings of its banking institutions on a regular basis.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade accounts receivable. The majority of the Company's current revenues are derived from the sale of subscription television service, primarily to relatively low income residential subscribers. The demographics of the subscriber base may tend to create credit and collection issues. Nonetheless, the Company believes that its current reserves for doubtful accounts are adequate to cover any potential failures to collect from such customers.

Revenue Recognition

      Revenue is primarily derived from subscriber fees, billed one month in advance, and recorded as revenue in the period in which the service is provided. Deferred revenue associated with advance billings is recorded as a current liability.

      Installation revenue is recognized as revenue to the extent of direct selling costs incurred. The remainder is deferred and amortized to income over the estimated average period that the subscribers are expected to remain connected to the Company's System.

Property and Equipment

      Property and equipment, consisting of headend equipment, customer premises equipment, transmitters, furniture and fixtures, and leasehold improvements, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Fiber optic lines are depreciated over an estimated service life of 40 years. Transmitters are not depreciated until such assets are constructed or placed in service. Depreciation on customer premises equipment commences the month following receipt of the equipment. When assets are fully depreciated, it is the Company's policy to remove the costs and related accumulated depreciation from its books and records. Advance payments for customer premises equipment and transmitters approximating $627,000 and $3,358,000 at December 31, 1997 and 1996,
respectively, are recorded as property and equipment.

                            CELLULARVISION USA, INC.

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

Income Taxes

      As a result of the consummation of the Incorporation Transactions (as defined in Note 10), HCM's status as an S Corporation terminated, and the Company and HCM became subject to federal and state income taxes. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As required by SFAS No. 109, the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of assets and liabilities existing at the time of the consummation of the Incorporation Transactions. As of December 31, 1997, the Company recorded a deferred tax asset of $6.7 million primarily related to operating losses and the difference between the book and tax basis of the Company's investment in CVNY. An offsetting valuation allowance of $6.7 million was established as the Company has no ability to carryback its losses and has limited earnings history.

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

                            CELLULARVISION USA, INC.

Fair Value of Financial Instruments

      Fair value is a subjective and imprecise measurement that is based on assumptions and market data which require significant judgment and may only be valid at a particular point in time.

      The Company's financial instruments at December 31, 1997 and 1996 consist of overnight reverse repurchase agreements and long-term debt. The carrying value of each of these financial instruments approximates its market value, since the overnight reverse repurchase agreements mature daily and the interest rate on the long-term debt is a floating rate based on the prime rate, which periodically adjusts.

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

Earnings Per Share

      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All earnings per share amounts for all periods have been presented to conform to SFAS 128's requirements. Options and warrants issued in 1996 and 1997 and outstanding at December 31, 1997 as shown in Note 8 to the financial statements have been excluded from the diluted loss per share in 1996 and 1997 because to include such securities would be antidilutive. No options were issued in 1995.

                            CELLULARVISION USA, INC.

3. Property and Equipment

      Property and equipment consisted of the following:

                                                             December 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------
      Transmission and headend equipment .........    12,181,152   $ 4,240,899
      Customer premises equipment ................     7,373,321     6,891,570
      Leasehold improvements .....................     2,579,690       643,586
      Office equipment ...........................       892,057       768,487
      Equipment deposits .........................       627,108     3,357,864
      Capitalized installation costs .............     1,856,468     1,009,101
      Fiber Optics ...............................       375,000             0
                                                     -----------   -----------
      Total gross property and equipment .........    25,884,796    16,911,507
      Less--Accumulated depreciation .............     5,277,052     2,753,841
                                                     -----------   -----------
                  Total net property and equipment    20,607,744   $14,157,666
                                                     ===========   ===========

Depreciation expense was $3,811,000, $2,221,000 and $1,349,000 for the periods ended December 31, 1997, 1996 and 1995 respectively.

4. FCC Matters

      The Company's FCC Commercial License. In 1991, the FCC granted the Company a fixed station commercial license pursuant to a waiver of the FCC's rules in the Point-to-Point Microwave Radio Service, which authorized the Company to use the 27.5-28.5 GHz frequency band to operate a multicell video delivery system throughout the New York PMSA. The 1,000-plus square mile New York PMSA includes the five boroughs of New York City, and Putnam, Rockland and Westchester counties. In its 1991 decision granting the Company's license, the FCC authorized the location of the Company's first transmitter in Brighton Beach, Brooklyn. In that decision, the FCC authorized a 24-channel video system, which was modified by the FCC in March 1992 to permit the operation of a 49-channel system. In addition, on December 7, 1995, the FCC granted the Company's 34 transmitter applications, conditional upon and subject to conformance with the final actions taken by the FCC in the LMDS Rulemaking proceeding. The initial commercial license was granted for a five-year term rather than the general fixed service license term of ten years in order to encourage the prompt deployment of the Company's system and expired in February 1996. A timely application for renewal of this fixed commercial station license was filed on December 29, 1995.

      On September 23, 1997, the FCC renewed the Company's New York commercial license authorizing the Company to operate in the 27.50-28.35, 28.35-28.50, 29.10-29.25 and 31.075-31.225 GHz bands for a total of 1,300 MHz. The Company's renewed license conforms in all respects to the LMDS service rules adopted in the FCC's LMDS Rulemaking Proceeding. The License was renewed for a ten-year term which expires on February 1, 2006 (the ten-year period commenced on February 1, 1996, the expiration date of the Company's initial license term). The FCC's renewal of this license confirmed that the Company would not be required to bid on, nor pay for, the New York PMSA license in the FCC LMDS auction. Moreover, with this license renewal, the Company is now authorized to immediately offer the full panoply of LMDS services the technology is permitted to offer, including video, voice and data services, and may construct transmitters throughout the New York PMSA without seeking prior FCC approval.

      FCC Regulations Pertaining to the Company's Use of the 28.35-28.50 and 29.10-29.25 GHz Bands. In the LMDS First Report and Order, the FCC grandfathered the Company's continued operations in the 28.35-28.50 GHz band until the

                            CELLULARVISION USA, INC.

later of July 22, 1998, or until the first Geostationary Orbit/Fixed Satellite Service ("GSO/FSS") satellite licensed to operate in the spectrum band is launched. Additionally, under the provisions of the LMDS First Report and Order and the LMDS Second Report and Order, the Company is immediately authorized to use 150 MHz at the 29.1-29.25 GHz band for hub-to-subscriber operations (see Infra, The FCC's LMDS Rulemaking Proceedings for an explanation when LMDS two-way service in this band may be allowed).

      Accordingly, at the conclusion of the grandfathered period, the Company will be required to cease its operations in the 28.35-28.50 GHz spectrum thus reverting to the 1,150 MHz spectrum allocation, in the 27.5-28.35, 29.1-29.25 and 31.075-31.225 GHz bands. This spectrum allocation is consistent with, and equivalent to, the LMDS spectrum provided to all prospective LMDS "A Block" licensees (see Infra, The FCC's LMDS Rulemaking Proceedings which details the FCC's LMDS band plan). As a result, following the issuance of LMDS licenses pursuant to the FCC's recently concluded nationwide LMDS auctions and until the grandfather period expires, the Company will be the only commercial provider of LMDS with 1,300 MHz of spectrum.

      The Company's Experimental License The Company also holds an experimental license which was granted by the FCC in 1988 and has been renewed for full two-year terms on a bi-yearly basis. Other entities hold experimental licenses for LMDS use throughout the United States. In August 1993, the FCC approved the modification of this license to authorize two-way video, voice and data transmissions with variable modulation and bandwidth characteristics. The FCC granted the Company's most recent renewal application, effective September 1, 1997, for a new two-year license term. In addition, on December 11, 1997, the Company filed a modification application with the FCC seeking an additional 150 MHz in the 31.075-31.225 GHz band in order to conform the license to the Company's New York PMSA commercial license. This application was granted by the FCC and a modified experimental license was issued effective January 1, 1998, which now expires on January 1, 2000.

      The FCC's LMDS Rulemaking Proceedings. In response to a Petition for Rulemaking and Petition for Pioneer's Preference filed by the Company in 1991, the FCC adopted the LMDS First Notice of Proposed Rulemaking (LMDS First NPRM) in December 1992, which proposed to redesignate the 27.5-29.5 GHz band for point-to-multipoint use, and to license LMDS as a new service on a nationwide basis with the issuance of two 1 GHz licenses per service area.

      On July 17, 1996, by unanimous vote, the FCC adopted the LMDS First Report and Order and Fourth NPRM, which formally established a band plan and sharing rules as previously proposed by the FCC in the LMDS Third NPRM. This plan allocated to LMDS the 28 GHz frequency band nationwide, 850 MHz spectrum from 27.5-28.35 GHz on a primary basis for two-way LMDS transmissions, with an additional non-contiguous 150 MHz from 29.1-29.25 GHz to be shared on a co-primary basis with Mobile Satellite Service (MSS) systems. While the sharing rules adopted for the 150 MHz limit LMDS to hub-to-subscriber transmissions due to concerns about potential interference between LMDS and MSS, in the LMDS First Report and Order the FCC stated that it will revisit that limitation if the LMDS industry can demonstrate definitively that LMDS return links do not interfere with MSS systems.

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

      On March 13, 1997, the FCC adopted the LMDS Second Report and Order in this proceeding, which established service, auction and eligibility rules for LMDS. The FCC in the LMDS Second Report and Order allocated an additional 300 MHz in the 31 GHz band for LMDS and established two LMDS licenses per Basic Trading Area ("BTA"): one license for 1,150 MHz ("A Block"), the other for 150 MHz ("B Block"), amounting to 1,300 MHz allocated to LMDS.

      Specifically, the A Block license consists of: 850 MHz in the 27.5-28.35 GHz band on a primary protected basis; 150 MHz in the 29.1-29.25 GHz band, at the present time for LMDS hub-to-subscriber transmissions only, on a co-primary basis with MSS systems; and 150 MHz in the 31.075-31.225 GHz band on a protected basis. The B Block license consists of two 75 MHz bands located at each end of the 300 MHz block in the 31.0-31.075 GHz and 31.225-31.3 GHz bands. B Block LMDS licensees will operate on a co-primary basis with incumbent licensees already operating in the 31.0-31.075 GHz and 31.225-31.3 GHz bands. Finally, there are no regulatory restrictions preventing the A and B Block licensees from being combined to

                            CELLULARVISION USA, INC.

create a 1,300 MHz LMDS system.

      In order to encourage competition in the video and telephony markets, the FCC decided to substantially restrict LECs and cable companies ("MSOs") from acquiring the A Block LMDS license. Under the rules adopted in the LMDS Second Report and Order, LECs and cable companies will be ineligible to acquire a 20% or greater ownership interest in an A Block license in their service region for a period of three years. An incumbent LEC or cable company is considered `in-region' and, therefore, ineligible to acquire an A Block license, if 10% of the BTA's population is within its authorized service area. This eligibility restriction may be extended beyond the three-year period by the FCC based on a determination that incumbent LECs or cable companies continue to have substantial market power. Also, the eligibility restriction will be reexamined by the FCC at the time of its biannual review, the first of which will take place in the year 2000, to determine whether competition in the local telephone and video distribution industries has increased sufficiently to make these restrictions unnecessary. Finally, upon a showing of good cause by a petitioning LEC or cable company, the FCC may waive the eligibility restriction on a case-by-case basis. Cable companies and LECs will be able to hold the B Block license in their service area, as there is no such eligibility restriction on this LMDS license.

      Numerous LECs challenged the FCC's eligibility restrictions by filing Petitions for Reconsideration with the FCC and seeking review in the D.C. Circuit Court of Appeals. On February 3, 1998, the FCC adopted the LMDS Third Order on Reconsideration which affirmed the rules adopted in the LMDS Second Report and Order, including the LEC/MSO eligibility restriction. Further, the D.C. Circuit Court of Appeals upheld the FCC's LEC/MSO eligibility restriction on February 6, 1998.

      Congressional Elimination of the Pioneer's Preference Program. As noted above, in the FCC's December 1992 LMDS First NPRM, the FCC tentatively granted the Company's request for a Pioneer's Preference. This Pioneer's Preference would have awarded the Company a license for the outer portion of the New York BTA not included in the New York PMSA. Based on the 1993 Omnibus Budget Reconciliation Act's revisions to the Pioneer's Preference program, had the company been awarded a Pioneer's Preference, the Company would have received a 15% credit on the auction equivalent price of that outer portion of the New York BTA. In the LMDS Second Report and Order, the FCC deferred action on the Company's tentative Pioneer's Preference Award and instead ordered a "peer review" process, whereby the FCC would select a panel of technical, non-FCC experts to review the Company's technology and advise the FCC whether the Pioneer's Preference should be granted.

      However, on August 5, 1997, the Balanced Budget Act of 1997 ("Budget Act") was signed into law. Section 3002 of the Budget Act eliminated the FCC's authority to award licenses through the Pioneer's Preference Program. Accordingly, the Company's pending Pioneer's Preference application, along with the Pioneer's Preference applications of numerous other companies, was dismissed by the Commission on September 4, 1997. It is important to note that elimination of the FCC's Pioneer's Preference Program, and the Company's Pioneer's Preference application thereunder, does not affect the Company's existing commercial license for the New York PMSA.

      LMDS Fifth Notice of Proposed Rulemaking. On March 13, 1997, along with the LMDS Second Report and Order, the FCC also initiated the LMDS Fifth NPRM to address the issues of disaggregation and partitioning which will enable an LMDS licensee to assign a portion of its bandwidth or geographic service area to another entity. The FCC tentatively concluded to allow disaggregation and partitioning without imposing substantial regulatory requirements and issued the Fifth NPRM to solicit public comment regarding the most effective way to implement partitioning and disaggregation for LMDS licensees. On May 6, 1997, the public comment cycle closed for the Fifth NPRM, and FCC's final decision on this matter remains pending.

      LMDS Auction. On July 30, 1997, the FCC announced its intent to commence the nationwide licensing of LMDS through a spectrum auction starting December 10, 1997. On November 10, 1997, the FCC released a Public Notice announcing its decision to postpone the LMDS auction from December 10, 1997 until February 18, 1998. The Commission granted this postponement to ensure the maximum participation by small businesses, many of which had requested additional time to secure financing in light of the elimination of installment payments. On February 18, 1998, the LMDS auction commenced. On March 25, 1998, the LMDS auction was concluded after 128 rounds of bidding. The FCC auctioned 864 of the 986 licenses up for bid, for a total net revenue of $578,663,029.

      Because the Company holds the spectrum for the A Block license in the New York PMSA, this license was excluded from the nationwide LMDS auction. Accordingly, the A Block license for the New York BTA in the FCC LMDS Auction

                            CELLULARVISION USA, INC.

consisted only of that portion of the New York BTA not included in the New York PMSA (i.e., suburban counties in New Jersey, Eastern Pennsylvania, Southwestern Connecticut and on Long Island).

5. Related Party Transactions

CT&T License Agreement

      In July 1993, CVNY entered into a license agreement with CT&T for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. The license agreement grants to CVNY the right to utilize the licensed LMDS technology to construct and operate its system and sell communications services on an exclusive basis within the New York PMSA and the New York BTA (to the extent the Company holds or obtains a commercial license for this territory). CT&T has also agreed to license the LMDS technology to the Company in other BTAs in which the Company obtains LMDS licenses. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the license agreement, the Company pays CT&T a royalty currently equal to 7.5% of gross revenues on a quarterly basis. The license will remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028, subject to earlier termination upon the occurrence of certain events. The license fees were $324,000, $149,000 and $79,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

       Under the license agreement, CT&T may charge the Company a fee of up to 2.5% of the value of equipment purchased through CT&T, and the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, CVNY is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of such equipment purchased from CT&T for the years ended December 31, 1997 and 1996 was $1,467,000 and $6,198,000 respectively. CT&T entered into certain purchase commitments during 1996 on behalf of CVNY for the manufacture of antennas, receivers, modems and transmitters totaling approximately $11.6 million, net of deposits of $3.4 million, at December 31, 1996. At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of super-high-speed modems and set-top boxes aggregating approximately $3,208,000, net of deposits of $627,000, to be delivered to the Company during 1998 and 1999.

Other Transactions with CT&T

      In the past, CVNY paid certain legal, general and administrative expenses on behalf of CT&T. The total of such expenditures for the year ended December 31, 1995 was $612,000. Similarly, CVNY reimbursed certain legal, general and administrative expenses paid by CT&T. The total expenditures for the year ended December 31, 1995 was $268,000. Commencing on January 1, 1996 there were no such payments or reimbursements as the Company and CT&T now pay their own expenditures. In addition, all "joint use" costs which resulted in benefits to both parties (e.g., salaries and benefits for the limited personnel performing functions for both entities, office rent and related expenses, office equipment and supplies) were allocated to the respective parties on a cost-causative basis. The Company also paid in cash to CT&T an annual royalty amount which totaled $80,000 for each of the years ended December 31, 1997, 1996 and 1995.

      As of December 31, 1997 and 1996, the Company had amounts due from CT&T of approximately $181,000 and $760,000 respectively, which amounts represent the Company's allocation of costs to CT&T, net of royalties. The Company and CT&T have agreed, as of the consummation of the Incorporation Transactions, to apply royalties over and above $80,000 in each calendar year otherwise due to CT&T to the outstanding amounts due from CT&T, which will bear interest from and after such date at the rate of 6% per annum. Effective upon the consummation of the Incorporation Transactions in February 1996, the Company assumed all ongoing legal expenses of FCC counsel in recognition of the potential scope of the Company's operations outside the New York PMSA. Prior to the Initial Public Offering, because of the common interest of the Company and CT&T in the outcome of the FCC's LMDS rulemaking proceeding, the Company and CT&T had shared equally the fees and disbursements of joint FCC counsel. Prior to the consummation of the Incorporation Transactions, the Company paid certain general and administrative expenses which were shared equally with, and subsequently billed to, CT&T.

                            CELLULARVISION USA, INC.

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

      For the year ended December 31, 1995 CVNY incurred $2,699,000, of management fees from Bell Atlantic. The reimbursed costs are included in selling, general and administrative expenses, and total $1,949,000 for the year ended December 31, 1995. For the years ended December 31, 1997 and 1996, there are no costs as the management agreement was terminated by CVNY at the end of 1995.

Bell Atlantic Senior Convertible Note

      Effective December 1, 1995, the Company entered into a senior convertible note agreement with Bell Atlantic which converted outstanding fees and related interest thereon due to Bell Atlantic under the Management Agreement, totaling approximately $3.5 million, to a senior convertible note (the "Bell Atlantic Note"). Interest accrued on the Bell Atlantic Note at a per annum rate equal to the lesser of (a) Morgan's prime lending rate plus 3% or (b) 12%. Interest was compounded monthly. Principal plus accrued interest would have been payable as follows: one-third of the outstanding balance would have been payable on June 30, 1997, one-third of the then outstanding balance would have been payable on June 30, 1998 and the remaining balance would have been payable on June 30, 1999.

      In February 1996, from the proceeds of the Initial Public Offering, the Company paid Bell Atlantic approximately $3.5 million due under the Bell Atlantic Note, together with approximately $100,000 of accrued interest thereon, and $675,000 in fees accrued during the fourth quarter of 1995 under the Management Agreement.

Other Transactions

      CVNY has entered into agreements with certain executives of CVNY and the Company to loan them money for the purpose of purchasing Common Stock of the Company. The amount due to CVNY is $171,245 and $91,275 at December 31, 1997 and 1996, respectively.

      An affiliate of certain directors of HCM provided administrative, legal and operational functions to CVNY during 1995. The costs for these services aggregated $94,000 for the year ended December 31, 1995. There were no related costs for the years ended December 31, 1997 and 1996.

      In July 1993, CVNY entered into compensation and consulting agreements, aggregating $480,000 annually plus 0.291% of gross revenues, with certain executive officers and directors of CVNY which were terminated upon the consummation of the Incorporation Transactions (as defined in Note 10). These officers and directors are also partners in CT&T.

                            CELLULARVISION USA, INC.

      CVNY has entered into an agreement with the International CellularVision Association ("ICVA"), whose members include licensees of CT&T's proprietary LMDS technology and other interested members, to fund, along with all other members of ICVA, operating expenses of ICVA. CVNY funded $264,000, $287,000 and $179,000 of such expenses for the years ended December 31, 1997, 1996 and 1995 respectively. The Company also subleases certain office space for ICVA on a month-to-month basis, which is included in the foregoing totals. As of December 31, 1997, the monthly charge was $2,930. Congressman Rinaldo , a director of the Company, serves as President of ICVA at an annual salary of $200,000.

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

      On June 30, 1997, the first principal repayment on the Exchange Notes of approximately $1,669,000 was made as scheduled. The remaining scheduled repayment dates in respect of the Exchange Notes are as follows:


         Date                            Amount Payable
         ----                            --------------
     June 30, 1998...... 5/11 of the aggregate outstanding principal balance
     April 30, 1999..... Remaining amount outstanding

      On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to the holders (the "Holders") of the Company's Subordinated Exchange Notes (the "Original Notes") held by an affiliate of J.P. Morgan in exchange for $1 million in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holders waived certain defaults under the Original Notes. The interest rate on the New Notes is identical to the rate on the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holders received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. The scheduled repayment dates in respect of the New Notes are as follows:

     Date                Amount Payable

     June 30, 1998       5/11 of the aggregate outstanding principal balance
     April 30, 1999      Remaining amount outstanding

The combined amounts of repayments due under both the Original Notes and the New Notes approximate $2.6 million on June 30, 1998 and $3.2 million on April 30, 1999.

                            CELLULARVISION USA, INC.

7. Commitments and Contingencies

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

      On December 1, 1997, CVNY, a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. In exchange, Logimetrics agreed to continue servicing CVNY's equipment so long as CVNY continues to meet its obligations under the Logimetrics Agreement. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such Note is subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold their rights pursuant to the Logimetrics Agreement to Newstart Factors, Inc. On April 1, 1998, the Company entered into an agreement with Newstart to restructure the Secured Promissory Note of CVNY held by Newstart. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital resources.")

      In addition, the Company has entered into several operating lease arrangements for automobiles, office equipment and rent expiring at various dates.

      At December 31, 1997, future minimum rental and lease payments due are as follows:

                  1998................................ $2,457,000
                  1999................................  1,601,000
                  2000................................    998,000
                  2001................................    743,000
                  2002................................    682,000
                  Thereafter..........................    907,000
                                                       ----------
                    Total............................. $7,388,000
                                                       ==========

      Rent expense was approximately $730,000, $432,000 and $180,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

      CT&T entered into certain purchase commitments during 1996 on behalf of CVNY for the manufacture of antennas, receivers, modems and transmitters, which totaled approximately $11.6 million (net of deposits) at December 31, 1996. At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of super-high-speed modems and set-top boxes aggregating approximately $3,208,000 (net of deposits) to be delivered to the Company during 1998 and 1999.

      The Company has entered into a series of non-cancelable agreements to purchase entertainment programming for rebroadcast which expire through the year 2001. The agreements generally require monthly payments based upon the number of subscribers to the Company's system, subject to certain minimums. Total programming costs, including but not limited to, the aforementioned minimums were approximately $1,990,000, $1,026,000 and $510,000 for the years ended

                            CELLULARVISION USA, INC.

December 31, 1997, 1996 and 1995, respectively.

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

                            CELLULARVISION USA, INC.

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

      In October 1995, the Board of Directors of the Company adopted the CellularVision 1995 Stock Incentive Plan (the "Plan") which provides for the grant of non-qualified and incentive stock options. The Plan has reserved 1,250,000 authorized, but unissued, shares of common stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. The minimum purchase price in the case of non-qualified stock options granted under the Plan is the par value of the Common Stock, and in the case of incentive stock options granted under the Plan is the fair market value, as defined in the Plan, of the Common Stock on the date the option is granted. The vesting period and expiration dates of any option granted may vary.

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

      During 1997, a total of 495,000 non-qualified stock options were issued to officers and directors of the Company, and 447,550 stock options were terminated, leaving a balance of 248,150 options outstanding as of December 31, 1997. All such options were granted at the market price on the date of the grant, and all have ten-year terms. Exercise price per share of stock options granted in 1997 ranges from $7.00 to $9.25. The weighted average exercise price of outstanding options at December 31, 1997 was $9.98 per share.

      During 1997, in connection with employment agreements with two former officers and one current officer of the Company, non-qualified stock options to purchase an aggregate of 490,000 shares of Common Stock were issued pursuant to the Plan. The options, which have a ten-year term, were granted at exercise prices ranging from $7.00 to $9.25 per share. Of the 490,000 options, 30,000 options became exercisable on September 30, 1997, 25,000 became exercisable on October 16, 1997, and 25,000 became exercisable on December 31, 1997. Following the resignation of an officer of the Company in 1997 and the death of an officer in 1997, 410,000 options lapsed and were canceled. The estate of the officer that died may exercise 30,000 options that vested prior to the officer's death until the expiration of such options on June 1, 2007.

      On May 7, 1997 the Company granted options to each director who is not employed by the Company or any of its affiliates options to purchase 1,000 shares of Common Stock upon his re-election to the Board of Directors at the Company's Annual Meeting of Stockholders held on the aforementioned date. A total of 5,000 options were granted to directors on May 7, 1997. The options have a ten-year term and were immediately exercisable at an exercise price of $8.00, the market price per share on the date of the grant.

                            CELLULARVISION USA, INC.

      During 1997, a total of 37,550 options issued to employees and directors in 1996 and 1997 were canceled due to cessation of services rendered to the Company. At December 31, 1997, 1996, and 1995 there were 1,001,850, 1,049,300 and 1,250,000 shares available for future grants, respectively.

      Since the exercise price of all stock options granted to employees under the 1995 Plan in 1997 and 1996 was equal to the closing price of the Common Stock on the NASDAQ on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during those years. Compensation expense would have been $398,000 in 1997 and $1,297,000 in 1996, had compensation cost for stock options awarded in 1997 and 1996 under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," and the Company's pro forma net loss and earnings per share would have been a net loss of $15,651,000 and $0.98 loss per share in 1997 and $12,928,000 and $0.83 loss per share for 1996.

      The stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during 1997 for the purpose of determining the foregoing compensation expense included: risk free interest rates of 6.2%-6.6%, an expected life of five years and a volatility factor of 80%.

      At December 31, 1997, the Company or its affiliates had issued warrants to purchase up to 190,862 shares of Common Stock. These additional warrants were issued in 1995. At December 31, 1997, an aggregate (i) up to 113,256 shares were issuable by the Company, and (ii) 77,606 shares were issuable by Vahak S. Hovnanian from his Common Stock holdings. The warrants issued by the Company have a ten-year term and are exercisable at a price per share ranging from $12.50 to $15.03. The holders of all outstanding warrants have registration rights in respect of the shares of Common Stock issuable upon exercise.

9. Employment Agreements

      The Company has entered into an employment agreement with Mr. Shant S. Hovnanian, dated October 18, 1995. The agreement provides that Mr. Hovnanian will act as President and Chief Executive Officer of the Company and will devote substantially all of his working time and efforts to the Company's affairs. Pursuant to the agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one year term and provides for an annual salary of $250,000, effective February 7, 1996. Upon the expiration of the initial employment term on February 7, 1997, the agreement provides for automatic extensions on a month-to-month basis, unless terminated by either party upon 30 days advance written notice. Mr. Hovnanian is continuing to serve as Chairman, President and CEO pursuant to the terms of this employment agreement.

      The Company has also entered into an employment agreement with the inventor of the LMDS technology licensed from CT&T, Mr. Bernard B. Bossard, dated October 18, 1995. The agreement provides that Mr. Bossard will act as Executive Vice President and Chief Technical Officer of the Company and will devote such substantial portion of his time and effort to the affairs of the Company as the Company's Board of Directors reasonably requires. The agreement has a three year term and provides for an annual salary of $170,000, and the use of an automobile and the Company's New York City apartment effective February 7, 1996.

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

                            CELLULARVISION USA, INC.

      The Company has entered into an employment agreement with Mr. John Walber, dated January 1, 1997. The agreement provides that Mr. Walber will continue to serve as Vice President of CVUS and as President and Chief Operating Officer of CVNY. The agreement has an initial term of two years and provides for an annual salary of $195,000, a monthly commuting expense allowance of $1,500, an annual bonus in the amount of up to $195,000 based on the executive's attainment of certain performance goals. Pursuant to the terms of this agreement, Mr. Walber was granted 50,000 options to purchase CVUS shares at the market value as of the effective date of the agreement. On December 31, 1997, 25,000 options are exercisable, and the remaining 25,000 options will become exercisable on December 31, 1998.

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

      Immediately prior to the Initial Public Offering, the Company effected the following events (collectively, the "Incorporation Transactions"): (i) $10 million principal amount of the convertible exchangeable subordinated notes was converted into 4,547 shares of Common Stock pursuant to their conversion provisions, (ii) the Company issued an aggregate of 93,180 shares of Common Stock to the stockholders of HCM (the "Founders") in exchange for all outstanding capital stock of HCM, and the holders of certain partnership interests of CVNY in exchange for all of their partnership interests in CVNY, and (iii) the Company effected a 133.0236284-for-1 stock split of the outstanding shares of Common Stock and issued an aggregate of 13,000,000 shares of Common Stock to the holders thereof. As a result of the consummation of the Incorporation Transactions, the Company is the sole stockholder of HCM, the managing general partner of CVNY, and CVNY continues to carry on its business as an indirect wholly owned subsidiary of the Company. In December 1995, the FCC approved the pro forma transfer of control of HCM from the Founders to the Company. The capital stock of the Company consists of Common Stock, $.01 par value, 40,000,000 shares authorized, and 16,000,000 shares issued and outstanding immediately prior to the Initial Public Offering. The Company has also authorized 20,000,000 shares of Preferred Stock, $.01 par value. No shares of Preferred Stock had been issued as of December 31, 1997. (See "Note 12 - Subsequent Events.")

      Stockholders' equity has been restated at December 31, 1995 to give retroactive recognition to the stock split of the 93,180 shares of Common Stock issued to the stockholders of HCM.

11. Legal Proceedings

      In February 1996, a suit was filed against the Company alleging that the Company caused the U.S. Army to breach a contract with the plaintiff wherein the plaintiff was to have an exclusive right to provide cable television services at an army base located in Brooklyn New York. The suit alleges that by entering into a franchise agreement with the Army which grants the Company the right to enter the army base to build, construct, install, operate and maintain its multichannel broadband cellular television system, the Company induced the Army to breach its franchise agreement with the plaintiff and tortuously interfered with said agreement. The Army has advised the Company that it has the right to award the franchise to the Company and the Company is continuing to provide service to the army base. The suit seeks $1 million in damages. On September 27, 1996, the Company served and filed a motion with the court seeking to end the action by the granting of summary judgment. By memorandum and order dated September 19, 1997, the court granted the motion to the extent that the case has been dismissed against CellularVision USA, Inc. only. However, the court has permitted the action to continue against CellularVision of N.Y., L.P. The Company cannot make a determination at this time as to the possible outcome of the action. In the

                            CELLULARVISION USA, INC.

event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      In November 1995, a purported class action suit was filed against the Company in New York State Supreme Court alleging that the Company had engaged in a systematic practice of installing customer premises equipment in multiple dwelling units without obtaining certain landlord or owner consents allegedly required by law. On March 31, 1997, the Court issued an opinion holding that the company has a right under, and in accordance with, New York law to install the customer premises equipment and based on same, held that all allegations related to a purported class be dismissed. As a result, the only part of the case that remains is a claim for an alleged trespass and damage to one building because customer premises equipment was allegedly installed without prior notice to the landlord. This opinion was codified by the court in its orders dated May 29, 1997 and July 1, 1997 wherein plaintiff was granted an injunction preventing the Company from performing cable installations at the one building on the condition plaintiff post an undertaking in the amount of $5,000 on or before July 11, 1997. The second order provided that the injunction would be dissolved and vacated upon plaintiff's failure to post the undertaking. Plaintiff has refused and failed to post the undertaking, resulting in the vacatur and dissolution of the injunction. Plaintiff has informed the court that it did not wish to proceed with the action without class certification which resulted in the action being dismissed by court decision and order dated August 7, 1997. However, plaintiff has served a Notice of Appeal from the May 29, 1997 court order. If the appeal is successful, it may result in the certification of the class and re-institution of the lawsuit. It is unclear whether plaintiff will proceed with the appeal. The Company believes, upon advice of counsel, that this suit is likely to be resolved without a material adverse effect on the financial position of the Company.

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

12. Subsequent Events

On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to the holders (the "Holders") of the Company's Subordinated Exchange Notes (the "Original Notes") in exchange for $1 million in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holders waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holders received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $0.01 per share.

      On March 31, 1998, CVNY reduced its staff by 13 full-time equivalent employees. These reductions were in subscription television operations staff, and included part-time and full-time Customer Service Representatives and Dispatchers. This downsizing resulted in a current CVNY employee count of 55, which brings the customer support staff in line with current subscriber counts and lack of subscriber growth. In addition, this reduction was needed as part of the overall plan to assure that committed sources of financing will be sufficient to fund operations throughout calendar year 1998. The Company believes that, subject to the availability of requisite funding, these positions can be quickly restored upon the resumption of a high growth strategy in the subscription television portion of its business.

      On April 1, 1998, the Company entered into financing agreements with Proprietary Convertible Investment Group, Inc. ("Proprietary"), which is an affiliate of CS First Boston, and Marion Interglobal Ltd. ("Marion"). Also on such date,

                            CELLULARVISION USA, INC.

the Company entered into an agreement with Newstart to restructure the Secured Promissory Note of CVNY held by Newstart.

      Pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Proprietary (the "Proprietary Purchase Agreement"), on April 6, 1998 the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Proprietary for $3.5 million. Subject to certain conditions, including the registration under the Securities Act of the underlying shares of Common Stock, the Proprietary Purchase Agreement provides for the issuance, at the Company's option, of an additional 3,500 shares of Convertible Preferred Stock at a purchase price of $1,000 per share at any time on or after June 15, 1998 and prior to December 31, 1998. The Proprietary Purchase Agreement also provides for the issuance, at Proprietary's option, of an additional 3,000 shares of Convertible Preferred Stock at a purchase price of $1,000 per share during the three year period following April 6, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at any time at the option of the holder thereof at an initial conversion price of $5.25 for the ninety day period following April 6, 1998. Following such ninety-day period, or in the event that certain conditions are not satisfied during such ninety-day period, the conversion price shall be the lesser of (i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. In addition, the Company has the right to redeem all the Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of (i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus (ii) accrued and unpaid dividends thereon. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default. In addition, the Proprietary Purchase Agreement contains certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6 million for a period of one year following the final issuance of Convertible Preferred Stock under the agreement.

      Pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marion (the "Marion Purchase Agreement"), on April 6, 1998, the Company issued to Marion (i) a Warrant to purchase up to $2 million worth of shares of Common Stock (the "Warrant Shares") and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and the Warrant is exercisable (the "Exercisability Date") from and after the earlier to occur of (i) the date on which there is an effective registration statement under the Securities Act of 1933, as amended, relating to the resale of the Warrant Shares and (ii) June 28, 1998. The Company has the right to cause Marion to exercise the Warrant following the Exercisability Date. The exercise price per share of Common Stock is the lesser of (i) 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock and (ii) $3.20 per share, provided that such price will in no event be less than $1.60 per share. The Company has the right to cancel the Warrant at any time prior to the Exercisability Date. In the event that the Company elects to cancel the aforementioned warrant, the Company does not currently have capital available to make the scheduled June 30, 1998 payments to the Holders of the Original Notes and the New Notes without raising additional capital for this purpose. (See "Notes to Consolidated Financial Statements--Long Term Notes.")

      Pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 from the proceeds of the initial sale of Preferred Stock pursuant to the Proprietary Purchase Agreement,
(ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note") and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of the Company's Common Stock at an exercise price of $5.00 per share of Common Stock. The New Note provides that CVNY will pay an additional $500,000 on or before the earlier to occur of (i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2.5 million and
(ii) ninety days following April 1, 1998. In addition, CVNY has the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of the holder, the New Note may be converted in whole or in part at any time and from time to time at a conversion price per share equal to 91% of

                            CELLULARVISION USA, INC.

the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice, provided, however, that the holder may not convert more than $500,000 in principal amount of the New Note in any calendar month. The New Note is subject to acceleration upon the occurrence of certain events of default.

      To effectuate the restructuring contemplated by the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the holders of the Company's Subordinated Exchange Notes (the "Subordinated Exchange Notes Agreement") pursuant to which such holders consented to such restructuring. In consideration for such consent, the Company granted such holders warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock.

      The Company has agreed to register the resale of the shares of Common Stock issued, or to be issued, pursuant to the Proprietary Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. The foregoing agreements are included as Exhibits to this Form 10-K, and are incorporated by reference herein. The total number of shares of CVUS Common Stock with registration rights under all the foregoing agreements and under all warrants previously outstanding is estimated to be approximately four million shares. Under certain circumstances the Company has agreed to pay liquidated damages in the event that certain of such shares are not registered within certain prescribed time periods.

      As a result of the foregoing financing agreements, the Company believes that its committed sources of capital, coupled with internally generated funds, will be adequate to satisfy minimum anticipated capital needs and operating expenses for the remainder of 1998. However, additional funding would be necessary for an accelerated expansion of the super-high-speed Internet access service, restoration of the subscription television sales and marketing efforts to achieve the Company's targeted 1998 subscriber levels, or to provide telephony and other two-way services. Therefore, the Company expects to seek additional financing during 1998. However, there can be no assurance that this capital either will be available to the Company, or, if available, will be provided on terms acceptable to the Company. (See "Risk Factors.")

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 15, 1998.

                                      CELLULARVISION USA, INC.


                                      /s/ Shant S. Hovnanian
                                      ------------------------------------------
                                          Shant S. Hovnanian
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                     Title                             Date
       ---------                     -----                             ----

/s/ Shant S. Hovnanian    President and Chief Executive           April 15, 1998
-----------------------   Officer and Chairman of the
Shant S. Hovnanian        Board of Directors

/s/ Charles N. Garber     Chief Financial Officer                 April 15, 1998
-----------------------
Charles N. Garber

/s/ Bernard B. Bossard    Executive Vice President,               April 15, 1998
-----------------------   Chief Technical Officer and Director
Bernard B. Bossard

/s/ Vahak S. Hovnanian    Director                                April 15, 1998
-----------------------
Vahak S. Hovnanian

/s/ Bruce G. McNeill      Director                                April 15, 1998
-----------------------
Bruce G. McNeill

/s/ Roy H. March          Director                                April 15, 1998
-----------------------
Roy H. March

/s/ Matthew J. Rinaldo    Director                                April 15, 1998
-----------------------
Matthew J. Rinaldo

                            CELLULARVISION USA, INC.
                          (A Development Stage Company)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1995, 1996 and 1997

                                           Balance at   Charged to
                                           Beginning    Costs and                  Balance at end
             Description                   of Period    Expenses       Deductions    of Period
             -----------                   ---------    --------       ----------    ---------
1997
   Allowance for doubtful accounts.....   $   124,370   $   550,290   $   383,676   $   290,984
                                          ===========   ===========   ===========   ===========
1996
   Allowance for doubtful accounts.....   $   133,730   $   351,839   $   361,199   $   124,370
                                          ===========   ===========   ===========   ===========
1995
   Allowance for doubtful accounts.....   $     2,402   $   202,108   $    70,780   $   133,730
                                          ===========   ===========   ===========   ===========