Form 10-Q
period 1998-03-31
CELLULARVISION USA INC
filed 1998-05-21
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582

                            CellularVision USA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               13-3853788
              --------                               ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            140 58th Street, Loft 7E
                            Brooklyn, New York 11220

               (Address of principal executive offices) (Zip Code)

                                 (718) 489-1200

              (Registrant's telephone number, including area code)

                                 Not Applicable

         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of March 31, 1998 was 16,000,000.

                            CELLULARVISION USA, INC.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations................................1-4

ITEM 2 -- Financial Statements

Consolidated Balance Sheets as of March 31,
1998 (unaudited) and the Year Ended December 31,
1997...........................................................................5

Consolidated Statements of Operations for the
Three Months Ended March 31, 1998 and the
Three Months Ended March 31, 1997 (unaudited) .................................6

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1998 and the
Three Months Ended March 31, 1997 (unaudited) ...............................7-8

Notes to Consolidated Financial Statements (unaudited)......................9-12

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...................................................13
ITEM 2 -- Changes in Securities...............................................13
ITEM 3 -- Defaults Upon Senior Securities.....................................13
ITEM 4 -- Submission of Matters to a Vote of Security Holders.................13
ITEM 5 -- Other Information...................................................13
ITEM 6 -- Exhibits and Reports on Form 8-K....................................13

Signature Page................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1997.

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

Results of Operations

         On December 31, 1997 a decision was made to de-emphasize subscription television service, with an associated force reduction of 43 persons, almost all of whom were associated with subscription television sales, marketing and operations. On March 31, 1998, CVNY reduced its staff by an additional 13 full-time equivalent employees. These reductions were in subscription television operations staff, and included part-time and full-time Customer Service Representatives and Dispatchers. This downsizing resulted in a current CVNY employee count of 55 full-time-equivalent employees, which brings the customer support staff in line with current subscriber counts and lack of subscriber growth. In addition, this reduction was needed as part of the overall plan to reduce expenses and conserve capital resources. The Company believes that, subject to the availability of requisite funding, these positions can be quickly restored upon the resumption of a high growth strategy in the subscription television portion of its business.

         As of May 15th 1998, the Company had 15 operational transmitters with four additional cell sites under construction. Due to the decision to de-emphasize subscription television service on December 31, 1997, the related and subsequent reductions in force and the continuation of the aforementioned capital conservation measures, the subscriber base declined during the first quarter and the first six weeks of the second quarter of 1998. As of May 15, 1998, subscribers totaled approximately 14,000, the same quantity reported for the comparable period in 1997, and about 6.7% less than reported on April 15, 1998. The Company expects that the overall subscriber base will continue to decline in the immediate future, until the growth in the super-high-speed Internet subscriber base is sufficient to offset the expected losses in subscription television customers, or until the full-scale marketing of subscription television service is resumed upon the receipt of requisite funding. (See Liquidity and Capital Resources.)

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

         Revenue increased $572,000 from $852,000 for the three months ended March 31, 1997 to $1,424,000 for the three months ended March 31, 1998. The increase in revenue is primarily attributable to an increase in the average subscriber base during the first quarter of 1998, as compared to the comparable 1997 period.

         Operating expenses increased $370,000 from $4,459,000 for the three months ended March 31, 1997 to $4,829,000 for the three months ended March 31, 1998. This increase is attributable to increased depreciation and amortization costs associated with the Company's infrastructure build-out and increased service costs associated with the increased subscriber base, offset in part by reductions in selling, general and administrative expenses.

         Service costs increased $213,000 from $446,000 for the three months ended March 31, 1997 to $659,000 for the three months ended March 31, 1998. Such costs, primarily fees paid to providers of television programming, increase with the growth in subscribers.

         Selling, general and administrative expenses decreased $360,000 from $3,153,000 for the three months ended March 31, 1997 to $2,793,000 for the three months ended March 31, 1998. The decrease in selling, general and administrative expenses is primarily attributable to reduced head-count-related costs (as the Company's total employee base decreased from 120 at March 31, 1997 to 77 at March 31, 1998).

         Depreciation and amortization increased $517,000 from $860,000 for the three months ended March 31, 1997 to $1,377,000 for the three months ended March 31, 1998. The increase in depreciation and amortization costs was due primarily to the purchase of customer premises equipment, the purchase of equipment for additional transmitter sites and the continued build-out of the Company's customer service/administrative facilities.

         Interest expense increased $66,000 from $223,000 for the three months ended March 31, 1997 to $289,000 for the three months ended March 31, 1998. This increase is due primarily to the additional notes payable to Newstart Factors, Metromedia Fiber Network and an affiliate of J.P. Morgan.

         Interest income decreased $281,000 from $288,000 for the three months ended March 31, 1997 to $7,000 for the three months ended March 31, 1998. This decrease is primarily due to a decrease in the Company's cash position as the Company continued to expend funds to build out its network.

         The net loss for the three months ended March 31, 1998 was $3,688,000 compared to a net loss of $3,542,000 for the three months ended March 31, 1997. The increased net loss is due to increases in depreciation and amortization expense, service costs and interest expense and decreased interest income, which were largely, but not completely, offset by increased revenues and decreased selling, general and administrative expenses.

Liquidity and Capital Resources

         For the three months ended March 31, 1998, the Company expended $233,000 on operating activities. During the same period, capital expenditures were $986,000, consisting primarily of transmitter and head-end equipment.

         In the fourth quarter of 1997 and the first quarter of 1998, the Company experienced a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions, including a potential syndication of a $40 million senior secured debt facility by Fleet National Bank ("Fleet"), which remains on hold and will be revisited during 1998. In April of 1998, the Company entered into several financing arrangements which, while providing the Company with commitments to obtain sufficient funds which the Company believed at that time would be sufficient to continue its operations throughout the 1998 calendar year, provide for, or potentially provide for, the issuance of equity securities at a discount from market prices current at the time of funding. Utilization of these sources of financing could, therefore, result in substantial dilution to existing stockholders and, while the Company intends to seek alternative sources of financing on more attractive terms, there can be no assurance that such alternatives will be available prior to the date that the Company's operations will require additional utilization of its existing, potentially-dilutive financing commitments.

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

         On December 1, 1997, CVNY, a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. In exchange, Logimetrics agreed to continue servicing CVNY's equipment so long as CVNY continues to meet its obligations under the Logimetrics Agreement. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold their interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). On April 1, 1998, the Company and Newstart restructured the terms of such note as discussed below.

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

         On March 31, 1998, CVNY reduced its staff by 13 full-time equivalent employees. In part, this reduction was needed as one element of an overall plan to contain 1998 expenditures within committed sources of financing for the 1998 calendar year. The Company believes that, subject to the availability of requisite funding, these positions can be quickly restored upon the resumption of a high growth strategy in the subscription television portion of its business.

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

         The Company has agreed to register the resale of the shares of Common Stock issued, or to be issued, pursuant to the Proprietary Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. The total registration rights relating to shares of CVUS Common Stock under all the foregoing agreements and under all warrants previously outstanding prior to the consummation of these agreements is estimated to be approximately four million shares. Under certain circumstances the Company has agreed to pay liquidated damages in the event that certain of such shares are not registered within certain prescribed time periods.

      As a result of the foregoing financing agreements, as of April 15, 1998, the Company had committed sources of capital, coupled with internally generated funds, that would be adequate to satisfy its then-estimated minimum anticipated capital needs and operating expenses for the remainder of 1998 without requiring the restructuring of existing debt obligations. However, payments from the proceeds of the initial $3.5 million sale of Series A Convertible Preferred Stock pursuant to the Proprietary Purchase Agreement needed to address accounts payable to equipment vendors, programmers and providers of professional services, all of whom are critical to the Company's continued operations, substantially exceeded expectations. Therefore, the Company believes that it will be necessary to restructure one or more of the 1998 principal repayments due on outstanding indebtedness to assure that it has adequate committed sources of capital, coupled with internally generated funds, to satisfy minimum anticipated capital needs and operating expenses for the remainder of 1998. Currently, the Company has three principal payment obligations totaling approximately $3.5 million to three creditors due in calendar year 1998. To date the Company has had encouraging discussions with each of the three creditors, and believes that potential restructuring of all of them may be possible, and that restructuring of one or more of them is likely. However, there can be no assurance that the Company will be able to obtain the requisite restructuring, or if obtained, that it will be obtained upon terms favorable to the Company. In addition to the foregoing, additional funding would be necessary for an accelerated expansion of the super-high-speed Internet access service, restoration of the subscription television sales and marketing efforts to achieve the Company's targeted 1998 subscriber levels, or to provide telephony and other two-way services. Therefore, the Company expects to seek additional financing during 1998. However, there can be no assurance that this capital either will be available to the Company, or, if available, will be provided on terms acceptable to the Company.

         On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective is to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical Area ("PMSA"). WP&Co. and the Company will jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion. There can be no assurance that the results of this effort will be successful.

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

         The Company is able to control the timing of deployment of capital resources based on the variable cost nature of the business and the incremental fixed cost per transmitter site constructed. The Company desires to pursue a business strategy based on the resumption of rapid subscriber growth. However, until additional capital is obtained to resume such a strategy, the Company intends to continue to operate in a cash conservation mode, as was done during the first quarter of 1998, thereby enabling the Company to operate for an extended period of time.

ITEM 2- Financial Statements

                            CELLULARVISION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                      March 31,    December 31,
                                                        1998           1997
                                                        ----           ----

                                                     (Unaudited)

Current assets:
    Cash and cash equivalents ..................... $     50,012   $    407,741
    Accounts receivable, net of allowance
      for doubtful accounts of $441,021
      and $290,984 ................................    1,254,074      1,233,501
    Due from affiliates ...........................      134,936        181,012
    Prepaid expenses and other ....................       50,488        112,058
                                                    ------------   ------------

            Total current assets ..................    1,489,510      1,934,312

    Property and equipment, net of
      accumulated depreciation of
      $6,624,862 and $5,277,052 ...................   20,233,943     20,607,744
    Intangible assets, net of accumulated
      amortization of $164,794 and $147,261 .......      185,855        203,388
    Debt placement fees ...........................       46,207         65,590
    Notes receivable from related parties .........      171,245        171,245
    Other noncurrent assets .......................      171,811        171,811
                                                    ------------   ------------

            Total assets .......................... $ 22,298,571   $ 23,154,090
                                                    ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................. $  4,800,696   $  1,873,317
    Accrued liabilities ...........................    1,118,117      2,093,148
    Current portion of notes payable ..............    5,205,427      4,993,997
    Other current liabilities .....................       21,496          2,761
                                                    ------------   ------------

            Total current liabilities .............   11,145,736      8,963,223

    Notes payable .................................    3,150,880      2,501,163
                                                    ------------   ------------

            Total liabilities .....................   14,296,616     11,464,386

Stockholders' equity:
    Common Stock, ($.01 par value; 40,000,000
      shares authorized; and 16,000,000
      shares issued and outstanding) ..............      160,000        160,000
    Preferred Stock,($.01 par value; 20,000,000
    shares authorized; none issued and
    outstanding) ..................................         --             --
    Additional paid-in  capital ...................   58,267,533     58,267,533
    Accumulated deficit ...........................  (50,425,578)   (46,737,829)
                                                    ------------   ------------

Stockholders' equity ..............................    8,001,955     11,689,704
                                                    ------------   ------------

           Total liabilities and
            Stockholders' equity .................. $ 22,298,571   $ 23,154,090
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                        1998           1997
                                                        ----           ----

Revenue ........................................   $  1,423,682    $    851,630

Expenses:
    Service costs ..............................        658,659         446,002
    Selling, general and
         administrative ........................      2,793,318       3,152,511
    Depreciation and amortization ..............      1,377,366         860,403
                                                   ------------    ------------

        Total Operating Expenses ...............      4,829,343       4,458,916
                                                   ------------    ------------

Operating loss .................................     (3,405,661)     (3,607,286)
Interest income ................................          6,914         288,216
Interest expense ...............................       (289,002)       (222,825)
Net loss .......................................   $ (3,687,749)   $ (3,541,895)

Per Share:

Basic loss per common share ....................   $       (.23)   $       (.22)

Weighted average common shares outstanding .....     16,000,000      16,000,000
                                                   ============    ============

Diluted loss per common share ..................   $       (.23)   $       (.22)

Weighted average common shares outstanding .....     16,000,000      16,000,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1998            1997
                                                        ----            ----

Cash flows from operating activities:

  Net loss ......................................   $(3,687,749)   $ (3,541,895)
   Adjustments to reconcile net loss to  net
     cash used in operating activities:
       Depreciation and amortization ............     1,377,366         860,403
       Amortization of placement fees ...........        19,383          19,383
       Provision for doubtful accounts ..........       150,037         116,908
   Changes in assets and liabilities:
       Accounts receivable ......................      (170,610)       (183,150)
       Notes receivable .........................          --           (81,000)
       Prepaid expenses and other ...............        61,570         (43,462)
       Accounts payable .........................     2,927,379        (232,499)
       Accrued liabilities ......................      (877,176)       (660,695)
       Other current liabilities ................        18,735        (159,568)
       Due to affiliates ........................        46,076         (15,361)
       Accrued interest .........................       (97,855)          4,995
       Other noncurrent assets ..................          --            (3,140)
                                                    -----------    ------------
           Net cash used in
             operating activities ...............      (232,844)     (3,919,081)
                                                    -----------    ------------

Cash flows from investing activities:
         Intangibles ............................          --           (82,566)
         Property and equipment additions .......      (986,032)     (1,672,885)
                                                    -----------    ------------
           Net cash provided by (used in)
             investing activities ...............      (986,032)     (1,755,451)
                                                    -----------    ------------

   Cash flows from financing activities:
         Proceeds from notes payable ............     1,191,147            --
         Repayment of note payable affiliate ....      (330,000)           --
                                                    -----------

           Net cash provided by (used in)
             financing activities ...............       861,147            --
           Net (decrease) increase in
             cash and cash equivalents ..........      (357,729)     (5,674,532)
Cash and cash equivalents, beginning of
     period .....................................       407,741      19,600,070
                                                    -----------    ------------

Cash and cash equivalents, end of period ........   $    50,012    $ 13,925,538

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------

                                                1998               1997
                                                ----               ----

Supplemental Cash Flow Disclosures:
    Cash paid for interest during the
      period................................  $191,147          $222,824

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

         In the opinion of the Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and notes thereto on Form 10-K. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. Legal Proceedings

         Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to any legal proceedings reported in Item 3 of such report.

3. Regulatory Matters

         The Company's Experimental License. In addition to its 10-year commercial license to operate an LMDS system in the New York Primary Metropolitan Statistical Area (PMSA), the Company holds an experimental LMDS license which was granted by the FCC in 1988 and has been renewed for full two-year terms on a bi-yearly basis. Other entities hold experimental licenses for LMDS use throughout the United States. In August 1993, the FCC approved the modification of this license to authorize two-way video, voice and data transmissions with variable modulation and bandwidth characteristics. The FCC granted the Company's most recent renewal application, effective September 1, 1997, for a new two-year license term. In addition, on December 11, 1997, the Company filed a modification application with the FCC seeking an additional 150 MHz in the 31.075-31.225 GHz band in order to conform the license to the Company's New York PMSA commercial license. This application was granted by the FCC and a modified experimental license was issued effective January 1, 1998, which now expires on January 1, 2000.

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

4. Subsequent Events

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

         The Company has agreed to register the resale of the shares of Common Stock issued, or to be issued, pursuant to the Proprietary Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. The total registration rights relating to shares of CVUS Common Stock under all the foregoing agreements and under all warrants previously outstanding prior to the consummation of these agreements is estimated to be approximately four million shares. Under certain circumstances the Company has agreed to pay liquidated damages in the event that certain of such shares are not registered within certain prescribed time periods.

          As a result of the foregoing financing agreements, as of April 15, 1998, the Company had committed sources of capital, coupled with internally generated funds, that would be adequate to satisfy its then-estimated minimum anticipated capital needs and operating expenses for the remainder of 1998 without requiring the restructuring of existing debt obligations. However, payments from the proceeds of the initial $3.5 million sale of Series A Convertible Preferred Stock pursuant to the Proprietary Purchase Agreement needed to address accounts payable to equipment vendors, programmers and providers of professional services, all of whom are critical to the Company's continued operations, substantially exceeded expectations. Therefore, the Company believes that it will be necessary to restructure one or more of the 1998 principal repayments due on outstanding indebtedness to assure that it has adequate committed sources of capital, coupled with internally generated funds, to satisfy minimum anticipated capital needs and operating expenses for the remainder of 1998. Currently, the Company has three principal payment obligations totaling approximately $3.5 million to three creditors due in calendar year 1998. To date the Company has had encouraging discussions with each of the three creditors, and believes that potential restructuring of all of them may be possible, and that restructuring of one or more of them is likely. However, there can be no assurance that the Company will be able to obtain the requisite restructuring, or if obtained, that it will be obtained upon terms favorable to the Company. In addition to the foregoing, additional funding would be necessary for an accelerated expansion of the super-high-speed Internet access service, restoration of the subscription television sales and marketing efforts to achieve the Company's targeted 1998 subscriber levels, or to provide telephony and other two-way services. Therefore, the Company expects to seek additional financing during 1998. However, there can be no assurance that this capital either will be available to the Company, or, if available, will be provided on terms acceptable to the Company.

         On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co., Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective is to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical Area ("PMSA"). WP&Co. and the Company will jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion. There can be no assurance that the results of this effort will be successful.

         On May 18, 1998, the Company received an offer from Shant Hovnanian, the Company's Chairman and Chief Executive Officer, to convey to the Company all of the outstanding shares of VisionStar, Inc. ("VisionStar"), a company wholly-owned by him, together with related patent application rights. VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a geostationary Ka-band telecommunications satellite at 113 degrees West Longitude, a position overlooking the continental United States. According to the FCC order granting the license, VisionStar proposes to offer interactive broadband services covering the nation and in urban areas in conjunction with broadband wireless operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing, distance learning and video programming. VisionStar proposes to offer services on a non-common carrier basis.

         The FCC requires Ka-band licensees to adhere to a strict timetable for system implementation, including a requirement that construction must be commenced within one year of license grant, and that the satellite be launched and operational within five years of grant. VisionStar has not yet entered into an agreement with a satellite manufacturer for construction of its satellite, but has informed the Company that it has received several proposals for such contracts. Mr. Hovnanian's offer assumes that all FCC milestones will be attained by May 31, 1998, and contemplates reimbursement by the Company of his verifiable VisionStar-related, out-of-pocket expenses, in an amount not to exceed $300,000, which would be payable in the form of a note due March 31, 1999, or upon the earlier consummation by the Company of a financing of $10 million or more.

         The Company intends to consider Mr. Hovnanian's offer thoroughly, to evlauate VisionStar's business plan and prospects and review its proposed contracts with satellite manufacturers, with a view toward accepting, rejecting or negotiating his proposal prior to May 31, 1998. If the Company accepts Mr. Hovnanian's offer, transfer of VisionStar's license is subject to prior FCC approval.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to any legal proceedings reported in Item 3 to such report.

ITEM 2 -- CHANGES IN SECURITIES

         For the quarter ended March 31, 1998, the Company did not make any sales of securities which were not registered under the Securities Act of 1933, as amended.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 -- OTHER INFORMATION

                  None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             27*   Financial Data Schedule

         b.  Current Reports on Form 8-K:

         The Company filed a Form 8-K dated January 30, 1998 providing specific information regarding the following:

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

                                              CELLULARVISION USA, INC.


Date: May 20, 1998                            By: /s/ Charles N. Garber

                                                  Charles N. Garber
                                                  Chief Financial Officer