Form 10-Q
period 1998-06-30
CELLULARVISION USA INC
filed 1998-08-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of June 30, 1998 was 16,110,000.

                            CELLULARVISION USA, INC.

                               INDEX TO FORM 10-Q

                                                                       Page(s)
                                                                       -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations ......................     3-7

Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and  December 31, 1997 ....................................      8

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended June 30, 1998 and 1997and the
         Six Months Ended June 30, 1998 and 1997 ...................      9

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 1998 and 1997 ...................     10

         Notes to Consolidated Financial Statements (unaudited) ....    11-15

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ........................................     16
ITEM 2 -- Changes in Securities ....................................     16
ITEM 3 -- Defaults Upon Senior Securities ..........................     16
ITEM 4 -- Submission of Matters to a Vote of Security Holders ......     16
ITEM 5 -- Other Information ........................................     16
ITEM 6 -- Exhibits and Reports on Form 8-K .........................     16

Signature Page .....................................................     17

PART I - FINANCIAL INFORMATION

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

Results of Operations

         On December 31, 1997, a decision was made to de-emphasize subscription television service, with an associated force reduction of 43 persons, almost all of whom were associated with subscription television sales, marketing and operations. On March 31, 1998, CVNY reduced its staff by an additional 13 full-time equivalent employees. These reductions were in subscription television operations staff, and included part-time and full-time customer service representatives and dispatchers. On August 5, 1998, CVNY further reduced its staff by an additional 25 persons. This downsizing resulted in a current CVNY employee count of 25 full-time equivalent employees. In addition to the de-emphasis on subscription television service, these reductions were made as part of the Company's overall plan to reduce expenses and conserve capital resources.

          Due to the decision to de-emphasize subscription television service on December 31, 1997, the related and subsequent reductions in force and the continuation of the aforementioned capital conservation measures, the subscriber base declined during the first six months of 1998. At the end of July, 1998, subscribers totaled approximately 12,000. The Company expects that the overall subscriber base will continue to decline in the immediate future, until the growth in the super-high-speed Internet subscriber base is sufficient to offset the expected losses in subscription television customers, or in the event that full-scale marketing of subscription television service is resumed upon the receipt of requisite funding. However, at the present time, the Company expects to discontinue its subscription television service by the end of 1998, as a result of the proposed assignment of spectrum, as discussed below. (See Liquidity and Capital Resources.)

         Six and Three Months Ended June 30, 1998 Compared to Six and Three Months Ended June 30, 1997.

         Revenue increased $830,000 from $1,957,000 for the six months ended June 30, 1997 to $2,787,000 for the six months ended June 30,1998 and increased $257,000 from $1,106,000 for the three months ended June 30, 1997 to $1,363,000 for the three months ended June 30,1998. These increases are a result of the 1998 periods reflecting the benefit of increases in the average subscriber base during 1997, net of service cancellations, and increases in the fees charged to subscribers.

         Service costs increased $166,000 from $955,000 for the six months ended June 30,1997 to $1,121,000 for the six months ended June 30,1998 and decreased $46,000 from $509,000 for the three months ended June 30, 1997 to $463,000 for the three months ended June 30, 1998. The increase for the six months ended June 30, 1998 is a result of the increase in revenue as discussed above since service costs, primarily fees paid to providers of television programming, increase with the growth of subscribers. This increase, however, is net of a decrease as a result of more favorable rates for programming that were negotiated by the Company during 1998. The decrease for the three months ended June 30, 1998 is a result of that period having the full benefit of the more favorable rates.

         Selling, general and administrative expenses decreased $885,000 from $6,662,000 for the six months ended June 30,1997 to $5,777,000 for the six months ended June 30, 1998 and decreased $526,000 from $3,510,000 for the three months ended June 30, 1997 to $2,984,000 for the three months ended June 30,1998. These decreases are primarily attributable to reduced head-count-related costs as a result of personnel reductions at the end of 1997 and the first quarter of 1998.

         Depreciation and amortization increased $933,000 from $1,796,000 for the six months ended June 30, 1997 to $2,729,000 for the six months ended June 30, 1998 and increased $417,000 from $935,000 for the three months ended June 30, 1997 to $1,352,000 for the three months ended June 30, 1998. These increases were due primarily to the 1998 periods having the full effect of the purchase of customer premises equipment, the purchase of equipment for additional transmitter sites and the continued build-out of the Company's customer service/administrative facilities in 1997.

         Interest expense increased $113,000 from $446,000 for the six months ended June 30, 1997 to $559,000 for the six months ended June 30, 1998 and increased $47,000 from $223,000 for the three months ended June 30, 1997 to $270,000 for the three months ended June 30, 1998. These increases are due primarily to the additional notes payable to Newstart Factors, Metromedia Fiber Network and an affiliate of J.P. Morgan.

         Interest income decreased $475,000 from $496,000 for the six months ended June 30, 1997 to $21,000 for the six months ended June 30, 1998 and decreased $194,000 from $208,000 for the three months ended June 30, 1997 to $14,000 for the three months ended June 30, 1998. These decreases are primarily due to decreases in the Company's cash position as the Company expended cash to fund operations and build out its network.

Liquidity and Capital Resources

         The Company has recorded net losses and negative operating cash flow in each period of its operations since inception, primarily due to the start-up costs incurred in connection with the commercial roll-out of the Company's system, slower than anticipated consumer acceptance of its service offerings to date and expenses incurred in connection with the LMDS rulemaking proceeding. During the six months ended June 30, 1998, the Company expended $3,166,000 on operating activities. During the same period, capital expenditures were $1,101,000, consisting primarily of transmitter and head-end equipment.

         Since the fourth quarter of 1997 and continuing to date, the Company is experiencing a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions. During 1998, the Company entered into several financing arrangements, as discussed below, which provide for , or potentially provide for, the issuance of equity securities at a discount from market prices at the time of funding, which could result in substantial dilution to existing stockholders

         On December 1, 1997, CVNY, a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). Pursuant to an agreement dated April 1, 1998, the Company and Newstart restructured the terms of such note as discussed below.

         On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to the holders (the "Holders") of the Company's Subordinated Exchange Notes (the "Original Notes"), an affiliate of J.P. Morgan, in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holders waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holders received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $.01 per share. Pursuant to agreements dated April 1, 1998 and July 16, 1998, the Company and the Holders restructured the terms of such notes as discussed below.

         On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marshall Capital Management, Inc. ("Marshall"), formerly Proprietary Convertible Investment Group, Inc., an affiliate of CS First Boston (the "Marshall Purchase Agreement"), the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall for $3.500,000. Subject to certain conditions, including the registration under the Securities Act of the underlying shares of Common Stock, the Marshall Purchase Agreement provides for the issuance, at the Company's option, of an additional 3,500 shares of Convertible Preferred Stock at a purchase price of $1,000 per share at any time on or after June 15, 1998 and prior to December 31, 1998. The Marshall Purchase Agreement also provides for the issuance, at Marshall's option, of an additional 3,000 shares of Convertible Preferred Stock at a purchase price of $1,000 per share during the three year period following April 6, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in Common Stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at the option of the holder at a conversion price equal to the lesser of (i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. In addition, the Company has the right to redeem all the Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of
(i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus
(ii) accrued and unpaid dividends thereon. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default. In addition, the Marshall Purchase Agreement contained certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6 million for a period of one year following the final issuance of Convertible Preferred Stock under the agreement. Pursuant to an agreement dated July 11, 1998, the Company and Marshall restructured the terms of the Marshall Purchase Agreement as discussed below.

         On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marion Interglobal Ltd. ("Marion"), (the "Marion Purchase Agreement"), the Company issued to Marion (i) a warrant to purchase (the "Warrant") up to $2,000,000 worth of shares of Common Stock (the "Warrant Shares") and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and the Warrant was exercisable (the "Exercisability Date") from and after the earlier to occur of
(i) the date on which there is an effective registration statement under the Securities Act of 1933, as amended, relating to the resale of the Warrant Shares and (ii) June 28, 1998. The Company has the right to cause Marion to exercise the Warrant following the Exercisability Date at the lesser of (i) 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock and (ii) $3.20 per share, provided that such price will in no event be less than $1.60 per share. The Company has the right to cancel the Warrant at any time prior to the Exercisability Date. On June 30, 1998, following the Company's exercise of its right to cause Marion to exercise the Warrant, Marion defaulted under the Marion Purchase Agreement. The Company is considering litigation against Marion for non-performance and resulting damages.

         On April 6, 1998, pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 of the proceeds from the sale of Convertible Preferred Stock to Marshall as a principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), including unpaid interest at the time, and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share. The New Note provides that CVNY will pay an additional $500,000 as a principal payment on or before the earlier to occur of (i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2,500,000 and (ii) ninety days following April 1, 1998. As a result of such a transaction in July of 1998, as discussed below, Newstart received $500,000. In addition, CVNY has the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of Newstart, the New Note may be converted in whole or in part into Common Stock at any time at a conversion price per share equal to 91% of the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice. However, Newstart may not convert more than $500,000 in principal amount of the New Note in any calendar month. The New Note is subject to acceleration upon the occurrence of certain events of default. Through July 31, 1998, Newstart has converted $500,000 in principal amount of the New Note into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. Any remaining unpaid principal balance under the New Note will be due on April 1, 1999.

         In order to effectuate the restructuring under the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the Holders of the Company's Subordinated Exchange Notes (the "Subordinated Exchange Notes Agreement") pursuant to which the Holders consented to such restructuring. In consideration for such consent, the Company granted the Holders warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock.

         In May of 1998, the Company registered 3,600,000 shares of Common Stock issued, or to be issued, pursuant to the Marshall Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. 1,250,000 shares registered in connection with the Marion Purchase Agreement were reallocated as a result of Marion's default, as discussed above. The Company expects that it will register additional shares in the future. Under certain circumstances, the Company has agreed to pay liquidated damages in the event that certain of such shares to be registered under these agreements are not registered within certain prescribed time periods.

         On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives.

The Company's primary objective was to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical Area ("PMSA"). WP&Co. and the Company intended to jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion.

         As a result of the foregoing financing agreements, the Company had committed sources of capital, coupled with internally generated funds, that it believed at April 15, 1998 would be adequate to satisfy its minimum anticipated capital needs and operating expenses for the remainder of 1998. However, certain of these transactions as originally contemplated were not completed and payments needed to address accounts payable to equipment vendors, programmers and providers of professional services, all of whom are critical to the Company's continued operations, substantially exceeded expectations. In addition, there were payment obligations totaling approximately $3,500,000 to three creditors due throughout the balance of 1998. The Company had encouraging discussions with each of the three creditors, and believed that potential restructuring of all of them might have been possible, and that restructuring of one or more of them was likely. However, there was no assurance that the Company would be able to obtain the requisite restructuring, or if obtained, that it would be obtained upon terms favorable to the Company. In addition to the foregoing, additional funding would be necessary for an accelerated expansion of the super-high-speed Internet access service or other future business strategies. As a result, the Company decided that it was in its best interest to enter into the following transaction.

         In July of 1998, pursuant to an agreement, dated July 10, 1998, between the Company and WinStar Communications, Inc. ("WinStar"), (the "WinStar Agreement"), the Company agreed to assign to WinStar 850 MHz of contiguous Local Multipoint Distribution Service ("LMDS") spectrum currently licensed to the Company throughout its licensed territory for $32,500,000 in cash. The transaction is subject to regulatory and shareholder approval and is expected to close in the fourth quarter of 1998. In connection with the WinStar Agreement, the Company has borrowed $3,500,000 from WinStar and, upon shareholder approval and the submission of required FCC filings, WinStar is obligated to lend an additional $2,000,000 to the Company. These borrowings will be repaid as an offset against the purchase price. The Company will use the loan proceeds to meet outstanding obligations and finance its operations pending the closing, following which it intends to repay all of its outstanding debt obligations. In the event that the WinStar transaction is terminated, under certain conditions, the Company may be required to pay WinStar a termination fee of $1,625,000 and reimburse WinStar for expenses in an amount not to exceed $325,000. As a result of the WinStar Agreement, the Company has paid an investment banking fee of $250,000 to WP&Co. and will be obligated to make an additional $800,000 payment upon closing.

         In order to effectuate the transaction under the WinStar Agreement, the Company and CVNY entered into a Supplemental Agreement, dated July 16, 1998, with the Holders of the Company's Subordinated Exchange Notes (the "Supplemental Agreement") pursuant to which the Holders consented to such restructuring and waived certain defaults. In consideration for such consent, the Company and CVNY paid a fee of $750,000, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The interest rate under the Subordinated Exchange Notes was increased to prime plus 10%, subject to a minimum rate of 18%. The Subordinated Exchange Notes with an unpaid principal balance now of $6,026,675 will be due April 30, 1999.

      Pursuant to a letter agreement dated July 11, 1998 (the "Letter Agreement"), the Company and Marshall have agreed to waive the Company Option and the Marshall Option, respectively, provided that the other party does not willfully breach any material covenant contained in (i) the Marshall Purchase Agreement, (ii) the certificate of designation of the Convertible Preferred Stock or (iii) the registration rights agreement (the "Registration Rights Agreement") relating to the registration of the underlying shares of Common Stock into which Marshall's shares of Convertible Preferred Stock are convertible. In addition, Marshall's waiver of the Marshall Option is subject to the condition that certain shareholders of the Company not willfully breach their respective voting agreements entered into pursuant to the Marshall Purchase Agreement. In addition, pursuant to the Letter Agreement, Marshall has waived the capital raising limitations contained in the Marshall Purchase Agreement that precluded certain equity-linked financing transactions in excess of $6,000,000 for a period of one year following the final issuance of Convertible Preferred Stock. In addition, as a result of certain ongoing negotiations during July, 1998 that ultimately resulted in the WinStar Agreement discussed above, Marshall has advised the Company of its view that certain securities law matters have resulted in an adjustment to the conversion price of the Convertible Preferred Stock (a "Repricing Event"). If Marshall's view is correct, a permanent conversion price in the amount of $.375 per share of Common Stock would be set. Through August 11, 1998, Marshall has converted 25 shares of the Convertible Preferred Stock into 67,538 shares of Common Stock and the remaining 3,475 shares of Convertible Preferred Stock would be convertible, subject to certain conditions and restrictions, into a minimum of approximately 9,300,000 shares of Common Stock, representing approximately 35.4% of the Company's outstanding shares of Common Stock, after giving effect to such conversion. However, the terms of the Convertible Preferred Stock provide that, except under certain conditions, no holder of Convertible Preferred Stock can convert such shares in excess of the number of such shares which, upon conversion, would exceed 19.99% of the number of outstanding shares of Common Stock on April 6, 1998 or 4.99% of the number of outstanding shares then issued and outstanding at any time.

      The assignment of spectrum to WinStar will require the Company to discontinue its subscription television service which has accounted for substantially all of the Company's revenues to date. While the Company believes that consummation of the WinStar transaction will give it sufficient liquidity to repay the WinStar loans and all of its other outstanding debt and other obligations, it does not expect to have a positive operating cash flow or any other source of financing prior to the second loan from WinStar. The Company is therefore taking measures to conserve its current cash reserves. After the WinStar transaction, the Company will retain a portion of its LMDS spectrum and consider the future course of its business, which might include pursuit of an internet and/or satellite-based telecommunications business, a multi-channel specialized video business, other transactions with third parties that may emerge in the future or an orderly liquidation.

Pro forma Information

      Effects on financial position

      At June 30, 1998, the Company had outstanding debt in the amount of approximately $13,100,000, including the current portion of notes payable in the amount of approximately $7,900,000 and accounts payable, accrued expenses and other liabilities in the amount of approximately $5,200,000, which the Company would satisfy out of the net proceeds from consummation of the WinStar transaction, after repayment to WinStar. The remaining funds would be available to the Company in the future course of its business which might include an internet and/or satellite-based telecommunications business, a multi-channel specialized video business, other transactions with third parties that may emerge in the future or an orderly liquidation.

      At June 30, 1998, the Company had property and equipment with a net carrying value aggregating approximately $3,099,000, represented by approximately $2,116,000 in set-top converters and approximately $983,000 in head-end equipment which may have little or no value and would be written off, although the Company will consider whether these assets have salvage or other nominal value. The Company believes that its remaining property and equipment may have value in the future course of its business.

      Effects on results of operations

      For the six months ended June 30, 1998, the Company generated approximately $2,787,000 in revenue and incurred approximately $1,121,000 in service costs. These amounts were generated almost entirely as a result of its subscription television service which the Company will discontinue upon consummation of the WinStar transaction. Revenue to be generated upon consummation of the WinStar transaction will depend upon the Company's future course of its business and cannot be predicted at this time.

      Selling, general and administrative expenses have decreased in the six months ended June 30, 1998 primarily attributable to reduced head-count-related costs as a result of personnel reductions at the end of 1997 and the first quarter of 1998 and will continue to decrease as a result of further reductions in early August, 1998.

      For the six months ended June 30, 1998, the Company incurred interest expense in the amount of approximately $559,000 which would not have been incurred if the WinStar transaction had been consummated on January 1, 1998.

Accounting Pronouncement

         In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and disclosure requirements for derivative instruments and hedging activities. It requires the Company to record all derivatives as either assets or liabilities and measure those instruments at fair value. The Company currently does not hold any derivative instruments and does not expect the adoption of SFAS 133 to have a material effect on the company's financial statements taken as a whole.

                            CELLULARVISION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                                                June 30,      December 31,
                                                                  1998            1997
                                                                  ----            ----

                                                              (Unaudited)
Current assets:
   Cash and cash equivalents .............................   $     76,716    $    407,741
   Accounts receivable, net of allowance
       for doubtful accounts of $590,546
       and $290,984 ......................................      1,293,732       1,233,501
   Due from affiliates ...................................         95,372         181,012
   Prepaid expenses and other ............................         43,377         112,058
                                                             ------------    ------------

                Total current assets .....................      1,509,197       1,934,312

   Property and equipment, net of
       accumulated depreciation of
       $7,971,059 and $5,277,052 .........................     19,014,303      20,607,744
   Intangible assets, net of accumulated
       amortization of $182,326 and $147,261 .............        168,323         203,388
   Debt placement fees ...................................         26,824          65,590
   Notes receivable from related parties .................             --         171,245
   Other noncurrent assets ...............................        174,454         171,811
                                                             ------------    ------------

                Total assets .............................   $ 20,893,101    $ 23,154,090
                                                             ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................   $  4,070,177    $  1,873,317
   Accrued liabilities ...................................      1,031,964       2,093,148
   Current portion of notes payable ......................      7,930,092       4,993,997
   Other current liabilities .............................         49,169           2,761
                                                             ------------    ------------


                Total current liabilities ................     13,081,402       8,963,223


   Notes payable .........................................             --       2,501,163
                                                             ------------    ------------

                Total liabilities ........................     13,081,402      11,464,386


Stockholders' equity:
   Common Stock, ($.01 par value; 40,000,000
      shares authorized; 16,110,000  and 16,000,000
      shares issued and outstanding) .....................        161,100         160,000
   Preferred Stock,($.01 par value; 20,000,000
      shares authorized):
      Series A Convertible ($1,000 stated value; 10,000
      shares authorized; 3,500 and no shares
      issued and outstanding) ............................      3,500,000              --
   Additional paid-in capital ............................     58,267,533      58,267,533
   Accumulated deficit ...................................    (54,116,934)    (46,737,829)
                                                             ------------    ------------

Stockholders' equity .....................................      7,811,699      11,689,704
                                                             ------------    ------------

                Total liabilities and
                Stockholders' equity .....................   $ 20,893,101    $ 23,154,090
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                              ---------------------------       -------------------------

                                                   1998            1997            1998            1997
                                                   ----            ----            ----            ----

Revenue ..................................   $  1,363,340    $  1,105,833    $  2,787,022    $  1,957,463

Expenses:
     Service costs .......................        462,530         509,320       1,121,189         955,322
     Selling, general and
     administrative ......................      2,984,106       3,509,681       5,777,424       6,662,192
Depreciation and amortization ............      1,351,706         935,267       2,729,072       1,795,670
                                             ------------    ------------    ------------    ------------

            Total Operating Expenses .....      4,798,342       4,954,268       9,627,685       9,413,184
                                             ------------    ------------    ------------    ------------

Operating loss ...........................     (3,435,002)     (3,848,435)     (6,840,663)     (7,455,721)

Interest income ..........................         14,114         207,640          21,028         495,856
Interest expense .........................       (270,468)       (222,825)       (559,470)       (445,650)
                                             ------------    ------------    ------------    ------------

Net loss .................................   $ (3,691,356)   $ (3,863,620)   $ (7,379,105)   $ (7,405,515)
                                             ============    ============    ============    ============

Per Share:

Basic loss per common share ..............   $       (.23)   $       (.24)   $       (.46)   $       (.46)

Weighted average common shares outstanding     16,110,000      16,000,000      16,055,304      16,000,000
                                             ============    ============    ============    ============

Diluted loss per common share ............   $         (?)   $       (.24)   $         (?)   $       (.46)

Weighted average common shares outstanding              ?      16,000,000               ?      16,000,000
                                             ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                       1998             1997
                                                       ----             ----

Cash flows from operating activities:

    Net loss ....................................   $(7,379,105)    $(7,405,515)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization ............     2,729,072       1,795,670
       Amortization of placement fees ...........        38,766          76,713
       Provision for doubtful accounts ..........       299,562         201,382
Changes in assets and liabilities:
       Accounts receivable ......................      (359,793)       (520,008)
       Notes receivable .........................       171,245         (81,000)
       Prepaid expenses and other ...............        68,681          31,935
       Accounts payable .........................     2,196,860         307,397
       Accrued liabilities ......................    (1,061,184)       (640,663)
       Other current liabilities ................        46,408        (210,577)
       Due from affiliates ......................        85,640         155,710
       Other noncurrent assets ..................        (2,643)         (4,834)
                                                    -----------    ------------
       Net cash used in
          operating activities ..................    (3,166,491)     (6,293,790)
                                                    -----------    ------------

Cash flows from investing activities:
          Intangibles ...........................            --         (93,670)
          Property and equipment additions ......    (1,100,566)     (3,423,584)
                                                    -----------    ------------
             Net cash provided by (used in)
                 investing activities ...........    (1,100,566)     (3,517,254)
                                                    -----------    ------------

   Cash flows from financing activities:
      Proceeds from sale of stock ...............     3,501,100              --
         Proceeds from notes payable ............     1,191,147              --
         Repayment of note payable ..............      (756,215)     (1,669,244)
                                                    -----------    ------------
         Net cash provided by (used in)
            financing activities ................     3,936,032      (1,669,244)
                                                    -----------    ------------
             Net (decrease) increase in
                 cash and cash equivalents ......      (331,025)    (11,480,288)
Cash and cash equivalents, beginning of
     period .....................................       407,741      19,600,070
                                                    -----------    ------------

Cash and cash equivalents, end of period ........   $    76,716    $  8,119,782
                                                    ===========    ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the
     period.......................................   $272,676           $445,648
                                                     ========           ========

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

         In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and notes thereto on Form 10-K. Operating results for the three-and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

         LMDS Auction. On July 30, 1997, the FCC announced its intent to commence the nationwide licensing of LMDS through a spectrum auction starting December 10, 1997. On November 10, 1997, the FCC released a Public Notice announcing its decision to postpone the LMDS auction from December 10, 1997 until February 18, 1998. The Commission granted this postponement to ensure the maximum participation by small businesses, many of which had requested additional time to secure financing in light of the elimination of installment payments. On February 18, 1998, the LMDS auction commenced. On March 25, 1998, the LMDS auction was concluded after 128 rounds of bidding. The FCC auctioned 864 of the 986 licenses up for bid, for a total of $578,663,029.

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

3. Related Party Transactions

         On May 18, 1998, the Company received an offer from Shant S. Hovnanian, the Company's Chairman and Chief Executive Officer, to convey to the Company all of the outstanding shares of VisionStar, Inc. ("VisionStar"), a company wholly-owned by him, together with related patent application rights. VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a geostationary Ka-band telecommunications satellite at 113 degrees West Longitude, a position overlooking the continental United States. According to the FCC order granting the license, VisionStar proposes to offer interactive broadband services covering the nation and in urban areas in conjunction with broadband wireless operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing, distance learning and video programming. VisionStar proposes to offer services on a non-common carrier basis.

         The FCC requires Ka-band licensees to adhere to a strict timetable for system implementation, including a requirement that construction must be commenced within one year of license grant, and that the satellite be launched and operational within five years of grant. VisionStar has informed the Company that it has entered into an agreement with a satellite manufacturer for construction of its satellite. Mr. Hovnanian's offer contemplates reimbursement by the Company of his verifiable VisionStar-related, out-of-pocket expenses, in an amount not to exceed $300,000, which would be payable in the form of a note due March 31, 1999, or upon the earlier consummation by the Company of a financing of $10,000,000 or more. The Company, through a special committee of the Board of Directors, has been considering Mr. Hovnanian's offer. The Company expects to receive the special committee's recommendation and take final action with respect to the offer in the near future.If the Company accepts Mr. Hovnanian's offer, transfer of VisionStar's license is subject to prior FCC approval.

4. Long-Term Notes

         (a) On December 1, 1997, CVNY, a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart").

         On April 6, 1998, pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 of the proceeds from the sale of Convertible Preferred Stock to Marshall as a principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), including unpaid interest at the time, and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share. The New Note provides that CVNY will pay an additional $500,000 as a principal payment on or before the earlier to occur of (i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2,500,000 and (ii) ninety days following April 1, 1998. As a result of such a transaction in July of 1998, as discussed below, Newstart received $500,000. In addition, CVNY has the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of Newstart, the New Note may be converted in whole or in part into Common Stock at any time at a conversion price per share equal to 91% of the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice. However, Newstart may not convert more than $500,000 in principal amount of the New Note in any calendar month. The New Note is subject to acceleration upon the occurrence of certain events of default. Through July 31, 1998, Newstart has converted $500,000 in principal amount of the New Note into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. Any remaining unpaid principal balance under the New Note will be due on April 1, 1999.

         (b) On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to the holders (the "Holders") of the Company's Subordinated Exchange Notes (the "Original Notes"), an affiliate of J.P. Morgan, in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holders waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holders received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $.01 per share. Pursuant to agreements dated April 1, 1998 and July 16, 1998, the Company and the Holders restructured the terms of such notes as discussed in Notes 5 and 8, respectively.

5. Stockholders' Equity

         (a) On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marshall Capital Management, Inc. ("Marshall"), formerly Proprietary Convertible Investment Group, Inc., an affiliate of CS First Boston (the "Marshall Purchase Agreement"), the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall for $3,500,000. Subject to certain conditions, including the registration under the Securities Act of the underlying shares of Common Stock, the Marshall Purchase Agreement provides for the issuance, at the Company's option, of an additional 3,500 shares of Convertible Preferred Stock at a purchase price of $1,000 per share at any time on or after June 15, 1998 and prior to December 31, 1998. The Marshall Purchase Agreement also provided for the issuance, at Marshall's option, of an additional 3,000 shares of Convertible Preferred Stock at a purchase price of $1,000 per share during the three year period following April 6, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in Common Stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at the option of the holder at a conversion price equal to the lesser of (i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. In addition, the Company has the right to redeem all the

Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of (i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus (ii) accrued and unpaid dividends thereon. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default. In addition, the Marshall Purchase Agreement contained certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6 million for a period of one year following the final issuance of Convertible Preferred Stock under the agreement. Pursuant to an agreement dated July 11, 1998, the Company and Marshall restructured the terms of the Marshall Purchase Agreement as discussed in Note 8.

         (b) On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marion Interglobal Ltd. ("Marion"), (the "Marion Purchase Agreement"), the Company issued to Marion (i) a warrant to purchase (the "Warrant") up to $2,000,000 worth of shares of Common Stock (the "Warrant Shares") and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and the Warrant was exercisable (the "Exercisability Date") from and after the earlier to occur of
(i) the date on which there is an effective registration statement under the Securities Act of 1933, as amended, relating to the resale of the Warrant Shares and (ii) June 28, 1998. The Company has the right to cause Marion to exercise the Warrant following the Exercisability Date at the lesser of (i) 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock and (ii) $3.20 per share, provided that such price will in no event be less than $1.60 per share. The Company has the right to cancel the Warrant at any time prior to the Exercisability Date. On June 30, 1998, following the Company's exercise of its right to cause Marion to exercise the Warrant, Marion defaulted under the Marion Purchase Agreement. The Company is considering litigation against Marion for non-performance and resulting damages.

         (c) In order to effectuate the restructuring under the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the Holders of the Company's Subordinated Exchange Notes (the "Subordinated Exchange Notes Agreement") pursuant to which the Holders consented to such restructuring. In consideration for such consent, the Company granted the Holders warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock.

         (d) In May of 1998, the Company registered 3,600,000 shares of Common Stock issued, or to be issued, pursuant to the Marshall Purchase Agreement, the Marion Purchase Agreement, the Newstart Agreement and the Subordinated Exchange Notes Agreement. 1,250,000 shares registered in connection with the Marion Purchase Agreement were reallocated as a result of Marion's default, as discussed above. The Company expects that it will register additional shares in the future. Under certain circumstances, the Company has agreed to pay liquidated damages in the event that certain of such shares to be registered under these agreements are not registered within certain prescribed time periods.

         (e) On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective was to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical Area ("PMSA"). WP&Co. and the Company intended to jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion. In connection with this agreement, WP&Co. received a warrant to purchase 50,000 shares of Common Stock at an exercise price of $.01 per share.

         (f) See Notes 4 and 8 for information on additional transactions which have resulted, and likely will continue to result in, the issuance of additional shares of the Company's Common Stock.

6. Legal Proceedings

         (a) On June 16, 1998, Susan K. Greaney, as Administrator for the Estate of Patrick J. Greaney, the Company's former President, filed a complaint with the Supreme Court of the State of New York, County of Kings. The complaint seeks payment of certain performance bonuses and expenses in connection with the late Mr. Greaney's employment agreement. The Company believes that this suit is likely to be resolved without a material adverse effect on the financial position of the Company.

         (b) On June 30, 1998, Charles N. Garber, the Company's former Chief Financial Officer, filed a demand for arbitration with the American Arbitration Association. Mr. Garber has asserted that his employment agreement was breached by the Company's failure to pay him guaranteed minimum annual performance bonuses. In his claim, Mr. Garber seeks damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. Based upon a preliminary review of the claim, the Company believes it to be materially overstated. The Company cannot make a determination at this time as to the possible outcome of the action.

However, the effect of such claim, if an adverse judgement were to be rendered, could have a material adverse effect on the financial position and liquidity in the period in which it is resolved.

         (c) See Note 8 to these financial statements for information on an additional legal proceeding concerning the Company.

         (d) Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

7. Commitments and Contingencies

         At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of equipment in the aggregate amount of approximately $3,200,000, net of deposits in the aggregate amount of approximately $600,000. Subsequent to that date, the Company has not entered into any similar commitments.

         Approximately $1,400,000 of this amount, net of deposits, is represented by set-top converters and head-end equipment which has been delivered to the Company but have experienced performance problems, as a result of which CT&T is presently involved in litigation with the vendor of this equipment. The Company has not accepted billings for this equipment and no amounts are reflected in the accompanying financial statements. In the event that the WinStar transaction, as discussed in Note 8, is consummated and the Company is ultimately forced to accept and pay for this equipment, the equipment may have little or no value and would be written off, although the Company would consider whether the equipment has salvage or other nominal value.

         Approximately $1,800,000 of this amount, net of deposits, represents long-term orders which are still outstanding for modems that would be usable by the Company in a high-speed internet access business.

8. Subsequent Events

         (a) In July of 1998, pursuant to an agreement, dated July 10, 1998, between the Company and WinStar Communications, Inc. ("WinStar"), (the "WinStar Agreement"), the Company agreed to assign to WinStar 850 MHz of contiguous Local Multipoint Distribution Service ("LMDS") spectrum currently licensed to the Company throughout its licensed territory for $32,500,000 in cash. The transaction is subject to regulatory and shareholder approval and is expected to close in the fourth quarter of 1998. In connection with the WinStar Agreement, the Company has borrowed $3,500,000 from WinStar and, upon shareholder approval and the submission of required FCC filings, WinStar is obligated to lend an additional $2,000,000 to the Company. These borrowings will be repaid as an offset against the purchase price. The Company will use the loan proceeds to meet outstanding obligations and finance its operations pending the closing, following which it intends to repay all of its outstanding debt obligations. In the event that the WinStar transaction is terminated, under certain conditions, the Company may be required to pay WinStar a termination fee of $1,625,000 and reimburse WinStar for expenses in an amount not to exceed $325,000. As a result of the WinStar Agreement, the Company has paid an investment banking fee of $250,000 to WP&Co. and will be obligated to make an additional $800,000 payment upon closing.

         (b) In order to effectuate the sale under the WinStar Agreement, the Company and CVNY entered into a Supplemental Agreement, dated July 16, 1998, with the Holders of the Company's Subordinated Exchange Notes (the "Supplemental Agreement") pursuant to which the Holders consented to such restructuring and waived certain defaults. In consideration for such consent, the Company and CVNY paid a fee of $750,000, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The interest rate under the Subordinated Exchange Notes was increased to prime plus 10%, subject to a minimum rate of 18%. The Subordinated Exchange Notes with an unpaid principal balance now of $6,026,675 will be due April 30, 1999.

         (c) Pursuant to a letter agreement dated July 11, 1998 (the "Letter Agreement"), the Company and Marshall have agreed to waive the Company Option and the Marshall Option, respectively, provided that the other party does not willfully breach any material covenant contained in (i) the Marshall Purchase Agreement, (ii)the certificate of designation of the Convertible Preferred Stock or (iii) the registration rights agreement (the "Registration Rights Agreement") relating to the registration of the underlying shares of Common Stock into which Marshall's shares of Convertible Preferred Stock are convertible. In addition, Marshall's waiver of the Marshall Option is subject to the condition that certain shareholders of the Company not willfully breach their respective voting agreements entered into pursuant to the Marshall Purchase Agreement. In addition, pursuant to the Letter Agreement, Marshall has waived the capital raising limitations contained in the Marshall Purchase Agreement that precluded certain equity-linked financing transactions in excess of $6,000,000 for a period of one year following the final issuance of Convertible Preferred Stock. In addition, as a result of certain ongoing negotiations during July, 1998 that ultimately resulted in the WinStar Agreement discussed above, Marshall has advised the Company of its view that certain securities law matters have resulted in an adjustment to the conversion price of the Convertible Preferred Stock (a "Repricing Event"). If Marshall's view is correct, a permanent conversion price in the amount of $.375 per share of Common Stock would be set. Through August 11, 1998, Marshall has converted 25 shares of the Convertible Preferred Stock into 67,538 shares of Common Stock and the remaining 3,475 shares of Convertible

Preferred Stock would be convertible, subject to certain conditions and restrictions, into a minimum of approximately 9,300,000 shares of Common Stock, representing approximately 35.4% of the Company's outstanding shares of Common Stock, after giving effect to such conversion. However, the terms of the Convertible Preferred Stock provide that, except under certain conditions, no holder of Convertible Preferred Stock can convert such shares in excess of the number of such shares which, upon conversion, would exceed 19.99% of the number of outstanding shares of Common Stock on April 6, 1998 or 4.99% of the number of outstanding shares then issued and outstanding at any time.

         (d) On July 22, 1998, a summary judgment in the amount of approximately $190,000 was entered in the Civil Court of the City of New York against the Company in connection with the lease on the Company's former executive offices in New York City. The Company is presently considering an appeal of this decision and, at the same time, is in settlement discussions in this matter. The claim, if an adverse judgement were to be executed, could have a material adverse effect on the liquidity of the Company.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

         Notes 6 and 8 to the accompanying financial statements are incorporated herein by reference.

ITEM 2 -- CHANGES IN SECURITIES

         Notes 4, 5 and 8 to the accompanying financial statements are incorporated herein by reference.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following two matters were submitted to, and voted upon by, the stockholders in conjunction with the Annual Meeting of Stockholders held on May 20, 1998:

         1. The election of six members to the Board of Directors of the Company to serve until the next Annual Meeting of Stockholders to be held in 1999 (the "1999 Meeting") or until their successors are duly elected.

         2. The appointment of independent auditors of the Company for the 1998 fiscal year to serve until the 1999 Meeting or until their successors are duly elected.

         With respect to the election of Directors, the Board, at the recommendation of the Nominating Committee, designated six Nominees for election as directors of the Board to serve until the 1999 Meeting or until their successors are duly elected and qualified. The Board unanimously recommended a vote "FOR" the election of the Nominees to the Board. The stockholders approved the election of the six Nominees to the Board by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting.

         With respect to the appointment of independent auditors of the Company, the Board, at the recommendation of the Audit Committee, proposed that the stockholders appoint the firm of Coopers & Lybrand LLP, now PricewaterhouseCoopers LLP ("PWC"), to serve as the independent auditors of the Company for the 1998 fiscal year until the 1999 Meeting. PWC served as the Company's independent auditors for the 1997 fiscal year. The Board unanimously recommended a vote "FOR" the approval of this proposal. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting.

ITEM 5 -- OTHER INFORMATION

         None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             27*   Financial Data Schedule

         b.  Current Reports on Form 8-K:

             None.

*  Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CELLULARVISION USA, INC.


Date: August 14, 1998                         By: /s/ Shant S. Hovnanian

                                              Shant S. Hovnanian
                                              Chairman, President and
                                              Chief Financial Officer