Form 10-Q/A
period 1998-06-30
CELLULARVISION USA INC
filed 1998-08-24
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

      The Company hereby amends and restates its entire Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998. As a result of an inadvertent oversight, the "Diluted loss per common share" and the corresponding "Weighted average common shares outstanding" on the Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 1998 contained in Part I were omitted.

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

                                              CELLULARVISION USA, INC.


Date: August 24, 1998                         By: /s/ Shant S. Hovnanian

                                              Shant S. Hovnanian
                                              Chairman and President

Date: August 24, 1998                         By: /s/ Angela M. Vaccaro

                                              Angela M. Vaccaro
                                              Controller and Chief Accounting
                                              Officer