Form 10-Q
period 1998-09-30
CELLULARVISION USA INC
filed 1998-11-16
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

           140 58th Street , Loft 7E
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of September 30, 1998 was 17,094,361.

                            CELLULARVISION USA, INC.

                               INDEX TO FORM 10-Q

                                                                     Page(s)____

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of
Operations..................................................................3-8

Financial Statements

      Consolidated Balance Sheets as of September 30, 1998
      (unaudited) and December 31,1997....................................... 9

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended September 30, 1998 and 1997 and the
      Nine Months Ended September 30, 1998 and 1997......................... 10

      Consolidated Statements of Cash Flows (unaudited) for the
      Nine Months Ended September 30, 1998 and 1997......................... 11

      Notes to Consolidated Financial Statements (unaudited)..............12-16

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings................................................. 17
ITEM 2 -- Changes in Securities............................................. 17
ITEM 3 -- Defaults Upon Senior Securities................................... 17
ITEM 4 -- Submission of Matters to a Vote of Security Holders............... 17
ITEM 5 -- Other Information................................................. 17
ITEM 6 -- Exhibits and Reports on Form 8-K.................................. 17

Signature Page.............................................................. 18

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

Information Relating to Forward-Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to service and repay debt, the ability to incur additional debt, as necessary, to make capital expenditures as well as other factors that may effect the Company's financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Quarterly Report regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      On December 31, 1997, a decision was made to de-emphasize subscription television service, with an associated force reduction of 43 persons, almost all of whom were associated with subscription television sales, marketing and operations. On March 31, 1998, CellularVision of New York, L. P. ("CVNY"), a wholly-owned subsidiary of the Company,reduced its staff by an additional 13 full-time equivalent employees. These reductions were in subscription television operations staff, and included part-time and full-time customer service representatives and dispatchers. On August 5, 1998, CVNY further reduced its staff by an additional 25 persons. This downsizing, as well as other turnover, resulted in a current CVNY employee count of 23 full-time equivalent employees. In addition to the de-emphasis on subscription television service, these reductions were made as part of the Company's overall plan to reduce expenses and conserve capital resources.

      Due to the decision to de-emphasize subscription television service on December 31, 1997, the related and subsequent reductions in force and the continuation of the aforementioned capital conservation measures, as well as the Company's announced intention to discontinue its multi-channel subscription television business as a result of the pending assignment of spectrum, as discussed below, the subscriber base declined during the first nine months of 1998. At the end of September1998, subscribers totaled approximately 2,000. While the Company is planning to offer a limited number of non-premium channels to existing subscribers without charge, the overall subscriber base will likely continue to decline in the immediate future. However, notwithstanding the level of subscribers, there will be no revenues generated from this service.

Nine and Three Months Ended September 30, 1998 Compared to Nine and Three Months Ended September 30, 1997

      Revenue increased $602,000 from $3,354,000 for the nine months ended September 30, 1997 to $3,956,000 for the nine months ended September 30,1998 and decreased $227,000 from $1,396,000 for the three months ended September 30, 1997 to $1,169,000 for the three months ended September 30,1998. The increase for the nine months ended September 30, 1998 is a result of the first six months of 1998 reflecting the benefit of increases in the average subscriber base during 1997, net of service cancellations, and increases in the fees charged to subscribers. This increase for the nine months ended September 30, 1998, is net of a decrease for the three months ended September 30, 1998 as a result of continued service cancellations, which also accounted for the decrease in revenues for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

      Service costs decreased $95,000 from $1,614,000 for the nine months ended September 30,1997 to $1,519,000 for the nine months ended September 30,1998 and decreased $261,000 from $659,000 for the three months ended September 30, 1997 to $398,000 for the three months ended September 30, 1998. The decrease for the nine months ended September 30, 1998 is a result of the substantial decrease for the three months ended September 30, 1998 as a result of continued service cancellations during that period, as well as the termination of service from several premium channel programmers.

      Selling, general and administrative expenses decreased $1,642,000 from $9,745,000 for the nine months ended September 30,1997 to $8,103,000 for the nine months ended September 30, 1998 and decreased $414,000 from $3,285,000 for the three months ended September 30, 1997 to $2,871,000 for the three months ended September 30,1998. These decreases are primarily attributable to reduced head-count-related costs as a result of personnel reductions at the end of 1997 and during the first and third quarters of 1998. The decrease for the three months ended September 30, 1998 is net of increases in legal expenses and costs incurred in connection with settling certain claims brought against the Company.

      Bad debt expense increased $808,000 from $353,000 for the nine months ended September 30, 1997 to $1,161,000 for the nine months ended September 30, 1998 and increased $710,000 from $151,000 for the three months ended September 30, 1997 to $861,000 for the three months ended September 30, 1998. The increase for the nine months ended September 30, 1998 is a result of the substantial increase for the three months ended September 30, 1998. As a result of the Company's de-emphasis of subscription television services, the related reductions in force and the termination of service from several premium channel programmers, the Company has experienced a high level of service cancellations and a drastic decrease in collections from subscribers which has continued to date. While the Company has significantly increased its allowance for bad debts at September 30, 1998 to reflect these developments, it is considering several options to vigorously pursue collection of past due accounts.

      Depreciation and amortization increased $1,372,000 from $2,852,000 for the nine months ended September 30, 1997 to $4,224,000 for the nine months ended September 30, 1998 and increased $439,000 from $1,056,000 for the three months ended September 30, 1997 to $1,495,000 for the three months ended September 30, 1998. These increases were due primarily to the 1998 periods having the full effect of the purchase of customer premises equipment, the purchase of equipment for additional transmitter sites and the continued build-out of the Company's customer service/administrative facilities in 1997.

      Interest expense and financing fees increased $1,394,000 from $607,000 for the nine months ended September 30, 1997 to $2,001,000 for the nine months ended September 30, 1998 and increased $1,035,000 from $161,000 for the three months ended September 30, 1997 to $1,196,000 for the three months ended September 30, 1998. These increases are due primarily to the interest expense incurred in connection with additional notes payable to Newstart Factors, Metromedia Fiber Network and Morgan Guaranty Trust Company of New York and financing fees paid in connection with the Marshall Capital Management and Morgan Guaranty financings, as described below in more detail.

      Interest income decreased $565,000 from $597,000 for the nine months ended September 30, 1997 to $32,000 for the nine months ended September 30, 1998 and decreased $90,000 from $101,000 for the three months ended September 30, 1997 to $11,000 for the three months ended September 30, 1998. These decreases are primarily due to decreases in the Company's cash position as the Company expended cash to fund operations and build out its network.

Liquidity and Capital Resources

      The Company has recorded net losses and negative operating cash flow in each period of its operations since inception, primarily due to the start-up costs incurred in connection with the commercial roll-out of the Company's system, slower than anticipated consumer acceptance of its service offerings to date and expenses incurred in connection with the LMDS rulemaking proceeding. During the nine months ended September 30, 1998, the Company expended $5,798,000 on operating activities. During the same period, capital expenditures were $1,194,000, consisting primarily of transmitter and head-end equipment.

      Since the fourth quarter of 1997 and continuing to date, the Company is experiencing a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions and reductions in its subscriber base. During 1998, the Company entered into several financing arrangements, as discussed below, which provide for, or potentially provide for, the issuance of equity securities at a discount from market prices at the time of funding, which could result in substantial dilution to existing stockholders.

      On December 1, 1997, CVNYentered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). On April 6, 1998, pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 of the proceeds from the sale of Convertible Preferred Stock to Marshall, as discussed below, as a principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), including unpaid interest at the time, and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share. The New Note provided that CVNY will pay an additional $500,000 as a principal payment on or before the earlier to occur of
(i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2,500,000 and (ii) ninety days following April 1, 1998. As a result of such a transaction in July of 1998, as discussed below, Newstart received $500,000. In addition, CVNY had the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of Newstart, the New Note may be converted in whole or in part into Common Stock at any time at a conversion price per share equal to 91% of the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice. Newstart may not convert more than $500,000 in principal amount of the New Note in any calendar month. The New Note is subject to acceleration upon the occurrence of certain events of default. Through November 13, 1998, $500,000 in principal amount of the New Note has been converted into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. Any remaining unpaid principal balance, including accrued interest, under the New Note will be due on April 1, 1999. As disclosed in amendments to a Form 13D filed by Newstart in connection with its beneficial ownership of the Company's Common Stock, on October 19, 1998, Newstart sold the New Note to Akcess Pacific Group, LLC ("Akcess").

      On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to Morgan Guaranty Trust Company of New York, the holder (the "Holder") of the Company's Subordinated Exchange Notes (the "Original Notes"), in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holder waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holder received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $.01 per share. In order to effectuate the restructuring under the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the Holder pursuant to which the Holder consented to such restructuring. In consideration for such consent, the Company granted the Holder warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock. In order to effectuate the transaction under the WinStar Agreement, as discussed below, the Company and CVNY entered into a Supplemental Agreement, dated July 16, 1998, with the Holder pursuant to which the Holder consented to such restructuring and waived certain defaults. In consideration for such consent, the Company and CVNY paid a fee of $750,000, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The interest rate under the Subordinated Exchange Notes was increased to prime plus 10%, subject to a minimum rate of 18%. The Subordinated Exchange Notes with an aggregate unpaid principal balance of $6,026,675 will be due the earlier of closing of the WinStar transaction or April 30, 1999.

      On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marshall Capital Management, Inc. ("Marshall"), formerly Proprietary Convertible Investment Group, Inc., an affiliate of Credit Suisse First Boston (the "Marshall Purchase Agreement"), the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall for $3,500,000. The Marshall Purchase Agreement also provided for additional issuances of Convertible Preferred Stock in the amounts of $3,000,000 and $3,500,000 and contained certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6,000,000 for a period of one year following the final issuance of Convertible Preferred Stock; however, subject to certain conditions, these provisions were subsequently waived by mutual agreement of the parties pursuant to a letter agreement dated July 11, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in Common Stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at the option of the holder at a conversion price equal to the lesser of (i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default under terms described in the Certificate of Redemption of the Convertible Preferred Stock. In addition, the Company has the right to redeem all the Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of (i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus (ii) accrued and unpaid dividends thereon.

      Marshall has advised the Company of its view that the conversion price of the Convertible Preferred Stock is subject to adjustment pursuant to a Registration Rights Agreement between the Company and Marshall as a result of two repricing events: the first occurring on June 19, 1998 as a result of Marshall's inability to sell shares of Common Stock during the period when the Company was in negotiations with third parties regarding an assignment of all or a portion of its spectrum, and the second occurring on July 22, 1998 as a result of the Company's failure to register additional shares of Common Stock for sale by Marshall. On October 12, 1998, the Company and Marshall executed a letter agreement (the "Letter Agreement") pursuant to which Marshall agreed to refrain from converting or redeeming (the "Standstill") any of its shares of Convertible Preferred Stock in the event certain conditions (the "Standstill Conditions") were satisfied. Also pursuant to the Letter Agreement, the Company acknowledged and confirmed that a repricing event had occurred and, as a result, that the conversion price relating to all conversions of Convertible Preferred Stock that Marshall effects as a result of the failure of any Standstill Condition to be satisfied will be $.09375. Through November 13, 1998, Marshall has converted 33 shares of Convertible Preferred Stock into 100,656 shares of Common Stock. At the agreed upon conversion price, Marshall's remaining 3,463 shares of Convertible Preferred Stock would be convertible, subject to certain conditions and restrictions, into 36,938,666 shares of the Company's Common Stock, representing approximately 68% of the Company's outstanding shares of Common Stock, after giving effect to such conversion. However, the terms of the Convertible Preferred Stock provide that, except under certain conditions, no holder of Convertible Preferred Stock can convert such shares in excess of the number of such shares which, upon conversion, would exceed 19.99% of the number of outstanding shares of Common Stock on April 6, 1998. In addition, no holder may convert shares of the Convertible Preferred Stock if, after giving effect to such conversion, such holder would beneficially own more than 4.99% of the outstanding shares of Common Stock.

      The Standstill Condition relating to stockholder approval of the assignment of spectrum contemplated by the WinStar Agreement, as discussed below, required that stockholder approval be obtained by October 20, 1998, which did not occur. Accordingly, Marshall is no longer subject to the Standstill. However, as disclosed in a Form 13D filed by Akcess on October 19, 1998, in addition to acquiring the New Note from Newstart, Akcess entered into an agreement with Marshall pursuant to which Akcess will purchase the Common Stock of the Company issued to Marshall upon conversion of the Convertible Preferred Stock held by Marshall. On October 23, 1998, the Company received a request from Marshall for the conversion of 76 shares of Convertible Preferred Stock into 828,501 shares of Common Stock. The Company has informed Marshall of its view that Marshall, by virtue of its apparent membership in a group including Akcess, already holds beneficial ownership (as defined in certain rules under the Securities Exchange Act of 1934) of more than 4.99% of the Company's Common Stock and that further conversions of the Convertible Preferred Stock were prohibited. Pursuant to the Letter Agreement, Marshall agreed that it will require the Company to redeem the Convertible Preferred Stock upon consummation of the spectrum assignment at a cash price equal to 130% of (i) the stated value ($1,000 per share) plus (ii) accrued and unpaid dividends.

      On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998 (the "Marion Purchase Agreement"), between the Company and Marion Interglobal Ltd. ("Marion"), the Company issued to Marion (i) a warrant to purchase up to $2,000,000 worth of shares of Common Stock and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and Marion was required to exercise the warrant at 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock subject to a maximum of $3.20 per share and a minimum of $1.60 per share. On June 30, 1998, following the Company's demand to pay the warrant exercise price, Marion defaulted under the Marion Purchase Agreement. The Company plans to commence litigation against Marion for non-performance and resulting damages.

      In May of 1998, the Company registered 3,600,000 shares of Common Stock issued, or to be issued, pursuant to the Marshall Purchase Agreement, the Marion Purchase Agreement and the Newstart Agreement. 1,250,000 shares registered in connection with the Marion Purchase Agreement were reallocated as a result of Marion's default, as discussed above. The Company may be required to register additional shares in the future. Under certain circumstances, the Company has agreed to pay liquidated damages in the event that certain of such shares to be registered under these agreements are not registered within certain prescribed time periods.

      On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective was to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical

Area. WP&Co. and the Company intended to jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion.

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

      In July of 1998, pursuant to an agreement, dated July 10, 1998 (the "WinStar Agreement"), between the Company and WinStar Communications, Inc. ("WinStar"), the Company agreed to assign to WinStar 850 MHz of contiguous Local Multipoint Distribution Service ("LMDS") spectrum currently licensed to the Company throughout its licensed territory for $32,500,000 in cash. The transaction is subject to regulatory and shareholder approval, both of which have been received. In connection with the WinStar Agreement, the Company has borrowed $3,500,000 which will be repaid as an offset against the purchase price. The Company used the loan proceeds to meet outstanding obligations and finance its operations pending the closing, following which it intends to repay all of its outstanding debt obligations. In the event that the WinStar transaction is terminated, under certain conditions, the Company may be required to pay WinStar a termination fee of $2,500,000 (which amount was increased from $1,625,000 as a result of WinStar agreeing to an extension of the date by which shareholder approval was to have been obtained) and reimburse WinStar for expenses in an amount not to exceed $325,000. As a result of the WinStar Agreement, the Company has paid an investment banking fee of $250,000 to WP&Co. and will be obligated to make an additional $800,000 payment upon closing.

      The assignment of spectrum to WinStar required the Company to discontinue its subscription television service, which it has done on November 4, 1998, and which has accounted for substantially all of the Company's revenues to date. While the Company believes that consummation of the WinStar transaction will give it sufficient liquidity to repay the WinStar loan and all of its other outstanding debt and other obligations, it does not expect to have a positive operating cash flow or any other source of financing prior to the closing of this transaction. The Company is therefore taking measures to conserve its current cash reserves. After the WinStar transaction, the Company will retain a portion of its LMDS spectrum and consider the future course of its business, which might include pursuit of an internet business, a multi-channel specialized video business, other transactions with third parties that may emerge in the future or an orderly liquidation.

      On November 9, 1998, WinStar funded the purchase price for the assignment of spectrum into escrow. In connection therewith, the initial loan to WinStar in the amount of $3,500,000, plus accrued interest, was repaid to WinStar as an offset against the purchase price. An aggregate of $157,550 represented by an additional loan from WinStar was disbursed out of the escrow account of which $148,050 was paid to Boston Financial (see Note 5 to the accompanying financial statements) as payments due under the remaining initial lease term. The notes for both of the loans from WinStar are being held in escrow.

      Upon FCC approval of the WinStar transaction becoming a final, nonappealable order no longer subject to review or reconsideration, expected to be November 24, 1998, the notes for the WinStar borrowings will be returned to the Company and the escrow funds will be released after: (i) the escrow of an additional $450,000 pending resolution of the Boston Financial matter and approximately $371,000 pending satisfaction of the unpaid balance under a promissory note issued by CVNY to Metromedia Fiber Network due on October 31, 1998 and (ii) the repayment of approximately $6,569,000 representing the aggregate unpaid principal balance, prepayment penalty and interest due to the Holder of the Subordinated Exchange Notes.

      In the event that such FCC approval is not received by January 31, 1999, the escrow funds and notes for the WinStar borrowings will be returned to WinStar, the loans will continue as outstanding and WinStar will reassign the spectrum back to the Company.

Pro forma Information

      Effects on financial position

      At September 30, 1998, the Company had outstanding debt in the amount of approximately $16,394,000, including the current portion of notes payable in the amount of approximately $10,680,000, including the $3,500,000 loan from WinStar, and accounts payable, accrued expenses and other liabilities in the amount of approximately $5,714,000, as well as Convertible Preferred Stock with an aggregate Mandatory Redemption Price of approximately $4,600,000, which the Company would satisfy out of the net proceeds from consummation of the WinStar transaction. The remaining funds would be available to the Company in the future course of its business which might include an internet business, a multi-channel specialized video business, other transactions with third parties that may emerge in the future or an orderly liquidation.

      At September 30, 1998, the Company had property and equipment with a net carrying value aggregating approximately $2,862,000, represented by approximately $1,924,000 in set-top converters and approximately $ 938,000 in head-end equipment which may have little or no value and would be written off, although the Company will consider whether these assets have salvage or other nominal value. The Company believes that its remaining property and equipment may have value in the future course of its business.

      Effects on results of operations

      For the nine months ended September 30, 1998, the Company generated approximately $3,956,000 in revenues and incurred approximately $1,519,000 in service costs. These amounts were generated almost entirely as a result of its subscription television service which the Company will discontinue upon consummation of the WinStar transaction. Revenues to be generated upon consummation of the WinStar transaction will depend upon the Company's future course of its business and cannot be predicted at this time.

      Selling, general and administrative expenses have decreased in the nine months ended September 30, 1998 primarily attributable to reduced head-count-related costs as a result of personnel reductions at the end of 1997 and during the first and third quarters of 1998.

      For the nine months ended September 30, 1998, the Company incurred interest expense and financing fees in the amount of approximately $2,001,000 which would not have been incurred if the WinStar transaction had been consummated on January 1, 1998.

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

Year 2000 compliance

      The Company is currently addressing the extent, if any, to which its systems may be affected by the "Year 2000" or "Y2K" problem whereby computer programs may recognize a date using "00" as the year 1900 instead of the year 2000. Based upon its review to date, the Company believes that its systems either will not be materially effected by the Year 2000 problem or will be addressed by the end of 1999 at a cost that would not be material to the Company.

      However, since the Company will be considering the future course of its business after consummation of the WinStar transaction, there are inherent uncertainties as to the extent to which the Year 2000 problem may effect the Company in the future. However, since the Year 2000 problem has been identified on such a broad basis, the Company believes that relationships with vendors and suppliers, including systems and service providers, in the future course of its business would only occur after the Company has satisfied itself that such companies are Year 2000 compliant.

                            CELLULARVISION USA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,        December 31,
                                                                               1998                1997
                                                                           ------------         ------------
                ASSETS                                                     (unaudited)
Current assets:
    Cash                                                                   $    351,917         $    407,741
    Accounts receivable, net of allowance for
      doubtful accounts of $1,451,237 and $290,984                              644,172            1,233,501
    Due from affiliates                                                          67,870              181,012
    Prepaid expenses and other                                                   62,806              112,058
                                                                           ------------         ------------

    Total current assets                                                      1,126,765            1,934,312

Property and equipment, net of accumulated depreciation
  of $9,448,444 and $5,277,052                                               17,630,141           20,607,744
Intangible assets, net of accumulated amortization of
  $199,859 and $147,261                                                         150,790              203,388
Debt placement fees                                                               7,441               65,590
Notes receivable from related parties                                                --              171,245
Other noncurrent assets                                                         149,457              171,811
                                                                           ------------         ------------

    Total assets                                                           $ 19,064,594         $ 23,154,090
                                                                           ============         ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  4,053,610         $  1,873,317
    Accrued liabilities                                                       1,443,398            2,093,148
    Current portion of notes payable                                         10,680,092            4,993,997
    Other current liabilities                                                   216,710                2,761
                                                                           ------------         ------------

    Total current liabilities                                                16,393,810            8,963,223

Notes payable                                                                        --            2,501,163
                                                                           ------------         ------------

    Total liabilities                                                        16,393,810           11,464,386

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000 shares
      authorized; 17,094,361 and 16,000,000 shares issued
      and outstanding)                                                          170,944              160,000
    Preferred stock ($.01 par value; 20,000,000 shares authorized):
      Series A Convertible ($1,000 stated value; 10,000 shares
        authorized; 3,467 and no shares issued and outstanding)               3,467,000                   --
    Additional paid-in-capital                                               58,790,689           58,267,533
    Accumulated deficit                                                     (59,757,849)         (46,737,829)
                                                                           ------------         ------------

    Stockholders' equity                                                      2,670,784           11,689,704
                                                                           ------------         ------------

    Total liabilities and stockholders' equity                             $ 19,064,594         $ 23,154,090
                                                                           ============         ============

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three months ended                    Nine months ended
                                                   September 30,                        September 30,
                                         -------------------------------       -------------------------------
                                              1998               1997              1998               1997
                                         ------------       ------------       ------------       ------------
Revenues                                 $  1,169,434       $  1,396,403       $  3,956,456       $  3,353,866

Expenses:
     Service costs                            398,234            658,972          1,519,423          1,614,294
     Selling, general and
         administrative                     2,870,916          3,284,662          8,102,678          9,745,472
     Bad debts                                860,691            151,167          1,161,353            352,549
     Depreciation and amortization          1,494,918          1,056,123          4,223,990          2,851,794
                                         ------------       ------------       ------------       ------------

     Total operating expenses               5,624,759          5,150,924         15,007,444         14,564,109
                                         ------------       ------------       ------------       ------------

Operating loss                             (4,455,325)        (3,754,521)       (11,050,988)       (11,210,243)

Interest income                                10,704            100,812             31,732            596,668
Interest expense and financing fees        (1,196,294)          (161,297)        (2,000,764)          (606,947)
                                         ------------       ------------       ------------       ------------

Net loss                                 $ (5,640,915)      $ (3,815,006)      $(13,020,020)      $(11,220,522)
                                         ============       ============       ============       ============

Per share:
Basic loss per common share              $      (0.33)      $      (0.24)      $      (0.80)      $      (0.70)

Weighted average common shares
    outstanding                            16,949,075         16,000,000         16,356,501         16,000,000

Diluted loss per common share            $      (0.33)      $      (0.24)      $      (0.80)      $      (0.70)

Weighted average common shares
    outstanding                            16,949,075         16,000,000         16,356,501         16,000,000

   The accompanying notes are an integral part of these financial statements.

                            CELLULARVISION USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine months ended September 30,
                                                              ----------------------------------------
                                                                  1998                         1997
                                                              ------------                ------------
Cash flows from operating activities:
    Net loss                                                  $(13,020,020)               $(11,220,522)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                             4,223,990                   2,851,794
       Amortization of placement fees                               58,149                      96,096
       Provision for doubtful accounts                           1,160,253                     352,549
       Non-cash increase in notes payable                          250,000                          --
       Changes in assets and liabilities:
          Accounts receivable                                     (570,924)                   (903,332)
          Notes receivable                                         171,245                     (81,000)
          Prepaid expenses and other                                49,252                     175,286
          Accounts payable                                       2,180,293                     785,079
          Accrued liabilities                                     (649,750)                   (451,377)
          Other current liabilities                                213,949                     (43,999)
          Due from affiliates                                      113,142                     227,475
          Other noncurrent assets                                   22,354                      (2,491)
                                                              ------------                ------------

             Net cash used in operating activities              (5,798,067)                 (8,214,442)
                                                              ------------                ------------

Cash flows from investing activities:
    Intangibles                                                         --                     (86,106)
    Property and equipment additions                            (1,193,789)                 (5,359,233)
                                                              ------------                ------------

             Net cash provided by (used in)
               investing activities                             (1,193,789)                 (5,445,339)
                                                              ------------                ------------

Cash flows from financing activities:
    Proceeds from sale of stock                                  3,501,100                          --
    Proceeds from notes payable                                  4,691,147                          --
    Repayment of notes payable                                  (1,256,215)(1)              (1,669,244)
                                                              ------------                ------------

             Net cash provided by (used in)
               financing activities                              6,936,032                  (1,669,244)
                                                              ------------                ------------

             Net (decrease) increase in cash
                and cash equivalents                               (55,824)                (15,329,025)

Cash and cash equivalents, beginning of period                     407,741                  19,600,070
                                                              ------------                ------------

Cash and cash equivalents, end of period                      $    351,917                $  4,271,045
                                                              ============                ============

Supplemental Cash Flow Disclosures:
    Cash paid for interest during the period                  $    517,780                $    445,648
                                                              ============                ============

  (1) Exclusive of $500,000 reduction from conversion of debt to common stock.

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's 1997 audited consolidated financial statements and notes thereto on Form 10-K. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

      Certain reclassifications have been made to the accompanying consolidated statements of operations (unaudited) for the three and nine months ended September 30, 1997 to conform to the presentation used for the three and nine months ended September 30, 1998.

2. Related Party Transactions

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

      The FCC requires Ka-band licensees to adhere to a strict timetable for system implementation, including a requirement that construction must be commenced within one year of license grant, and that the satellite be launched and operational within five years of grant. VisionStar has informed the Company that it has entered into an agreement with a satellite manufacturer for construction of its satellite. Mr. Hovnanian's offer contemplated reimbursement by the Company of his verifiable VisionStar-related, out-of-pocket expenses, in an amount not to exceed $300,000, which would have been payable in the form of a note due March 31, 1999, or upon the earlier consummation by the Company of a financing of $10,000,000 or more. The Company, through a special committee of the Board of Directors, had been considering Mr. Hovnanian's offer. At a meeting of the Board of Directors on August 19, 1998, the Board declined to accept Mr. Hovnanian's offer.

3. Long-Term Notes

      (a) On December 1, 1997, CellularVision of New York, L. P. ("CVNY"), a wholly-owned subsidiary of the Company, entered into an agreement (the "Logimetrics Agreement") with Logimetrics, Inc. ("Logimetrics") pursuant to which CVNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T. Pursuant to the Logimetrics Agreement, CVNY issued and delivered a $2,621,695 Secured Promissory Note to Logimetrics having a final maturity date of July 27, 1998. Principal under such note was amortized and also subject to partial mandatory prepayment upon the occurrence of certain events. On December 31, 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart").

      On April 6, 1998, pursuant to a Letter Agreement, dated April 1, 1998, among the Company, CVNY and Newstart (the "Newstart Agreement"), the parties agreed to restructure the terms of CVNY's Secured Promissory Note (the "Original Note") on the following terms: (i) the Company paid Newstart $500,000 of the proceeds from the sale of Convertible Preferred Stock to Marshall, as discussed below, as a principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), including unpaid interest at the time, and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share. The New Note provided that CVNY will pay an additional $500,000 as a principal payment on or before the earlier to occur of (i) the consummation by the Company of a financing transaction yielding gross proceeds to the Company in excess of $2,500,000 and (ii) ninety days following April 1, 1998. As a result of such a transaction in July of 1998, as discussed below, Newstart received $500,000. In addition, CVNY had the right to prepay the New Note in full at any time prior to October 1, 1998 at a price equal to 125% of the outstanding principal amount. At the option of Newstart, the New Note may be converted in whole or in part into Common Stock at any time at a conversion price per share equal to 91% of the average of the lowest trading price on each of the four trading days immediately prior to the conversion notice. Newstart may not convert more than $500,000 in principal amount of the New Note in any calendar month. The New Note is subject to acceleration upon the occurrence of certain events of default. Through November 13, 1998, $500,000 in principal amount of the New Note has been converted into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. Any remaining unpaid principal balance, including accrued interest, under the New Note will be due on April 1, 1999. See Note 7.

      (b) On January 21, 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to Morgan Guaranty Trust Company of New York, the holder (the "Holder") of the Company's Subordinated Exchange Notes (the "Original Notes"),in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. Also, in connection with the issuance of the New Notes, the Holder waived certain defaults under the Original Notes. As consideration for the purchase of the New Notes and the waiver of certain defaults under the Original Notes, the Holder received a warrant to purchase 27,000 shares of the Company's Common Stock at an exercise price of $.01 per share.

      In order to effectuate the restructuring under the Newstart Agreement, the Company and CVNY entered into an Agreement, dated April 1, 1998, with the Holder pursuant to which the Holder consented to such restructuring. In consideration for such consent, the Company granted the Holderwarrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.01 per share of Common Stock.

      In order to effectuate the transaction under the WinStar Agreement, as discussed in Note 6, the Company and CVNY entered into a Supplemental Agreement, dated July 16, 1998, with the Holder pursuant to which the Holder consented to such restructuring and waived certain defaults. In consideration for such consent, the Company and CVNY paid a fee of $750,000, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The interest rate under the Subordinated Exchange Notes was increased to prime plus 10%, subject to a minimum rate of 18%. The Subordinated Exchange Notes with an aggregate unpaid principal balance of $6,026,675 will be due the earlier of closing of the WinStar transaction or April 30, 1999.

4. Stockholders' Equity

      (a) On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marshall Capital Management, Inc. ("Marshall"), formerly Proprietary Convertible Investment Group, Inc., an affiliate of Credit Suisse First Boston (the "Marshall Purchase Agreement"), the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall for $3,500,000. The Marshall Purchase Agreement also provided for additional issuances of Convertible Preferred Stock in the amounts of $3,000,000 and $3,500,000 and contained certain capital raising limitations which could preclude certain equity-linked financing transactions in excess of $6,000,000 for a period of one year following the final issuance of Convertible Preferred Stock; however, subject to certain conditions, these provisions were subsequently waived by mutual agreement of the parties pursuant to a letter agreement dated July 11, 1998. The Convertible Preferred Stock has a dividend rate of 4%, which may be paid in cash or, at the option of the Company and subject to certain conditions, in Common Stock. The Convertible Preferred Stock may be converted into Common Stock of the Company at the option of the holder at a conversion price equal to the lesser of
(i) $5.25 and (ii) 88% of the lesser of (A) the average of the lowest sale prices for the Common Stock on each of any three trading days during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date and (B) the average of the three lowest closing bid prices for the Common Stock during the twenty two trading days occurring immediately prior to (but not including) the applicable conversion date. The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of certain events of default under terms described in the Certificate of Redemption of the Convertible Preferred Stock. In addition, the Company has the right to redeem all the Convertible Preferred Stock outstanding in the event that the closing bid price for the Common Stock is above $10 for twenty two consecutive trading days at a price equal to 130% of (i) the stated value of the Convertible Preferred Stock ($1,000 per share) plus (ii) accrued and unpaid dividends thereon.

      Marshall has advised the Company of its view that the conversion price of the Convertible Preferred Stock is subject to adjustment pursuant to a Registration Rights Agreement between the Company and Marshall as a result of two repricing events: the first occurring on June 19, 1998 as a result of Marshall's inability to sell shares of Common

Stock during the period when the Company was in negotiations with third parties regarding an assignment of all or a portion of its spectrum, and the second occurring on July 22, 1998 as a result of the Company's failure to register additional shares of Common Stock for sale by Marshall. See Note 7.

      (b) On April 6, 1998, pursuant to a Securities Purchase Agreement, dated April 1, 1998, between the Company and Marion Interglobal Ltd. ("Marion"), (the "Marion Purchase Agreement"), the Company issued to Marion (i) a warrant to purchase up to $2,000,000 worth of shares of Common Stock and (ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and Marion was required to exercise the warrant at 80% of the average closing price of the Common Stock on the five trading days preceding the issuance of such Common Stock subject to a maximum of $3.20 per share and a minimum of $1.60 per share. On June 30, 1998, following the Company's demand to pay the warrant exercise price, Marion defaulted under the Marion Purchase Agreement. The Company plans to commence litigation against Marion for non-performance and resulting damages.

      (c) In May of 1998, the Company registered 3,600,000 shares of Common Stock issued, or to be issued, pursuant to the Marshall Purchase Agreement, the Marion Purchase Agreement and the Newstart Agreement. 1,250,000 shares registered in connection with the Marion Purchase Agreement were reallocated as a result of Marion's default, as discussed above. The Company may be required to register additional shares in the future. Under certain circumstances, the Company has agreed to pay liquidated damages in the event that certain of such shares to be registered under these agreements are not registered within certain prescribed time periods.

      (d) On May 6, 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective was to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering broadband wireless telecommunications services in the New York Primary Metropolitan Statistical Area. WP&Co. and the Company intended to jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion. In connection with this agreement, WP&Co. received a warrant to purchase 50,000 shares of Common Stock at an exercise price of $.01 per share.

      (f) See Notes 3 and 7 for information on additional transactions which have resulted, and may continue to result in, the issuance of additional shares of the Company's Common Stock.

5. Legal Proceedings

      (a) On July 22, 1998, a summary judgment in the amount of approximately $190,000 was entered in the Civil Court of the City of New York against the Company in connection with the lease on the Company's former executive offices in New York City. Pursuant to an agreement dated September 15, 1998, the Company has negotiated a settlement of the summary judgement for $145,000 represented by the forfeiture by the Company of a $25,000 security deposit and $120,000, payable in eight equal monthly installments through April 1, 1999. The unpaid balance under this agreement is subject to acceleration upon closing of the WinStar transaction.

      (b) On June 30, 1998, Charles N. Garber, the Company's former Chief Financial Officer, filed a demand for arbitration with the American Arbitration Association. Mr. Garber has asserted that his employment agreement was breached by the Company's failure to pay him guaranteed minimum annual performance bonuses. In his claim, Mr. Garber seeks damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. Based upon a preliminary review of the claim, the Company believes it to be materially overstated. This matter is currently in discovery stage and the Company cannot make a determination at this time as to the possible outcome of the action. However, the effect of the claim, if an adverse judgement were to be rendered, could have a material adverse effect on the financial position and liquidity of the Company in the period in which it is resolved.

      (c) On August 27, 1998, M/A-COM, a division of AMP Incorporated, commenced an arbitration proceeding against the Company and certain other parties (together, the "Respondents"). The claim alleges that the Respondents have breached their contractual obligations to pay for approximately $600,000 worth of receiver/antenna assemblies that were ordered and accepted by the Respondents. M/A-COM claims to have suffered direct and consequential damages as a result of such breach estimated to be in excess of $7,000,000. On September
3, 1998, the Supreme Court of the State of New York (the " New York Court") issued an order to show cause for order of attachment and temporary restraining order (the "Order") in response to a Verified Petition of M/A-COM, which demanded the entry of an order directing the Sheriff of the City of New York or the Sheriff of any County in the State of New York to seize and attach any and all property of certain Respondents, including the Company (the "Order Respondents"), sufficient to satisfy the $7,000,000 amount of M/A-COM's Arbitration claim ("M/A-COM's Motion"). The Order required the Order Respondents to appear before the New York Court on September 11, 1998 to show cause why M/A-COM's Motion should not be granted. In addition, as part of the Order, the New York Court issued a temporary restraining order restraining and prohibiting the Order Respondents and all other persons from transferring or paying any assets of the Order Respondents pending the New York Court's ruling on M/A-COM's Motion. On September 11, 1998, the Company filed papers with the New York Court opposing M/A-COM's Motion and requesting that the New York Court vacate the temporary restraining order.

      On October 2, 1998, the Company made a motion in United States district court in New Jersey (the "New Jersey Court") requesting a preliminary injunction to enjoin the arbitration proceeding commenced against the Respondents by M/A-COM on the ground that no Respondent is a party to any arbitration agreement with M/A-COM. The New Jersey Court denied such motion without prejudice to renew and granted M/A-COM's motion to stay further proceedings in the action before the New Jersey Court pending the decision of the New York Court on its order to show cause for order of attachment and temporary restraining order issued on September 3, 1998. On October 3, 1998, the New York Court denied M/A-Com's Motion for attachment and vacated the temporary restraining order. The Company has re-filed its motion for injunctive relief in the New Jersey Court to be heard on December 14, 1998.

      The Company intends to defend vigorously its position that neither the Company nor CVNY is a party to either the contract giving rise to M/A-COM's claim or the contractual agreement to submit to arbitration. The Company cannot make a determination at this time as to the possible outcome of the action. However, the effect of the claim, if an adverse judgement were to be rendered, could have a material adverse effect on the financial position and liquidity of the Company in the period in which it is resolved.

      (d) On September 25, 1998, as a result of the alleged continuing failure by CVNY to make required lease payments under a leasing arrangement, Boston Financial & Equity Corporation ("Boston Financial"), the lessor of certain equipment, filed a verified complaint in the Supreme Court of the State of New York, County of New York (the "Complaint"), seeking a judgment against CVNY in the principal amount of approximately $380,000, representing late charges, balance of lease payments and sales taxes, plus interest. In addition, the Complaint requests a judgment against CVNY in an amount equal to at least $150,000, representing the purported cost of the equipment. Boston Financial also seeks recovery of its costs and expenses, including attorney's fees, incurred in this action, which plaintiff's counsel presently estimates at approximately $50,000. Pursuant to a stipulation entered on November 3, 1998 and a $148,050 payment made on November 9, 1998 (see Note 7), the parties have settled and resolved Boston Financial's claim for lease payments under the initial lease term. The Company has not yet answered the Complaint.

      (e) Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

6. Commitments and Contingencies

      (a) In July of 1998, pursuant to an agreement, dated July 10, 1998, between the Company and WinStar Communications, Inc. ("WinStar"), (the "WinStar Agreement"), the Company agreed to assign to WinStar 850 MHz of contiguous Local Multipoint Distribution Service ("LMDS") spectrum currently licensed to the Company throughout its licensed territory for $32,500,000 in cash. The transaction is subject to regulatory and shareholder approval, both of which have been received. In connection with the WinStar Agreement, the Company has borrowed $3,500,000 which will be repaid as an offset against the purchase price. The Company used the loan proceeds to meet outstanding obligations and finance its operations pending the closing, following which it intends to repay all of its outstanding debt obligations. In the event that the WinStar transaction is terminated, under certain conditions, the Company may be required to pay WinStar a termination fee of $2,500,000 (which amount was increased from $1,625,000 as a result of WinStar agreeing to an extension of the date by which shareholder approval was to have been obtained) and reimburse WinStar for expenses in an amount not to exceed $325,000. As a result of the WinStar Agreement, the Company has paid an investment banking fee of $250,000 to WP&Co. and will be obligated to make an additional $800,000 payment upon closing. See
Note 7.

      (b) At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of equipment in the aggregate amount of approximately $3,200,000, net of deposits in the aggregate amount of approximately $600,000. Subsequent to that date, the Company has not entered into any similar commitments.

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

7. Subsequent Events

      (a). As disclosed in amendments to a Form 13D filed by Newstart in connection with its beneficial ownership of the Company's Common Stock, on October 19, 1998, Newstart sold the New Note to Akcess Pacific Group, LLC ("Akcess"). See Note 3.

      (b). On October 12, 1998, the Company and Marshall executed a letter agreement (the "Letter Agreement") pursuant to which Marshall agreed to refrain from converting or redeeming (the "Standstill") any of its shares of Convertible Preferred Stock in the event certain conditions (the "Standstill Conditions") were satisfied. Also pursuant to the Letter Agreement, the Company acknowledged and confirmed that a repricing event had occurred and, as a result, that the conversion price relating to all conversions of Convertible Preferred Stock that Marshall effects as a result of the failure of any Standstill Condition to be satisfied will be $.09375. Through November 13, 1998, Marshall has converted 33 shares of Convertible Preferred Stock into 100,656 shares of Common Stock. At the agreed upon conversion price, Marshall's remaining 3,463 shares of Convertible Preferred Stock would be convertible, subject to certain conditions and restrictions, into 36,938,666 shares of the Company's Common Stock, representing approximately 68% of the Company's outstanding shares of Common Stock, after giving effect to such conversion. However, the terms of the Convertible Preferred Stock provide that, except under certain conditions, no holder of Convertible Preferred Stock can convert such shares in excess of the number of such shares which, upon conversion, would exceed 19.99% of the number of outstanding shares of Common Stock on April 6, 1998. In addition, no holder may convert shares of the Convertible Preferred Stock if, after giving effect to such conversion, such holder would beneficially own more than 4.99% of the outstanding shares of Common Stock.

      The Standstill Condition relating to stockholder approval of the assignment of spectrum contemplated by the WinStar Agreement, as discussed below, required that stockholder approval be obtained by October 20, 1998, which did not occur. Accordingly, Marshall is no longer subject to the Standstill. However, as disclosed in a Form 13D filed by Akcess on October 19, 1998, in addition to acquiring the New Note from Newstart, Akcess entered into an agreement with Marshall pursuant to which Akcess will purchase the Common Stock of the Company issued to Marshall upon conversion of the Convertible Preferred Stock held by Marshall. On October 23, 1998, the Company received a request from Marshall for the conversion of 76 shares of Convertible Preferred Stock into 828,501 shares of Common Stock. The Company has informed Marshall of its view that Marshall, by virtue of its apparent membership in a group including Akcess, already holds beneficial ownership (as defined in certain rules under the Securities Exchange Act of 1934) of more than 4.99% of the Company's Common Stock and that further conversions of the Convertible Preferred Stock were prohibited. Pursuant to the Letter Agreement, Marshall agreed that it will require the Company to redeem the Convertible Preferred Stock upon consummation of the spectrum assignment at a cash price equal to 130% of (i) the stated value ($1,000 per share) plus (ii) accrued and unpaid dividends. See Note 4.

      (c). On November 9, 1998, WinStar funded the purchase price for the assignment of spectrum(see Note 6) into escrow. In connection therewith, the initial loan to WinStar in the amount of $3,500,000, plus accrued interest, was repaid to WinStar as an offset against the purchase price. An aggregate of $157,550 represented by an additional loan from WinStar was disbursed out of the escrow account of which $148,050 was paid to Boston Financial in settlement of Boston Financial's claim for lease payments under the initial lease term (see
Note 5). The notes for both of the loans from WinStar are being held in escrow.

      Upon FCC approval of the WinStar transaction becoming a final, nonappealable order no longer subject to review or reconsideration, expected to be November 24, 1998, the notes for the WinStar borrowings will be returned to the Company and the escrow funds will be released after: (i) the escrow:of an additional $450,000 pending resolution of the Boston Financial matter and approximately $371,000 pending satisfaction of the unpaid balance under a promissory note issued by CVNY to Metromedia Fiber Network due on October 31, 1998 and (ii) the repayment of approximately $6,569,000 representing the aggregate unpaid principal balance, prepayment penalty and interest due to the Holder of the Subordinated Exchange Notes.

      In the event that such FCC approval is not received by January 31, 1999, the escrow funds and notes for the WinStar borrowings will be returned to WinStar, the loans will continue as outstanding and WinStar will reassign the spectrum back to the Company.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Since the date of the Company's report on Form 10-K for the year ended December 31, 1997, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

      Note 5 to the accompanying financial statements is incorporated herein by reference.

ITEM 2 -- CHANGES IN SECURITIES

      Notes 3, 4 and 7 to the accompanying financial statements are incorporated herein by reference.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 -- OTHER INFORMATION

      None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

         27* Financial Data Schedule

      b. Current Reports on Form 8-K:

         The Company has filed the following reports, all for events specified in Item 5 of such reports:

         (i) Current Reports on Form 8-K were filed on July 2, 1998, July 14, 1998, July 31, 1998, August 6, 1998 and September 22, 1998.

         (ii) Current Reports on Form 8-K/A were filed on July 15, 1998 and August 10, 1998.

      * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CELLULARVISION USA, INC.


Date: November 16, 1998                         By: /s/ Shant S. Hovnanian

                                                Shant S. Hovnanian
                                                Chairman and President


Date: November 16, 1998                         By: /s/ Angela M. Vaccaro

                                                Angela M. Vaccaro
                                                Controller and Chief Accounting
                                                Officer