Form 10-K
period 1998-12-31
CELLULARVISION USA INC
filed 1999-03-31
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998        Commission File No. 000-27582

                                SPEEDUS.COM, INC.
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

                                 (718) 567-4300
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $22,905,649 on March 29, 1999, based on the closing trade price of the Common Stock on the NASDAQ National Market system on that date.

      The number of shares of Common Stock outstanding as of March 29, 1999 was 17,157,357.

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held in May 1999.

================================================================================

                                SPEEDUS.COM, INC.

                                TABLE OF CONTENTS

PART I

      Item 1    Business
      Item 2    Properties
      Item 3    Legal Proceedings
      Item 4    Submission of Matters to a Vote of Security Holders

PART II

      Item 5    Market for Registrant's Common Equity and Related Stockholder
                Matters
      Item 6    Selected Consolidated Financial Data
      Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 7A   Quantitative and Qualitative Disclosures About Market Risk
      Item 8    Consolidated Financial Statements and Supplementary Data
      Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

      Item 10   Directors and Executive Officers of the Registrant
      Item 11   Executive Compensation
      Item 12   Security Ownership of Certain Beneficial Owners and Management
      Item 13   Certain Relationships and Related Transactions

PART IV

      Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may effect the Company's financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-K regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

The Company

      SPEEDUS.COM owns and operates an Internet broadcast system in New York City capable of delivering data to customers at extraordinarily high speeds. While T-1 lines are generally regarded as very high speed connections, suitable for large enterprises, our SPEED service is 31 times faster downstream. These data rates can transform the quality of the Internet transmissions from a text-and-still-graphics environment to entertainment-quality experience, on a full screen with full-motion video and audio. We are working with content providers to offer programming uniquely supported by its network, as well as traditional Internet access. SPEEDUS.COM also provides standard direct dial-up and ISDN service (which is required as a backchannel for two-way Internet service) and offers web site hosting and e-mail service.

      The heart of THE SPEEDUS.COM Internet Broadband Broadcast System is its local multipoint distribution service (LMDS) license from the FCC, which covers a territory where 8.6 million people live or work. While our signals cannot be received at all locations within our licensed area, we believe that where our signals penetrate, we offer both business and residential customers the lowest-cost, highest downstream speed Internet access solution available. We currently have the right to use 450 MHz of spectrum (300 on a permanent basis and an additional 150 until the first satellite system using these frequencies is launched).

      Our Network Operations Center (NOC), located at the Brooklyn Army Terminal, supports traditional high-speed Internet services, and can serve future content-provider venture partners through its data center, which is capable of digitizing video feeds from any source for Internet transmission. The NOC is connected to our satellite downlink facility and dedicated fiber network, giving us access to media sources from all over the world.

      The NOC is connected both to the Internet and to our fourteen Internet Broadcast Stations by dedicated T-1 lines, dedicated fiber network and microwave relay distribution backbone. Customers receive super high-speed downstream data through six-inch square roof or window mounted antennas, and send data through dial-up or ISDN modems to our Manhattan facility, which houses our receive modems and where Internet subscribers dialup calls are received and processed for service.

High Speed Internet Marketplace

      SPEEDUS.COM operates in New York City, a concentrated population center in which the Company believes there is substantial unmet demand for high-speed Internet service. In this marketplace, neither Digital Subscriber Line (DSL) service (which runs high-speed data over existing copper phone wires) nor cable modem service (which run high speed data over existing cable television cables) are currently widely available. The Company's high-capacity Internet system has faster downstream data rates than these technologies, and is a rapidly deployable, economical solution. SPEEDUS.COM service will be particularly attractive to customers whose location permits them to receive signals from an antenna mounted inside the subscriber's window, which greatly reduces installation costs and avoids the need for in-building wiring.

Business Strategy

      Our Internet Broadband Broadcast System has a vast, untapped potential for delivering entertainment-quality streaming video over the Internet. Our strategy is to offer the unique super high-speed capabilities of our system to a select group of media and Internet portal companies, enabling our customers to benefit from this potential. We plan to enter into alliances with these content providers to establish a "broadband boutique" with unique content, accessible in real time only over our system. Coupled with our present offering of low-cost, high downstream-speed Internet access, we believe these additional offerings will make our service a compelling proposition for our customers, and give us the opportunity to enhance our revenue. By multicasting these offerings simultaneously to many customers, we plan to make efficient use of our available spectrum.

      History and FCC License

      CVUSA Merger Corporation ("CVUSA Merger"), a wholly-owned subsidiary of CellularVision USA, Inc. ("CVUS"), was formed in December 1998. In January 1999, CVUSA Merger was merged into CVUS with CVUS as the surviving corporation. At the time of merger, CVUS changed its name to SPEEDUS.COM, INC. ("SPEEDUS.COM").

      CVUS was formed in October 1995, as described below, to combine the ownership of CVNY, a limited partnership, and Hye Crest Management, Inc. ("HCM"), the general partner of CVNY and a wholly-owned subsidiary of CVUS. In July 1996, HCM changed its name to CellularVision Capital Corporation ("CVCC"). In February 1999, CellularVision of New York, L.P. ("CVNY"), by amendment to its certificate of limited partnership, changed its name to SPEEDUSNY.COM, L.P. ("SPEEDUSNY"). Unless the context requires otherwise, the term Company includes SPEEDUS.COM, SPEEDUSNY and CVCC.

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to the Company in recognition of its efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, the Company's LMDS license was renewed as a standard LMDS license through February 1, 2006. The Company is entitled to use its spectrum for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The Company's LMDS license entitled it to utilize 1,150 MHz of spectrum in the 28 GHz range covering the New York Primary Metropolitan Statistical Area ("PMSA"), a region which covers the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC rules, the Company has the right to use an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event not expected to occur prior to 2002.

      In November 1998, as a result of the assignment of 850 MHz of spectrum to WinStar Communications, Inc. ("WinStar"), the Company discontinued its subscription television service. The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area.

Risk Factors

      New Industry and Technology Risks and Limitations. The Company's system utilizes a new technology with a limited operating history whose system architecture remains subject to further development and refinement. In the past, the Company has experienced a number of technical difficulties, some of which have affected subscriber acceptance of the Company's system. Additional technical issues may arise in the course of system deployment that could adversely affect signal availability. The Company recently completed construction on three new Internet Broadcast Stations as part of the Company's network development plans to provide continuing improvement in signal availability in its license territory. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service. The Company now has fourteen fully functional Internet Broadcast Stations in Metro New York, six in Manhattan, six in Brooklyn and two in Queens.

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

      Competition. The market for Internet access and related services is highly competitive. The Company expects to see competition for its super high-speed Internet access service from local, regional and national ISPs. This includes large companies like @Home, America On-Line and ATT World Net. The telephone companies with Digital Subscriber Line technology, cable operators with high-speed cable modems and other communication providers also provide high-speed Internet access. These ISPs, however, do not currently have the ability to provide the same downstream speed as the Company's Speed modem, or to provide it on a competitive pricing basis.

      Many current and prospective competitors have, or can be expected to have, greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully with these entities.

      Risk of Subscriber Acceptance and Service Cancellation. The success of the Company's business strategy will depend upon consumer acceptance of the Company's super high-speed Internet access service. Subscriber acceptance could be adversely affected by, among other things, customer loyalty to more established competitors and unfamiliarity with the Company's system. In addition, there can be no assurance that technical problems will not impede or delay subscriber acceptance of the Company's service.

      Limited Operations; Early Stage Company. Although the Company has been in operation since 1992, its operations to date have been limited to serving only a portion of its licensed service area, the New York PMSA. Therefore, historical financial information is reflective of a company in the early growth stage of its development. Prospective investors should be aware of the difficulties encountered by enterprises in development, like the Company, especially in view of the highly competitive nature of the telecommunications industry and in view of the fact that the Company's Broadband Wireless telecommunications system previously has been deployed only in a limited area.

      Lack of Profitable Operations. The Company has recorded net losses and negative operating cash flows in each period of its operations since inception and, at December 31, 1998, had an accumulated deficit of approximately $36.9 million. Such losses and negative operating cash flows are attributable to the start-up costs incurred in connection with the commercial roll-out of the Company's system, and expenses incurred in connection with the LMDS rulemaking proceeding. While the Company believes that consummation of the spectrum assignment has provided sufficient liquidity to finance its current level of operations through 1999, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. There can be no assurance that the Company will be able to increase the number of its super high-speed Internet access subscribers to the levels necessary to attain profitability in future years, or that the Company will succeed in commercializing any other possible applications of the Company's system.

      Liquidity Risk; Need for Additional Financing. Since the completion of the Company's initial public offering in February 1996, the proceeds of which were used primarily to fund the build-out of its LMDS transmission system and marketing and equipment costs, the Company has sought to raise the additional capital necessary to execute its business plan. During 1998, the Company entered into several financing arrangements which provided for, or potentially provided for, the issuance of equity securities at a discount from market prices at the time of funding. In November 1998, the Company consummated the assignment of 850 MHz of spectrum to WinStar Communications, Inc. ("WinStar") for $32,500,000, in cash before closing costs. At the time of closing, the Company repaid $3,500,000 which it had borrowed from WinStar in July 1998 to meet outstanding obligations and finance its operations pending the closing. At the time of closing or shortly thereafter, the Company repaid or repurchased substantially all of the debt that was outstanding, including convertible debt, and redeemed a convertible preferred stock issue.

      Increased signal coverage through additional Internet Broadband Broadcast Stations is crucial to widespread availability of the SPEED service. The Company has the ability to construct four more Internet Broadband Broadcast Stations from inventory. Thereafter, to the extent that consumer demand in areas of Metro New York warrants, the Company would have to acquire transmitters, the keystone to the IBBS. The Company believes that costs may decrease substantially as improvements in technology create economies.

      While the Company believes that consummation of the spectrum assignment has provided sufficient liquidity to finance its current level of operations through 1999, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital could have a material adverse effect on the Company's financial condition, operating results and prospects for growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      Ability to Manage Growth; Loss of Key Personnel. Successful implementation of the Company's business plan will require the management of growth. There can be no assurance that the Company's existing operating and financial controls systems and infrastructure will be adequate to manage such growth, or that any steps taken to improve such systems and controls will be sufficient. Since December 1997, the Company has instituted four series of layoffs as part of its capital conservation measures. In addition, since January 1, 1998, both the President and the chief financial officer have left the Company, although the duties of these individuals have been assumed by other corporate officers. The Company's future success will depend in part upon attracting and retaining the services of current management and technical personnel. There can also be no assurance that the Company will be successful in attracting, assimilating and retaining new personnel in the future as future growth takes place. The Company does not maintain "key person" life insurance policies on any of its key personnel.

      Dependence Upon Sole-Source Suppliers; Inability to Obtain Equipment. The Company has obtained the transmitters and customer premises equipment comprising the Company's Internet Broadband Broadcast System either from sole-source third party suppliers or from CellularVision Technology and Telecommunications, L.P. ("CT&T"), which purchases them from third party sole-source suppliers (see "Business - Risk Factors - Potential Conflicts of Interest; Dependence on Technology Licensed from CT&T").The Company is now in negotiations to work directly with vendors. If the Company was unable to obtain a sufficient supply of components from these sources, it is likely that the Company would experience a delay in developing alternative sources. Inability to obtain adequate supplies of equipment could result in a delay in providing service to new subscribers, which would adversely affect the Company's operating results and could damage future marketing efforts. In addition, a significant increase in the price of the requisite equipment would adversely affect the Company's financial condition and operating results. Further, if any of the equipment fails or fails to be supported by its vendors, it could be necessary for the Company or CT&T to redesign substantial portions of such equipment. Any of these events could have a material adverse effect on the Company's financial condition and operating results.

      Potential Conflicts of Interest;Dependence on Technology Licensed from CT&T. Shant S. Hovnanian, the Chairman of the Board, President and Chief Executive Officer of the Company, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a director and former officer of the Company, (collectively, the "Founders") are 80% controlling owners of CT&T. A subsidiary of Philips Electronics North America Corporation owns the remaining 20% of CT&T. Although Mr. Hovnanian's employment agreement with the Company provides that he will devote substantially all of his working time and efforts to the Company's affairs, pursuant to the agreement, he may devote such working time and efforts to its affiliates as the due and faithful performance of his obligations under the agreement permits. CT&T and these individuals are parties to a number of agreements with the Company, including the CT&T License Agreement and a reserved channel rights agreement, which may from time to time present conflicts of interest with the Company. See "Related Party Transactions" and "Employment Agreements" in the "Notes to Consolidated Financial Statements".

      In serving in their respective positions with the Company, the Founders may experience conflicts of interest involving the Company and CT&T. CT&T has the right to license the know-how and trade secrets to related or unrelated entities providing services similar to those provided by the Company outside the New York BTA, for which it may receive a fee. The Company may in the future be dependent upon CT&T's ability to enhance its current technology and to respond to emerging industry standards and other technological changes. See "Notes to Consolidated Financial Statements - Related Party Transactions."

      Bell Atlantic Corporation has the right to designate one member of the Board of Directors. To date, Bell Atlantic has not exercised this right. Bell Atlantic currently provides Internet access service in the New York metro area and may in the future provide other services which could compete with those offered by the Company.

      On May 18. 1998, the Company received an offer from Shant S. Hovnanian. the Company's Chairman and Chief Executive Officer, to convey to the Company all of the outstanding shares of VisionStar, Inc. ("VisionStar"), a company wholly-owned by him, together with related patent application rights. VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a geostationary Ka-band telecommunications satellite at 113 degrees West Longitude, a position overlooking the continental United States. According to the FCC order granting the license, VisionStar proposes to offer interactive broadband services covering the nation and in urban areas in conjunction with broadband service operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing distance learning and video programming. VisionStar proposes to offer services on a non-common carrier basis

      The FCC requires Ks-band licensees to adhere to a strict timetable for system implementation, including a requirement that construction must be commenced within one year of licence grant, and that the satellite be launched and operational within five years of grant. VisionStar has informed the Company that it has entered into an agreement with a satellite manufacturer for construction of its satellite. Mr. Hovnanian's offer contemplated reimbursement by the Company of his verifiable VisionStar-related, out-of-pocket expenses, in an amount not to exceed $300,000, which would have been payable in the form of a note due March 31, 1999, or upon the earlier consummation by the Company of a financing of $10,000,000 or more. The Company, through a special committee of the Board of Directors, had been considering Mr. Hovnanian's offer. At a meeting of the Board of Directors on August 19, 1998, the Board declined to accept Mr. Hovnanian's offer.

       Thereafter, the Board and Mr. Hovnanian have had additional discussions on the Company pursuing this opportunity but there is currently no open offer and the matter has been tabled.

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

      Control by Principal Stockholders. The Founders in the aggregate own approximately 59% of the outstanding Common Stock at December 31, 1998. As a result, the Founders will have the power to elect all of the members of the Company's Board of Directors, amend the Company's Certificate of Incorporation and By-Laws and, subject to certain limitations imposed by applicable law, effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, in each case without the approval of any of the Company's other stockholders. The Founders are parties to a Stockholders' Agreement, dated as of January 12, 1996 (the "Stockholders' Agreement"), which provides that the parties thereto will vote to elect each of the Founders to the Company's Board of Directors, so long as such Founder owns 5% or more of the shares of Common Stock outstanding on a fully diluted basis. Bell Atlantic has the right to appoint a Bell Atlantic Nominee to the Company's Board of Directors, so long as Bell Atlantic holds at least 1% of the shares of Common Stock outstanding on a fully diluted basis. The parties to the Stockholders' Agreement have also agreed not to vote to remove any Founder or the Bell Atlantic Nominee except for "cause" as defined in Section 141 of the Delaware General Corporation Law ("Delaware Law"). (See "Directors and Executive Officers of the Registrant.")

      Potential Anti-Takeover Effect and Potential Adverse Impact on Market Price of Certain Charter and Delaware Law Provisions. The Company's Certificate of Incorporation and By-Laws, and Delaware Law contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of these provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. The Company could issue a series of Preferred Stock that could, depending upon the terms of such series, impede a merger, tender offer or other transaction that some, or a majority, of the Company's stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then current market price of such stock. In addition, Section 203 of the Delaware Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated tender offer or other business combination.

Sales and Marketing

      The Company is presently offering its super high-speed Internet access service to business and residential subscribers in Manhattan, Brooklyn and Queens. The service is being marketed under the service mark SPEED.

      The SPEED service requires the purchase and installation of the SPEED modem. The SPEED modems are currently only available from the Company for $350. The Company plans to arrange financing for the cost of the SPEED modem to consumers and to further increase its signal coverage area before commencing a major marketing campaign. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service.

      The marketing is limited to a pilot roll out and is not expected to develop into a mass marketing compaign in the immediate future.

      The Company participates in a marketing alliance with Bloomberg Information Television ("Bloomberg"). As part of the agreement, the Company delivers the Bloomberg programming to the Company's subscribers. In return, Bloomberg provides marketing support through its sales force and cross promotion spots and two minutes per hour of advertising time on Bloomberg is made available to the Company. The Company is currently testing certain services with Bloomberg and if such tests are successful may amend its agreements to take advantage of new technological developments.

Year 2000

      See Managements Discussion and Analysis of Financial Conditions - Year 2000 Compliance.

Competition

      The market for Internet access and related services is highly competitive. The Company expects to see competition for its super high-speed Internet access service from local, regional and national ISPs. This includes large companies like @Home, America On-Line and ATT World Net. The telephone companies with Digital Subscriber Line technology, cable operators with high-speed cable modems and other Broadband Wireless communication providers also provide high-speed Internet access. These ISPs, however, do not currently have the ability to provide the same downstream speed as the Company's Speed modem, or to provide it on a competitive pricing basis.

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

      Many current and prospective competitors have, or can be expected to have, greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully with these entities.

Equipment and Facilities

      The SPEED service is delivered via the Company's state of the art Internet Broadband Broadcast System. The completed construction to date of the IBBS infrastructure combines a dedicated fiber optic backbone with microwave relays delivering high-speed Internet connectivity to fourteen fully functional IBBS Stations. Six Internet Broadband Broadcast Stations are located in Manhattan, six are in Brooklyn and two are in Queens.

      The NOC has a complete satellite downlink facility with access to international media sources and a fully equipped data center along with Cisco 7200 hardware and New Media Communication CyberStream(TM) TRX100 Linux based gateway transmitter hardware and software. The CyberStream hardware and software is compliant with Digital Video Broadcast Multi-Protocol Encapsulation (DVB/MPE) and Motion Picture Experts Group (MPEG) standards. SPEEDUS.COM is capable of delivering live video streaming at up to 30 frames per second over its Internet network.

      In addition to the NOC, the Company has also completed the construction of a Manhattan point of presence ("POP"). The POP houses dial-up modems that support the Company's Internet access services.

      The principal physical assets incorporated in the Company's system consist of headend equipment, 28GHz transmitters, fiber optic transmitters and receivers, repeaters and customer premise equipment (antennas and the SPEED modem), as well as office space.

      Internet access is obtained through dedicated T-1 lines connecting the NOC to the Internet "backbone."

Signals from the NOC are then transmitted via fiber optic cable to Internet Broadcast Stations. Signal is distributed by the Company's fourteen Internet Broadcast Stations, six in Manhattan, six in Brooklyn and two in Queens, although the availability of signal in particular localities varies depending upon a number of factors. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service.

      The signal is received at the subscriber's premises by a small flat plate, high-gain antenna positioned in or outside the window or roof, wherever signal level is adequate. A co-axial cable connects the antenna to a super high-speed SPEED modem. The subscriber's system requires an existing modem to maintain the upstream connection. The two modems work together. The SPEED modem handles the downstream data and the subscriber's existing modem handles the upstream request for files.

      The Company has obtained its transmitters and customer premises equipment either from sole-source third party suppliers or from CT&T, which has also obtained them from sole-source third party suppliers. The Company is now in negotiations to work directly with vendors.

ITEM 2. PROPERTIES

      The Company leases 20,000 square feet of space at the Brooklyn Army Terminal for its NOC, as well as, executive and administrative offices. This lease expires in 2004 and provides for 2 five-year renewal options.

      The Company also leases approximately 100 square feet of space on each of 15 rooftops for its Internet Broadcast Stations and relays. These leases, several of which contain seven-year renewal options, expire from 1999 to 2003. The Company believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional Internet Broadcast Stations.

ITEM 3. LEGAL PROCEEDINGS

      (a) On June 30, 1998, Charles N. Garber, the Company's former Chief Financial Officer, filed a demand for arbitration with the American Arbitration Association. Mr. Garber has asserted that his employment agreement was breached by the Company's failure to pay him guaranteed minimum annual performance bonuses and certain other matters. In his claim, Mr. Garber seeks damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. The Company believes it has substantial defenses to the claims made as well as a viable counterclaim but cannot make a determination at this time as to the possible outcome of the action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      (b) On August 27, 1998, M/A-COM, a division of AMP Incorporated, commenced an arbitration proceeding ("the Arbitration") against the Company and certain other parties (together, the "Respondents") in Boston, Massachussetts. The claim alleges that the Respondents have breached their contractual obligations to purchase certain receiver/antenna assemblies and to pay for approximately $600,000 worth of receiver/antenna assemblies that were ordered and accepted by the Respondents. M/A-COM claims to have suffered direct and consequential damages as a result of such breaches estimated to be in excess of $7,000,000. On September 3,1998, the Supreme Court of the State of New York (the "New York Court") issued an order to show cause for order of attachment and temporary restraining order (the "Order") in response to a Verified Petition of M/A-COM, which demanded the entry of an order directing the Sheriff of the City of New York or the Sheriff of any County in the State of New York to seize and attach any and all property of certain Respondents, including the Company (the "Order Respondents"), sufficient to satisfy the $7,000,000 amount of M/A-COM's Arbitration claim ("M/A-COM's Motion"). The Order required the Order Respondents to appear before the New York Court on September 11, 1998 to show cause why M/A-COM's Motion should not be granted. In addition, as part of the Order, the New York Court issued a temporary restraining order enjoining the Order Respondents and all other persons from transferring or paying any assets of the Order Respondents pending the New York Court's ruling on M/A-COM's Motion. On September 11, 1998, the Company filed papers with the New York Court opposing M/A-COM's Motion and requesting that the New York Court vacate the temporary restraining order.

      On October 2, 1998, the Company made a motion in United States District Court in New Jersey (the "New Jersey Court") requesting a preliminary injunction to enjoin the Arbitration against all Respondents, other than CT&T on the ground that CT&T is the only party to the arbitration agreement with M/A-COM ("the New Jersey Action"). On November 17, 1998, M/A-COM filed an answer and counterclaims in the New Jersey Action. On December 18, 1998, the New Jersey Court issued an order that CT&T is the only proper party to the Arbitration and permanently enjoined M/A-COM from proceeding in the Arbitration against any of the Respondents other than CT&T.

      M/A-COM filed an amended counterclaim in the New Jersey Action on December 21, 1998 whereby M/A-COM seeks to hold the Company, SPEEDUSNY and certain other parties (together the "Counterclaim Defendants") liable for any judgment entered against CT&T in the Arbitration. M/A-COM bases its claim against the Company and SPEEDUSNY on breach of contract; quantum meruit/implied contract; goods sold and delivered; third party beneficiary; and piercing the corporate veil of CT&T. M/A-COM seeks to hold the other Counterclaim Defendants liable for any judgment against CT&T in the Arbitration on similar grounds. The Counterclaim Defendants filed a reply to the amended counterclaims on January 11, 1999 and asserted the following defenses: failure to state a claim, promissory and equitable estoppel, the absence of any agreement with M/A-COM and failure to perform under the agreement which it seeks to enforce.

      The Company intends to defend vigorously its position that neither the Company nor SPEEDUSNY is responsible to M/A-COM for any judgment that may be entered against CT&T in the Arbitration. The Arbitration is currently scheduled to commence on March 30, 1999. The New Jersey Action will not be scheduled for trial until sometime in 2000, at the earliest. The Company cannot make a determination at this time as to the possible outcome of the Arbitration or the New Jersey Action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      (c) On November 20, 1998, Akcess commenced an action in the United States District Court Southern District of New York against the Company, SPEEDUSNY, and Shant S. Hovnanian, the Company's Chairman and Chief Executive Officer, as well as WinStar and WinStar Wireless Fiber Corp. (the "Akcess Federal Lawsuit"). The Akcess Federal Lawsuit alleges, among other things, that the Company (i) failed to convert shares of its Convertible Preferred Stock held by Marshall in violation of law, (ii) lacked the requisite power and authority to execute the contract for the assignment of spectrum to WinStar , (iii) did not obtain the necessary shareholder and director approval for the assignment of spectrum, (iv) did not obtain adequate consideration for the assignment of spectrum and (v) tortiously interfered with the contractual agreement between Akcess and MCM.

      On November 24, 1998, Akcess commenced an action in the Supreme Court of the State of New York, County of New York (the "Court") against Marshall, Allan Weine, Credit Suisse First Boston Corporation, the Company and Shant S. Hovnanian (the "Akcess State Lawsuit"). The Akcess State Lawsuit sought to enjoin the redemption of the Convertible Preferred Stock. Akcess withdrew the Akcess State Lawsuit on December 8, 1998.

      On January 15, 1999, the Company, SPEEDUSNY and Shant S. Hovnanian served their answer and counterclaim in the Akcess Federal Lawsuit. The answer denied the allegations of wrongdoing in the complaint, and raised certain affirmative defenses. The counterclaim asserted that Aklcess had tortiously interfered with the contract and/or economic advantage relating to the Company's solicitation of shareholder approval for the assignment of spectrum and that Akcess was guilty of tortious interference with the Company's performance of its own contractual obligations.

      On March 9, 1999, the Court granted Akcess permission to supplement and amend its complaint. The amendment to the complaint expanded the description of the claims of tortious interference from one count to three separate counts for tortious interference with contract, tortious interference with prospective business and/or contractual relations, and tortious interference with prospective economic advantage. Finally, the amendment added a count asserting a breach of contract theory. The Company intends to respond to the Amended Complaint by denying the material allegations contained therein and reasserting the counterclaim. The Company believes that the Akcess Federal Lawsuit is without merit and intends to defend the case vigorously. The Company cannot make a determination at this time as to the possible outcome of the Akcess Federal Lawsuit.

      (d) The Company has been named in four lawsuits brought in the normal course of its business in the aggregate amount of approximately $700,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following two matters were submitted to, and voted upon by, the stockholders in conjunction with the Annual Meeting of Stockholders held on May 20, 1998 in New York, New York:

      1. The election of six members to the Board of Directors of the Company to serve until the next Annual Meeting of Stockholders to be held in 1999 or until their successors are duly elected.

      2. The appointment of independent auditors of the Company for the 1998 fiscal year to serve until the 1999 Annual Meeting or until their successors are duly elected.

      With respect to the election of Directors, the Board, at the recommendation of the Nominating Committee, designated six Nominees for election as directors of the Board to serve until the 1999 Annual Meeting or until their successors are duly elected and qualified. The Board unanimously recommended a vote "FOR" the election of the Nominees to the Board. The stockholders approved the election of the six Nominees to the Board by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting.

      With respect to the appointment of independent auditors of the Company, the Board, at the recommendation of the Audit Committee, proposed that the stockholders appoint the firm of PricewaterhouseCoopers LLP ("PwC"), formerly Coopers & Lybrand L.L.P, to serve as the independent auditors of the Company for the 1998 fiscal year until the 1999 Annual Meeting. PwC served as the Company's independent auditors for the 1997 fiscal year. The Board unanimously recommended a vote "FOR" the approval of this proposal. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed for quotation on the NASDAQ National Market system under the symbol "SPDE." Prior to January 6, 1999, the Company's trading symbol was "CVUS". The following table sets forth high, low and closing trade prices for the Common Stock for the fiscal quarters indicated.

                              High Sale          Low Sale          Closing Sale
                            --------------     --------------     --------------
1998
-----
First Quarter                  $8.250              $3.375             $5.000
Second Quarter                  4.875               0.750              1.000
Third Quarter                   1.625               0.094              0.281
Fourth Quarter                  2.156               0.188              0.906

1997
-----
First Quarter                 $11.875              $6.750             $9.000
Second Quarter                 10.250               6.875              8.000
Third Quarter                   9.000               6.625              7.875
Fourth Quarter                  9.750               5.563              6.000

      On March 29, 1999, the closing trade price of the Company's Common Stock was $3.25 per share. As of December 31, 1998, there were 102 registered shareholders and approximately 3,000 beneficial owners of the Company's Common Stock. During the year ended December 31, 1998, the Company did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of the Company's Internet business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

                                                 Year Ended December 31,
                           -------------------------------------------------------------------
                               1998          1997          1996          1995         1994
                           -----------   -----------   -----------   -----------   -----------
                                          (in thousands, except per share data)
Statement of Operations
Data:
Revenues ................  $     3,648   $     4,943   $     2,190   $     1,196   $        51
                           -----------   -----------   -----------   -----------   -----------
Service costs ...........        1,479         2,314         1,175           603            39
Selling, general and
    administrative ......        9,691        13,259        10,223         5,435         2,883
Depreciation and
    amortization ........        6,174         3,881         2,258         1,376           188
Bad debts ...............          730           550           351           202             1
Management fees .........           --            --            --         2,699         1,546
                           -----------   -----------   -----------   -----------   -----------
Total operating expenses        18,074        20,004        14,007        10,315         4,657
                           -----------   -----------   -----------   -----------   -----------
Operating loss ..........      (14,426)      (15,061)      (11,817)       (9,119)       (4,606)
Net interest income
    (expense) ...........       (2,365)         (202)          186        (2,184)       (1,393)
Gain on assignment
    of spectrum .........       28,066            --            --            --            --

Income taxes ............         (302)           --            --            --            --
                           -----------   -----------   -----------   -----------   -----------
Net earnings/(loss) .....  $    10,973   $   (15,263)  $   (11,631)  $   (11,303)  $    (5,999)
                           ===========   ===========   ===========   ===========   ===========
Per Common Share
Basic earnings/(loss) ...        $0.59         ($.95)        ($.75)        ($.91)       (1)
Weighted average
    outstanding .........   16,551,417    16,000,000    15,576,478    12,395,142        (1)

Diluted earnings/(loss) .        $0.57         ($.95)        ($.75)        ($.91)       (1)
Weighted average
    outstanding .........   17,612,443    16,000,000    15,576,478    12,395,142        (1)

                                                 December 31,
                               ------------------------------------------------
                                1998      1997      1996      1995       1994
                               -------  --------   -------  --------   --------
Balance Sheet Data:
Cash and cash
    equivalents .............  $12,902  $    408   $19,600  $  3,536   $ 12,544
Working capital
    (deficiency) ............    9,312    (7,029)   16,765    (1,647)    10,470
Net property and
    equipment ...............   12,836    20,608    14,158     6,322      3,469
Total assets ................   25,915    23,154    35,924    12,995     16,922
Total debt ..................      338     7,495     6,260    18,871     16,756
Total liabilities ...........    3,868    11,464     8,972    26,314     18,861
Total equity (deficit) ......   22,047    11,690    26,952   (13,319)    (1,939)

(1) Historical loss per common share and weighted average common shares outstanding for the year ended December 31, 1994 is not presented as they are not considered indicative of the on-going entity.

Summary of Quarterly Financial Data

                                                      Quarters Ended

1998                         March 31       June 30    September 30   December 31      Year End

Revenues                   $ 1,423,682   $ 1,363,340   $ 1,169,434   $   (308,785)  $  3,647,671

Selling, general and
  administrative expenses    2,643,281     2,833,481     2,870,916      1,342,761      9,690,439

Operating (loss)            (3,405,661)   (3,435,002)   (4,455,325)    (3,130,583)   (14,426,571)

Gain on assignment
  of spectrum                       --            --            --     28,066,109     28,066,109

Net earnings (loss)        $(3,687,749)  $(3,691,356)  $(5,640,915)  $ 23,993,030   $ 10,973,010

Per share  - Basic         $     (0.23)  $     (0.23)  $     (0.33)  $       1.38   $       0.59

           - Diluted       $     (0.23)  $     (0.23)  $     (0.33)  $       1.36   $       0.57

1997                         March 31       June 30    September 30   December 31      Year End
Revenues                   $   851,630   $ 1,105,833   $ 1,396,403   $  1,589,344   $  4,943,210

Selling, general and
  administrative expenses    3,035,603     3,425,207     3,284,662      3,513,086     13,258,558

Operating income (loss)     (3,607,286)   (3,848,435)   (3,754,521)    (3,850,835)   (15,061,077)

Net income (loss)          $(3,541,895)  $(3,863,620)  $(3,815,006)  $ (4,042,141)  $(15,262,662)

Per share  - Basic         $     (0.22)  $     (0.24)  $     (0.24)  $      (0.25)  $      (0.95)

           - Diluted       $     (0.22)  $     (0.24)  $     (0.24)  $      (0.25)  $      (0.95)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and the other financial information appearing elsewhere in this Form 10-K.

Operations

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television system in Brooklyn, New York utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The Company's LMDS license entitled it to utilize 1,150 MHz of spectrum in the 28 GHz range covering the New York Primary Metropolitan Statistical Area ("PMSA"), a region which covers the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC rules, the Company has the right to use an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event not expected to occur prior to 2002.

      In November 1998, as a result of the assignment of 850 MHz of spectrum to WinStar, the Company discontinued its subscription television service.

      The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured Internet Service Provider (ISP) and configured its IBBS network to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED.

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

      Revenues decreased $1,295,000 from $4,943,000 for the twelve months ended December 31, 1997 to $3,648,000 for the twelve months ended December 31, 1998. This decrease is a result of the termination of subscription television services in early November 1998 and increased service cancellations during the third quarter of 1998. The decrease is net of increases during the first six months of 1998 as a result of increases in the average subscriber base compared to 1997 and increases in fees charged to subscribers.

      Service costs decreased $835,000 from $2,314,000 for the twelve months ended December 31, 1997 to $1,479,000 for the twelve months ended December 31, 1998. This decrease is a result of the termination of subscription television services in early November 1998, increased service cancellations during the third quarter of 1998 and the termination of service from several premium program providers. This decrease is net of increases during the first six months of 1998 as a result of increases in the average subscriber base compared to 1997.

      Selling, general and administrative expenses decreased $3,568,000 from $13,259,000 for the twelve months ended December 31, 1997 to $9,691,000 for the twelve months ended December 31, 1998. This decrease is primarily attributable to reduced headcount-related costs as a result of personnel reductions at the end of 1997 and during the first and third quarters of 1998. This decrease is net of increases in legal expenses and other costs incurred in connection with several financings during 1998 and defending against or settling certain claims brought against the Company.

      Depreciation and amortization increased $2,293,000 from $3,881,000 for the twelve months ended December 31, 1997 to $6,174,000 for the twelve months ended December 31, 1998. This increase is due primarily to 1998 having a full year of depreciation on customer premises equipment, equipment for additional transmitter sites and the continued build-out of the Company's customer service/administrative facilities in 1997.

      Bad debt expense increased $180,000 from $550,000 for the twelve months ended December 31, 1997 to $730,000 for the twelve months ended December 31, 1998. This increase is a result of the Company's de-emphasis of subscription television services, the related reductions in force and the termination of service from several premium channel programmers. Prior to the termination of subscription television services in early November 1998, the Company experienced a high level of service cancellations and a drastic decrease in collections from subscribers. While the Company has significantly increased its allowance for bad debts at December 31, 1998 to reflect these developments, it is considering several options to vigorously pursue collection of past due accounts.

      Interest income decreased $539,000 from $650,000 for the twelve months ended December 31, 1997 to $111,000 for the twelve months ended December 31, 1998. This decrease is primarily due to decreases in the Company's cash position as it continued to fund operations and build out its network.

      Interest expense and financing fees increased $1,624,000 from $851,000 for the twelve months ended December 31, 1997 to $2,475,000 for twelve months ended December 31, 1998. This increase is a result of a substantial increase in the level of borrowings by the Company commencing in late 1997, some of which involved the payment of financing fees, and the costs incurred in connection with the redemption and repayment of debt.

      During the year ended December 31, 1998, the Company recognized a gain of $28,066,109 from the assignment of a portion of its spectrum to WinStar Communications.

      During the year ended December 31, 1998, the Company recorded a provision for income taxes in the amount of $302,000.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

      Revenues increased $2,753,000 from $2,190,000 for the twelve months ended December 31, 1996 to $4,943,000 for the twelve months ended December 31, 1997. This increase is due primarily to an increase in subscribers.

      Service costs increased $1,139,000 from $1,175,000 for the twelve months ended December 31, 1996 to $2,314,000 for the twelve months ended December 31, 1997. Service costs are fees paid to providers of television programming and royalties paid to CT&T under a license agreement between CT&T and SPEEDUSNY. These costs increase as the subscriber count and associated revenues increase.

      Selling, general and administrative expense increased $3,036,000 from $10,223,000 for the twelve months ended December 31, 1996 to $13,259,000 for the twelve months ended December 31, 1997. This increase is primarily attributable to headcount-related costs (as the Company's employee base rose from 104 at December 31, 1996 to 130 at December 31, 1997. At the end of 1997, the Company elected to focus its immediate efforts on bringing its high-speed Internet access service to market. Due to the increased focus on such service, the Company de-emphasized its marketing efforts related to selling subscription television service in the immediate future. In conjunction with this action, on December 31, 1997, the Company reduced its workforce by 43 people, most of whom worked in subscription television sales, marketing and operations. In addition, during 1997, there were increases in promotion and other sales-related expenses due to the increase in subscribers and in rent expenses due to the addition of new facilities and cell sites.

      Depreciation and amortization increased $1,623,000 from $2,258,000 for the twelve months ended December 31, 1996 to $3,881,000 for the twelve months ended December 31, 1997. This increase is due primarily to the purchase of customer premises equipment and leasehold improvements at the Company's new state-of-the-art headend facility, customer care center, and office complex.

      Bad debt expense increased $199,000 from $351,000 for the twelve months ended December 31, 1996 to $550,000 for the twelve months ended December 31, 1997. These expenses increase as the subscriber count and associated revenues increase.

      Interest income decreased $642,000 from $1,292,000 for the twelve months ended December 31, 1996 to $650,000 for the twelve months ended December 31, 1997. This decrease is primarily due to a decrease in the Company's cash position as the Company continued to expend funds to build out its network and increase its subscriber base.

      Interest expense and financing fees decreased $254,000 from $1,105,000 for the twelve months ended December 31, 1996 to $851,000 for twelve months ended December 31, 1997. This decrease is due primarily to the repayment of the 1997 principal installment of the note to Morgan Guaranty Trust Company of New York in June 1997.

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

      Revenues increased $994,000 from $1,196,000 for the twelve months ended December 31, 1995 to $2,190,000 for the twelve months ended December 31, 1996. This increase is due to an increase in subscribers, and a full year of premium and pay-per-view services, which were introduced in April and June 1995, respectively.

      Service costs increased $572,000 from $603,000 for the twelve months ended December 31, 1995 to $1,175,000 for the twelve months ended December 31, 1996. These costs increase as the subscriber count and associated revenues increase.

      Selling, general and administrative expenses increased $4,788,000 from $5,435,000 for the twelve months ended December 31, 1995 to $10,223,000 for the twelve months ended December 31, 1996. This increase is primarily attributable to headcount-related costs (as the Company's employee base rose from 55 at December 31, 1995 to 104 at December 31, 1996), increased payments in equipment rentals and increased legal fees associated primarily with the FCC rulemaking, offset in part by a decrease in contractor sales, as part of the sales force was brought in-house.

      Management fees decreased $2,699,000 from $2,699,000 for the twelve months ended December 31, 1995. This decrease is attributable to the termination of a management agreement with Bell Atlantic Corporation as of December 31, 1995.

      Depreciation and amortization increased $882,000 from $1,376,000 for the twelve months ended December 31, 1995 to $2,258,000 for the twelve months ended December 31, 1996. This increase is due primarily to the purchase of customer premises equipment and equipment for the Company's transmitter sites.

      Bad debt expense increased $149,000 from $202,000 for the twelve months ended December 31, 1995 to $351,000 for the twelve months ended December 31, 1996. These expenses increase as the subscriber count and associated revenues increase.

      Interest income increased $888,000 from $404,000 for the twelve months ended December 31, 1995 to $1,292,000 for the twelve months ended December 31, 1996. The increase is due primarily to the interest earned on the proceeds from the Company's Initial Public Offering in 1996.

      Interest expense and financing fees decreased $1,483,000 from $2,588,000 for the twelve months ended December 31, 1995 to $1,105,000 for the twelve months ended December 31, 1996. This decrease is due primarily to the conversion of $10,000,000 of convertible exchangeable subordinated notes payable in conjunction with the Company's Initial Public Offering.

Liquidity and Capital Resources

      Since the completion of the Company's initial public offering in February 1996, the proceeds of which were used primarily to fund the build-out of its LMDS transmission system and marketing and equipment costs, the Company has sought to raise the additional capital necessary to execute its business plan. The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception, primarily due to the start-up costs in connection with the commercial roll-out of the Company's system, slower than anticipated consumer acceptance of the Company's subscription television services and expenses incurred in connection with the LMDS rulemaking proceeding.

      Since the fourth quarter of 1997 and continuing through the end of November 1998, the Company had experienced a severe liquidity shortfall due to the postponement or cancellation of several planned financing transactions and reductions in the subscriber base for its subscription television services. After several proposed financing arrangements failed to be consummated, in December 1997, the Company recognized an impending liquidity crisis, instituted a round of layoffs and ceased active promotion of its subscription television service. In March and August of 1998, additional layoffs were instituted. During 1998, the Company entered into several financing arrangements, as discussed below, which provided for, or potentially provided for, the issuance of equity securities at a discount from market prices at the time of funding.

      In December 1997, SPEEDUSNY entered into an agreement with Logimetrics, Inc. ("Logimetrics") pursuant to which SPEEDUSNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T, and issued a $2,621,695 Secured Promissory Note to Logimetrics. In December 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). In April 1998, the Secured Promissory Note (the "Original Note") was restructured on the following terms: (i) the Company made a $500,000 principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share (still outstanding at December 31, 1998). In July 1998, Newstart received an additional $500,000 principal payment under the New Note. Newstart had the option to convert the New Note, in whole or in part, into Common Stock of the Company. In connection therewith, Newstart converted $500,000 in principal amount of the New Note into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. As disclosed in amendments to a Form 13D filed by Newstart in connection with its beneficial ownership of the Company's Common Stock, on October 19, 1998, Newstart sold the New Note to Akcess Pacific Group, LLC ("Akcess"). In December 1998, after Akcess apparently failed to pay Newstart for the New Note, the Company repurchased the New Note from Newstart for an aggregate price of $1,093,339, including accrued interest and a premium.

      In January 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), the holder of the Company's Subordinated Exchange Notes (the "Original Notes"), in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. As consideration for the purchase of the New Notes, the waiver of certain defaults under the Original Notes and the consent to the restructuring of other debt, Morgan Guaranty received warrants to purchase an aggregate 127,000 shares of the Company's Common Stock at an exercise price of $.01 per share (still outstanding at December 31, 1998). In order to effectuate the assignment of spectrum, as discussed below, the Company and SPEEDUSNY paid a fee of $750,000 to Morgan Guaranty, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The Subordinated Exchange Notes with an aggregate unpaid principal balance of $6,026,675 were repaid in November 1998 for an aggregate of $6,569,355, including accrued interest and prepayment penalties, as a result of the assignment of spectrum.

      In April 1998, the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall Capital Management, Inc. ("Marshall") for $3,500,000. Additional issuances of Convertible Preferred Stock in the amounts of $3,000,000 and $3,500,000 were subsequently waived by mutual agreement of the parties. The Convertible Preferred Stock was convertible into Common Stock of the Company at the option of Marshall. In connection therewith, through November 1998, Marshall had converted 37 shares of Convertible Preferred Stock into 144,152 shares of Common Stock. As disclosed in a Form 13D filed by Akcess on October 19, 1998, in addition to acquiring the New Note from Newstart, Akcess entered into an agreement with Marshall pursuant to which Akcess would purchase the Common Stock of the Company issued to Marshall upon conversion of the Convertible Preferred Stock held by Marshall. The Company informed Marshall of its view that Marshall, by virtue of its apparent membership in a group including Akcess, already held beneficial ownership (as defined in certain rules under the Securities Exchange Act of 1934) of more than 4.99% of the Company's Common Stock and that further conversions of the Convertible Preferred Stock were prohibited. The remaining 3,463 shares of Convertible Preferred Stock with an aggregate stated value of $3,463,000 were redeemed in November 1998 as a result of the assignment of spectrum for an aggregate price of $4,616,560, including accrued dividends and a mandatory redemption premium.

      In April 1998, the Company issued to Marion Interglobal Ltd. ("Marion")
(i) a warrant to purchase up to $2,000,000 worth of shares of Common Stock and
(ii) 110,000 shares of its Common Stock. The shares of Common Stock were issued for nominal consideration and Marion was required to exercise the warrant at the request of the Company. In June 1998, following the Company's demand to pay the warrant exercise price, Marion defaulted. The Company plans to commence litigation against Marion for non-performance and resulting damages.

      In May 1998, the Company entered into an agreement with Wasserstein Perella & Co. Inc. ("WP&Co.") as its exclusive financial advisor for the purpose of exploring and evaluating the Company's strategic and financial alternatives. The Company's primary objective was to capitalize on its exclusive commercial license to utilize its existing LMDS system in offering telecommunications services in the New York Primary Metropolitan Statistical Area. WP&Co. and the Company intended to jointly analyze potential transactions including, but not necessarily limited to, merger or sale of the Company, a recapitalization, a joint venture, or a capital infusion.

      As a result of the foregoing financing agreements, the Company had committed sources of capital, coupled with internally generated funds, that it believed would be adequate to satisfy its minimum anticipated capital needs and operating expenses for the remainder of 1998. However, certain of these transactions as originally contemplated were not completed and payments needed to address accounts payable to equipment vendors, programmers and providers of professional services, all of whom were critical to the Company's subscription television services and continued operations, substantially exceeded expectations. In addition, there were payment obligations to creditors due throughout the balance of 1998. As a result, the Company decided that it was in its best interest to enter into the following transaction.

      In November 1998, pursuant to an agreement dated July 10, 1998, as amended, between the Company and WinStar Communications, Inc. ("WinStar"), the Company consummated the assignment of 850 MHz of spectrum to WinStar for $32,500,000 in cash. The transaction was subject to regulatory and shareholder approval, both of which were received. At the time of closing, the Company repaid $3,500,000 which it had borrowed from WinStar in July 1998. The Company had used these loan proceeds to meet outstanding obligations and finance its operations pending the closing. As previously indicated, at the time of closing or shortly thereafter, the Company also repaid the Subordinated Exchange Notes held by Morgan Guaranty, redeemed the Convertible Preferred Stock held by Marshall and repurchased the Secured Convertible Promissory Note held by Newstart. In connection with the WinStar transaction, the Company paid an investment banking fee of $1,050,000 to WP&Co.

      The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured Internet Service Provider (ISP) and configured its IBBS network to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED.

      The SPEED service requires the purchase and installation of the SPEED modem and signal availability. The SPEED modems are currently only available from the Company for $350. The signal coverage is currently limited to parts of Manhattan, Brooklyn and Queens. The Company plans to arrange financing for the cost of the modem to consumers and to increase its signal coverage area before commencing a major marketing campaign.

      While the Company believes that consummation of the spectrum assignment has provided sufficient liquidity to finance its current level of operations through 1999, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

Year 2000 compliance

       The "Year 2000" or "Y2K" problem exists because of the potential for computer programs to recognize a date using "00" as the year 1900 instead of the year 2000 which could cause disruption of normal business operations.

       If not addressed and completed on a timely basis, the Year 2000 problem could lead to incomplete or inaccurate accounting, billing and customer service functions with resultant financial loss, legal liability or business interruption.

       The Company has established a project team to address the extent, if any, to which its systems may be affected by the Year 2000 problem and to establish procedures to resolve Year 2000 issues. The project team includes Company personnel and, to the extent necessary, outside consultants. The Company expects to complete its assessment, as well as modification or replacement of software, during 1999. At the present time, costs over the 1998-1999 period are estimated to be less than $75,000 and approximately one-third of this amount has been incurred and expensed through the end of 1998.

       The Company has established that its Internet connectivity systems are Year 2000 compliant and that the systems remaining subject to completion of review are involved with accounting and related administrative functions. The majority of the Company's accounting systems have also been determined to be Year 2000 compliant. The Company believes that modification or replacement of the remaining systems, if necessary, would not incur a material cost. During 1999, the Company will be reviewing contingency plans for processes that could likely be affected by the Year 2000 problem with the primary focus being unforeseen failures of computer software and hardware.

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

       While the Company expects that its Year 2000 efforts will be successful, failure of the Company's computer systems could have a material adverse effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described in Footnote 2 of this Form 10-K are not subject to material market risk. The Company's financial instruments at December 31, 1998 and 1997 consist of short-term investments and long-term debt. The carrying value of each of these financial instruments approximates its market value, since the investments have short maturities and the interest rate on the long-term debt periodically adjusts based on the prime rate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)   Consolidated Financial Statements                                  Page(s)
                                                                         ------

      Report of Independent Accountants................................. 27

      Consolidated Balance Sheets as of December 31, 1998 and
      December 31, 1997................................................. 28

      Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996.................................. 29

      Consolidated Statements of Changes in Partners' Capital and
      Stockholders' Equity for the years ended December 31, 1998,
      1997 and 1996..................................................... 30

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996.................................. 31

      Notes to Consolidated Financial Statements........................ 32-39

(2)   Financial Statement Schedule

      Schedule II -- Valuation and Qualifying Accounts..................  S-1

(b) Reports on Form 8-K

      The Company filed Current Reports on Form 8-K, all for events specified in
      Item 5 of such reports, on October 2, 1998, October 9, 1998, October 22, 1998 and October 27, 1998.

      The Company filed a Current Report on Form 8-K, for an event specified in
      Item 2 of such report, on December 9, 1998. This filing included pro forma financial statements, in narrative form, as required under Item 7(b) of such report.

(c) Exhibits

      3.1a  Certificate of Incorporation. (1)

      3.1b Certificate of Ownership and Merger of CVUSA Merger Corporation With and Into Cellularvision USA, Inc. (2)

      3.2   By-laws. (1)

      4.1   Form of Common Stock Certificate. (1)

      4.2 Stockholders Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian. (1)

      4.3 Registration Rights Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Inc. and Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor.
            (1)

      10.1 Amended and Restated License Agreement, together with Addendum to License Agreement, each dated as of July 7, 1993, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision of New York, L.P. and certain amendments and supplements thereto. (1)

      10.2 Reserved Channel Rights Agreement, dated as of July 7, 1993, by and between Vahak S. Hovnanian, Shant S. Hovnanian, Bernard B. Bossard, CellularVision of New York, L.P. and Bell Atlantic Ventures XXIII, Inc. (1)

      10.3 Restructuring Agreement, dated as of January 12, 1996, by and among the Company, CellularVision of New York, L.P., Hye Crest Management, Inc., Suite 12 Group, Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor, Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian. (1)

      10.4a CellularVision USA, Inc. 1995 Stock Incentive Plan. (1)

      10.4b CellularVision USA, Inc. 1995 Stock Incentive Plan. (Amended and
            Restated as of December 2, 1998) (2)

      10.5 Employment Agreement, dated as of October 18, 1995, between CellularVision USA, Inc. and Bernard B. Bossard. (1)

      10.6 Employment Agreement, dated as of October 18, 1995, between CellularVision USA, Inc. and Shant S. Hovnanian. (1)

      10.7 Employment Agreement, dated as of January 1, 1996, between CellularVision USA, Inc. and John Walber. (1)

      10.8 Employment Agreement, dated as of July 31, 1996, between CellularVision USA, Inc. and Charles N. Garber. (3)

      10.9 Intercompany Agreement, dated January 12, 1996, by and among CellularVision USA, Inc., CellularVision Technology &
            Telecommunications, L.P., CellularVision of New York, L.P., Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian. (1)

      10.10 Second Addendum to License Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision of New York, L.P. (1)

      10.11 Corporate Name License and Grant of Future Licenses Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision USA, Inc. (1)

      10.12 Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto. (1)

      10.13 Master Amendment Agreement, dated as of October 8, 1993, by and among Vahak S. Hovnanian, Shant S. Hovnanian, Bernard B. Bossard, Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XIII, Inc. and Philips PGNY Corp. (1)

      10.14 Second Master Amendment Agreement, dated as of December 29, 1993, by and among Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension

            Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor. (1)

      10.15 Note Purchase Agreement, dated as of December 29, 1993, between CellularVision of New York, L.P. and Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York with respect to the issuance and sale of $12,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P. (1)(4)

      10.16 Agreement of Lease, dated May 9, 1994, by and between Cellular Vision of New York and New York City Economic Development Corporation and Sublease, dated March 8, 1995, between CellularVision of New York, L.P. and Harvard Fax, Inc. (1)

      10.17 Communications Antenna Site Agreement, dated December 6, 1994, between CellularVision of New York L.P. and Tower Owners, Inc., as amended. (1)

      10.18 Master Lease Agreement No. 6035, dated December 12, 1995, between Linc Capital Management, a division of Scientific Leasing Inc., and CellularVision of New York, L.P., together with the Schedules and Addendum No. 1thereto; Warrant Certificate Nos. 1, 2 and 3, dated December 14, 1995, issued to Linc Capital Partners, Inc. by the Company. (1)

      10.19 Master Equipment Lease, dated December 14, 1995 between Boston Financial & Equity Corporation and CellularVision of New York, L.P., together with the Schedules and the Addendum thereto; Warrant Certificate Nos. 4 and 5, dated December 14, 1995, issued to Boston Financial &Equity Corporation by the Company. (1)

      10.20 Senior Convertible Term Note, dated December 1, 1995, in the principal amount of $3,521,257 issued to Bell Atlantic Ventures XXIII, Inc. by CellularVision of New York, L.P. and CellularVision USA, Inc. and the Agreement, dated as of December 1, 1995, by and among CellularVision USA, Inc., CellularVision of New York, L.P., and Bell Atlantic Ventures XXIII, Inc. (1)

      10.21 Warrant, dated June 1, 1994, issued by CellularVision of New York, L.P. to Alex. Brown & Sons Incorporated. (1)

      10.22 Warrant, dated June 1, 1994, issued by CellularVision of New York, L.P. to Mark B. Fisher. (1)

      10.23 Warrant, dated December 29, 1993, issued by CellularVision of New York, L.P. to Peter Rinfret. (1)

      10.24 Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Alex. Brown Financial Corporation. (1)

      10.25 Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Mark B. Fisher. (1)

      10.26 Non-qualified Stock Option Agreement under the CellularVision USA, Inc. 1995 Stock Incentive Plan, dated as of January 15, 1996, by and between the Company and John Walber. (1)

      10.27 Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P., Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S. Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

      10.28 Exchange Notes, dated as of December 15, 1995, of CellularVision USA, Inc. issued to Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor, in the principal amounts of approximately $5.0 million and $1.3 million, respectively (form of Exchange Note included as Exhibit A-2 to Exhibit 10.15 above). (1)

      10.29 Agreement to Purchase LMDS License, dated as of July 10, 1998 by and between Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (5)

      10.30 Amendment No. 1 to Agreement to Purchase LMDS License, dated as of October 6, 1998 among Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (6)

      10.31 Amendment No. 2 to Agreement to Purchase LMDS License, dated as of October 20, 1998 among Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (7)

      21    Subsidiaries of CellularVision USA, Inc. (1)

      23.1  Consent of PricewaterhouseCoopers LLP (2)

      27    Financial Data Schedule (2)

----------
      (1) Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

      (2)   Filed herewith.

      (3) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996 filed on August 12, 1996.

      (4) An identical note purchase agreement has been entered into by CellularVision of New York, L.P. and Morgan Guaranty Trust Company of New York, as Investment Manager and Agent for an Institutional Investor with respect to the issuance and sale of $3,000,000 principal amount of Convertible Exchangeable Subordinated Notes of CellularVision of New York, L.P.

      (5) Incorporated by reference to the Company's Form 8-K filed on July 15, 1998.

      (6) Incorporated by reference to the Company's Form 8-K filed on October 9, 1998.

      (7) Incorporated by reference to the Company's Form 8-K filed on October 22, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SPEEDUS.COM, INC.:

In our opinion, the accompanying consolidated financial statements and financial statement schedule of SPEEDUS.COM, INC. (the "Company") listed in Item 14(a) of this Form 10-K, present fairly, in all material respects, the financial position of the Company at December 31, 1998 and December 31, 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

March 30, 1999

                               SPEEDUS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                       ---------------------------
                                                           1998            1997
                                                       ------------   ------------
                      ASSETS

Current assets:
    Cash and cash equivalents                          $ 12,902,085   $    407,741
    Due from affiliates                                      86,444        181,012
    Prepaid expenses and other                               23,348        112,058
    Accounts receivable, net of allowance for
      doubtful accounts of $1,019,933 and $290,984             --        1,233,501
                                                       ------------   ------------
    Total current assets                                 13,011,877      1,934,312

Property and equipment, net of accumulated
  depreciation of $5,488,766 and $5,277,052              12,836,368     20,607,744
Other assets                                                 67,165        171,811
Intangible assets, net of accumulated
  amortization of $147,261                                     --          203,388
Notes receivable from related parties                          --          171,245
Debt placement fees                                            --           65,590
                                                       ------------   ------------
    Total assets                                       $ 25,915,410   $ 23,154,090
                                                       ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $  2,519,345   $  1,873,317
    Accrued liabilities                                     807,499      2,093,148
    Other current liabilities                               203,812          2,761
    Current portion of notes payable                        168,750      4,993,997
                                                       ------------   ------------
    Total current liabilities                             3,699,406      8,963,223

Notes payable                                               168,750      2,501,163
                                                       ------------   ------------
    Total liabilities                                     3,868,156     11,464,386

Commitments and Contingencies                                  --             --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 17,131,357 and 16,000,000
      shares issued and outstanding)                        171,314        160,000
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued          --             --
           and outstanding)
    Additional paid-in-capital                           58,794,847     58,267,533
    Accumulated deficit                                 (36,918,907)   (46,737,829)
                                                       ------------   ------------
    Stockholders' equity                                 22,047,254     11,689,704
                                                       ------------   ------------
    Total liabilities and stockholders' equity         $ 25,915,410   $ 23,154,090
                                                       ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SPEEDUS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the years ended December 31,
                                            ------------------------------------------
                                                1998           1997           1996
                                            ------------   ------------   ------------

Revenues                                    $  3,647,671   $  4,943,210   $  2,189,766
                                            ------------   ------------   ------------
Expenses:
    Service costs                              1,479,360      2,314,435      1,174,619
    Selling, general and administrative        9,690,439     13,258,558     10,222,523
    Depreciation and amortization              6,174,393      3,881,004      2,258,415
    Bad debts                                    730,050        550,290        351,839
                                            ------------   ------------   ------------
    Total operating expenses                  18,074,242     20,004,287     14,007,396
                                            ------------   ------------   ------------

Operating loss                               (14,426,571)   (15,061,077)   (11,817,630)

Interest income                                  110,719        649,843      1,291,516
Interest expense and financing fees           (2,475,247)      (851,428)    (1,105,087)
                                            ------------   ------------   ------------
Loss before gain on assignment of spectrum
  and provision for income taxes             (16,791,099)   (15,262,662)   (11,631,201)

Gain on assignment of spectrum                28,066,109           --             --
                                            ------------   ------------   ------------

Earnings/(loss) before provision for
  income taxes                                11,275,010    (15,262,662)   (11,631,201)

Provision for income taxes                       302,000           --             --
                                            ------------   ------------   ------------
Net earnings/(loss)                         $ 10,973,010   $(15,262,662)  $(11,631,201)
                                            ============   ============   ============

Per share:

Basic earnings (loss) per common share      $       0.59   $      (0.95)  $      (0.75)
                                            ============   ============   ============
Weighted average common shares
  outstanding                                 16,551,417     16,000,000     15,576,478
                                            ============   ============   ============

Diluted earnings (loss) per common share    $       0.57   $      (0.95)  $      (0.75)
                                            ============   ============   ============
Weighted average common shares
  outstanding                                 17,612,443     16,000,000     15,576,478
                                            ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SPEEDUS.COM, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        CAPITAL AND STOCKHOLDERS' EQUITY


              For the years ended December 31, 1996, 1997 and 1998

                                                                                                          Total Partners'
                                                                                                            Capital and
                                                                                                           Shareholders'
                              Partners'       Common       Preferred      Additional       Accumulated         Equity
                               Capital        Stock          Stock      Paid-in capital      Deficit         (Deficit)
                           --------------  ------------  -------------  ---------------  ---------------  ---------------
Balance
  January 1, 1996          $    6,401,454  $    123,951  $     --       $      --        $   (19,843,966) $   (13,318,561)

  Conversion of stock
    existing prior to IPO                          (100)                                                              (100)
  Common stock issued
    at IPO (3,614,858
    shares)                                      36,149                                                             36,149
  Conversion of
    Partners' Capital to
    Additional
    Paid-in capital at         (6,401,454)                                     6,401,454                            --
      IPO
  Additional Paid-in                                                          51,866,079                        51,866,079
    capital
  Net loss                                                                                    (11,631,201)     (11,631,201)
                           --------------  ------------  --------------  ---------------  ---------------  ---------------
Balance
  December 31, 1996              --             160,000        --             58,267,533      (31,475,167)      26,952,366

  Net loss                                                                                    (15,262,662)     (15,262,662)
                           --------------  ------------  --------------  ---------------  ---------------  ---------------
Balance
  December 31, 1997              --             160,000        --             58,267,533      (46,737,829)      11,689,704

  Issuance of common
    stock                                         1,100                                                              1,100
  Issuance of preferred
    stock                                                     3,500,000                                          3,500,000
  Conversion of
    secured note                                  8,837                          491,163                           500,000
  Conversion of
    preferred stock                               1,421         (37,000)          35,579                            --
  Dividends on
    preferred stock                                  21                              507          (88,728)         (88,200)
  Redemption of
    preferred stock                                          (3,463,000)                       (1,065,360)      (4,528,360)
  Retirement of common
    stock                                           (65)                              65                            --
  Net earnings                                                                                 10,973,010       10,973,010
                           --------------  ------------  --------------  ---------------  ---------------  ---------------
Balance
  December 31, 1998        $     --        $    171,314  $     --        $    58,794,847  $   (36,918,907) $    22,047,254
                           ==============  ============  ==============  ===============  ===============  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                               SPEEDUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             For the years ended December 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Cash flows from operating activities:
    Net earnings/(loss)                                $ 10,973,010   $(15,262,662)  $(11,631,201)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                     6,174,393      3,881,004      2,258,415
        Amortization of placement fees                       65,590        115,479         98,783
        Provision for doubtful accounts                     730,050        550,290        351,839
        Gain on assignment of spectrum                  (28,066,109)          --             --
        Noncash increase in notes payable                   250,000           --             --
        Stock option compensation expense                      --             --          150,000
        Changes in assets and liabilities:
            Due from affiliates                              94,568        578,515     (2,054,339)
            Prepaid expenses and other                       88,710        143,742        (26,997)
            Accounts receivable                             503,451     (1,253,458)      (472,031)
            Other assets                                    104,646        (10,829)        (2,388)
            Notes receivable                                171,245        (79,970)       (91,275)
            Accounts payable                                646,028        979,456      2,766,139
            Other current liabilities                       201,051       (252,247)       230,209
            Accrued liabilities                          (1,285,649)       530,166       (683,367)
                                                       ------------   ------------   ------------
                Net cash used in operating activities    (9,349,016)   (10,080,514)    (9,106,213)
                                                       ------------   ------------   ------------

Cash flows from investing activities:
    Net proceeds from [assignment of spectrum]           31,041,378           --             --
    Property and equipment additions                     (1,174,898)   (10,261,204)   (10,191,494)
    Intangibles                                                --          (86,106)      (127,802)
    Proceeds from sale of property and equipment               --             --          135,000
                                                       ------------   ------------   ------------
                Net cash provided by (used in)
                  investing activities                   29,866,480    (10,347,310)   (10,184,296)
                                                       ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from sale of stock                           3,501,100           --       41,850,000
    Proceeds from notes payable                           4,691,147      2,996,695           --
    Repayment of notes payable                          (11,598,807)    (1,761,200)    (3,521,257)
    Redemption of preferred stock                        (4,616,560)          --             --
    Distribution                                               --             --          (13,889)
    Deferred offering costs                                    --             --       (2,960,629)
                                                       ------------   ------------   ------------
                Net cash (used in) provided by
                  financing activities                   (8,023,120)     1,235,495     35,354,225
                                                       ------------   ------------   ------------
                Net increase (decrease) in cash
                  and cash equivalents                   12,494,344    (19,192,329)    16,063,716

Cash and cash equivalents, beginning of period              407,741     19,600,070      3,536,354
                                                       ------------   ------------   ------------

Cash and cash equivalents, end of period               $ 12,902,085   $    407,741   $ 19,600,070
                                                       ============   ============   ============

Supplemental Cash Flow Disclosures:
    Cash paid for interest during the period           $  1,161,379   $    611,900   $  1,100,133
                                                       ============   ============   ============
    Cash paid for income taxes during the period       $       --     $       --     $       --
                                                       ============   ============   ============
Noncash transactions:
    Common stock issued for convertible debt           $    500,000   $       --     $ 12,731,450
                                                       ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      CVUSA Merger Corporation ("CVUSA Merger"), a wholly-owned subsidiary of CellularVision USA, Inc. ("CVUS"), was formed in December 1998. In January 1999, CVUSA Merger was merged into CVUS with CVUS as the surviving corporation. At the time of merger, CVUS changed its name to SPEEDUS.COM, INC. ("SPEEDUS.COM").

      CVUS was formed in October 1995 to combine the ownership of CVNY, a limited partnership, and Hye Crest Management, Inc. ("HCM"), the general partner of CVNY and a wholly-owned subsidiary of CVUS. In July 1996, HCM changed its name to CellularVision Capital Corporation ("CVCC"). In February 1999, CellularVision of New York, L.P. ("CVNY"), by amendment to its certificate of limited partnership, changed its name to SPEEDUSNY.COM, L.P. ("SPEEDUSNY"). Unless the context requires otherwise, the term Company includes SPEEDUS.COM, SPEEDUSNY and CVCC.

Business and FCC License

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a Local Multipoint Distribution Service ("LMDS") license from the Federal Communications Commission (the "FCC"). In September 1997, the Company's LMDS license was renewed as a standard LMDS license through February 1, 2006. The Company is entitled to use its spectrum for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The Company's LMDS license entitled it to utilize 1,150 MHz of spectrum in the 28 GHz range covering New York City, Westchester, Rockland and Putnam counties. Under FCC rules, the Company has the right to use an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event not expected to occur prior to 2002.

      In November 1998, as a result of the assignment of 850 MHz of spectrum to WinStar Communications, Inc., the Company discontinued its subscription television service. The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of SPEEDUS.COM, SPEEDUSNY and CVCC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of reverse repurchase agreements and commercial paper. Exclusive of cash in banks, cash equivalents at December 31, 1998 and 1997 were approximately $13,132,000 and $100,000, respectively.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade accounts receivable. The majority of the Company's revenues since inception have been derived from subscription television service in New York City, which has been discontinued in November 1998. Prior to the termination of subscription television services, the Company experienced a high level of service cancellations and a drastic decrease in collections from subscribers. While the Company has significantly increased its allowance for bad debts at December 31, 1998 to reflect these developments, it is considering several options to vigorously pursue collection of past due accounts.

      The Company's cash equivalents and short-term investments are potentially subject to concentrations of credit risk but this risk is limited due to these investments being made in investment grade securities.

Revenue Recognition

      The majority of the Company's revenues to date have been derived from subscriber fees, billed one month in advance and recorded as revenue in the period in which the service was provided. Deferred revenue associated with advance billings was recorded as a current liability.

Property and Equipment

      Transmission and headend equipment, customer premises equipment, office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Fiber optic lines are depreciated over an estimated service life of 40 years. Transmitters are not depreciated until such assets are constructed or placed in service. Depreciation on customer premises equipment commences the month following receipt of the equipment. When assets are fully depreciated, it is the Company's policy to remove the costs and related accumulated depreciation from its books and records.

      The Company capitalized subcontractor labor and materials incurred in connection with the installation of customer premises equipment and depreciates them over the shorter of the estimated average period that the subscribers are expected to remain connected to the Company's system, or five years.

Long-lived assets

      The Company periodically evaluates the net realizable value of long-lived assets, including fixed assets and other assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Intangible Assets

      The costs of field studies to determine line-of-sight transmission capabilities are capitalized and amortized over five years by the straight-line method. If a site is abandoned or deemed inoperable, all costs associated with that site are charged to expense.

Income Taxes

      As required by SFAS No. 109, the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of assets and liabilities existing at the time of the consummation of the incorporation transactions immediately prior to the Company's initial public offering in 1996.

      As of December 31, 1997, the Company recorded a deferred tax asset of approximately $19.2 million primarily related to operating losses and the difference between the book and tax basis of the Company's investment in CVNY. An offsetting valuation allowance of $19.2 million was established as the Company had no ability to carryback its losses and a limited earnings history. The Company has recorded a provision for income tax of $302,000 relating to Federal Alternative Minimum Taxes. This provision was calculated after recognizing a deferred tax benefit of approximately $5,000,000 relating to carryforward losses. As of December 31, 1998, the Company has a deferred tax asset of approximately $14.2 million and an offsetting valuation allowance of the same amount.

      For the year ended December 31, 1998, the difference between the Company's provision for income taxes and income taxes computed at the Federal statutory rate of 35% is primarily due to the deferred income tax benefit recognized in 1998.

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

      The Company's financial instruments at December 31, 1998 and 1997 consist of short-term investments and long-term debt. The carrying value of these financial instruments approximates market value since the investments have short maturities and the interest rate on the long-term debt periodically adjusts based on the prime rate.

Deferred Offering Costs

      Expenses associated with the Company's initial public offering were capitalized as deferred offering costs at December 31, 1995. Upon the successful completion of the initial public offering in 1996, these costs were deducted from the proceeds of the initial public offering and recorded as a reduction to additional paid-in capital.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Stock options and warrants have been excluded from the diluted loss per share for the years ended December 31, 1997 and 1996 since their effect would be antidilutive.

      For the year ended December 31, 1998, basic net earnings available for common shareholders in the amount of $9,818,922 was determined by subtracting an aggregate of $1,154,088, representing the redemption premium and dividends on the Convertible Preferred Stock, from net earnings of $10,973,010. Diluted net earnings available for common stockholders in the amount of $9,981,093 was determined by subtracting the redemption premium in the amount of $1,065,360 from, and adding interest expense on convertible debt in the amount of $73,443 to, net earnings of $10,973,010. The weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amounts of 1,470, 133,740, 212,578 and 713,238 for the assumed exercise or conversion of stock options, warrants, convertible debt and Convertible Preferred Stock, respectively, to the weighted average shares outstanding for basic earnings per share for a total of 17,612,443 weighted average shares outstanding for diluted earnings per share.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Related Party Transactions

CT&T License Agreement

      In July 1993, SPEEDUSNY entered into a license agreement with CellularVision Technology and Telecommunications, L.P. ("CT&T") for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. CT&T is 80% owned by Shant S. Hovnanian, the Chairman of the Board, President, and Chief Executive Officer of the Company, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a director and former officer of the Company, (collectively, the "Founders"). The license agreement grants SPEEDUSNY the right to utilize the licensed LMDS technology to construct and operate its system and sell communications services on an exclusive basis within the New York PMSA and the New York BTA (to the extent the Company holds or obtains a commercial license for this territory). CT&T has also agreed to license the LMDS technology to the Company in other BTAs in which the Company obtains LMDS licenses. The economic terms and conditions of such licenses will be, in the aggregate, at least as favorable as the terms of any other license granted by CT&T within the United States. Under the license agreement, CT&T earns a royalty equal to 7.5% of gross revenues on a quarterly basis. The license will remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028, subject to earlier termination upon the occurrence of certain events. The license fees were $288,000, $324,000 and $149,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      At December 31, 1998 and 1997, the Company had amounts due from CT&T of approximately $86,000 and $181,000, respectively, which represent the Company's allocation of costs to CT&T, reduced by licensing fees. The Company and CT&T have agreed to apply licensing fees in excess of $80,000 in each calendar year otherwise due to CT&T to the outstanding amounts due from CT&T, which will bear interest at the rate of 6% per annum. The Company has paid $80,000 in licensing fees to CT&T for each of the years ended December 31, 1998, 1997 and 1996.

      Under the license agreement, CT&T may charge the Company a fee of up to 2.5% of the value of equipment purchased through CT&T, and the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, the Company is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of equipment purchased from CT&T for the years ended December 31, 1997 and 1996 was $1,467,000 and $6,198,000, respectively. No equipment was purchased from CT&T during 1998.

      At December 31, 1997, the Company had outstanding long-term orders with CT&T for the purchase of equipment in the aggregate amount of approximately $3,200,000, net of deposits in the aggregate amount of approximately $600,000. Approximately $1,400,000 of this amount, net of deposits, is represented by set-top converters and head-end equipment which has been delivered to the Company but have experienced performance problems, as a result of which CT&T is presently involved in litigation with the vendor of this equipment. The Company has not accepted billings for this equipment and no amounts are reflected in the accompanying financial statements. As a result of discontinuing the subscription television service, if the Company is ultimately forced to accept and pay for this equipment, the equipment may have little or no value and would be written off. Approximately $1,800,000 of this amount, net of deposits, represents long-term orders which are still outstanding for modems that would be usable by the Company in its high-speed internet access business. The Company is now dealing directly with this vendor.

Other Transactions

      (a) On May 18, 1998, the Company received an offer from Shant S. Hovnanian, the Company's Chairman and Chief Executive Officer, to convey to the Company all of the outstanding shares of VisionStar, Inc. ("VisionStar"), a company wholly-owned by him, together with related patent application rights. VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a geostationary Ka-band telecommunications satellite at 113 degrees West Longitude, a position overlooking the continental United States. According to the FCC order granting the license, VisionStar proposes to offer interactive broadband service covering the nation and in urban areas in conjunction with broadband service operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing, distance learning and video programming. VisionStar proposes to offer services on a non-common carrier basis.

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

      Thereafter, the Board and Mr. Hovnanian have had additional discussions on the Company pursuing this opportunity but there is currently no open offer and the matter has been tabled.

      (b) The Founders are parties to an agreement with SPEEDUSNY, pursuant to which they have the nontransferable right to require SPEEDUSNY to make available 60 MHz of continuous spectrum per polarization in the spectrum awarded by the FCC for the purpose of providing certain programming (other than telephony, two-way voice or data communication services) developed by them.

      (c) SPEEDUSNY has had an agreement with the International CellularVision Association ("ICVA"), to fund, along with all other members of ICVA, operating expenses of ICVA. SPEEDUSNY funded $209,000, $264,000 and $287,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company had also subleased certain office space for ICVA on a month-to-month basis which is included in the foregoing totals. Congressman Matthew J. Rinaldo, a director of the Company, served as President of ICVA. Congressman Rinaldo is formalizing the dissolution of ICVA.

4. Property and Equipment

      Property and equipment consists of the following:

                                                    December 31,
                                               ------------------------
                                                   1998          1997
                                               -----------   -----------
      Transmission and headend equipment ...   $11,519,726   $12,181,152
      Customer premises equipment ..........     2,950,976     7,373,321
      Leasehold improvements ...............     2,298,610     2,579,690
      Office equipment .....................       553,714       892,057
      Fiber optics .........................       375,000       375,000
      Capitalized installation costs .......            --     1,856,468
      Equipment deposits ...................       627,108       627,108
                                               -----------   -----------
                                                18,325,134    25,884,796
      Less--accumulated depreciation .......     5,488,766     5,277,052
                                               -----------   -----------
                      Property and equipment   $12,836,368   $20,607,744
                                               ===========   ===========

      Depreciation expense was approximately $6,104,000, $3,811,000 and $2,221,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. Notes Payable

      Notes payable consist of the following:

                                               December 31,
                                        ------------------------
                                           1998         1997
                                        ----------   ----------
      Promissory note (a) ...........   $  337,500   $  337,500
      Subordinated exchange notes (b)           --    4,585,528
      Convertible promissory note (c)           --    2,572,132
                                        ----------   ----------
                                           337,500    7,495,160
      Less--current portion .........      168,750    4,993,997
                                        ----------   ----------
      Long-term portion .............   $  168,750   $2,501,163
                                        ==========   ==========

      (a) The promissory note is payable in equal quarterly installments of principal through December 2000 with interest at the prime rate.

      (b) In January 1998, the Company issued new Subordinated Exchange Notes, in the aggregate principal amount of $1,191,147 (the "New Notes"), to Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), the holder of the Company's Subordinated Exchange Notes (the "Original Notes"), in exchange for $1,000,000 in cash and as payment of $191,147 in respect of an interest payment due on December 28, 1997. As consideration for the purchase of the New Notes, the waiver of certain defaults under the Original Notes and the consent to the restructuring of other debt, Morgan Guaranty received a warrant to purchase an aggregate 127,000 shares of the Company's Common Stock at an exercise price of $.01 per share (still outstanding at December 31, 1998). In order to effectuate the assignment of spectrum, the Company and SPEEDUSNY paid a fee of $750,000 to Morgan Guaranty, payable $500,000 in cash and $250,000 by the issuance of new Subordinated Exchange Notes. The Subordinated Exchange Notes with an aggregate unpaid principal balance of $6,026,675 were repaid in November 1998 for an aggregate of $6,569,355, including accrued interest of $452,280 and prepayment penalties of $90,400, as a result of the assignment of spectrum.

      (c) In December 1997, SPEEDUSNY entered into an agreement with Logimetrics, Inc. ("Logimetrics") pursuant to which SPEEDUSNY assumed financial responsibility for certain equipment purchased through its affiliate, CT&T, and issued a $2,621,695 Secured Promissory Note to Logimetrics. In December 1997, Logimetrics sold its interest in the Secured Promissory Note to Newstart Factors, Inc. ("Newstart"). In April 1998, the Secured Promissory Note (the "Original Note") was restructured on the following terms: (i) the Company made a $500,000 principal payment under the New Note, as defined below, (ii) the Original Note was amended and restated as a

Secured Convertible Promissory Note in the principal amount of $2,315,917 (the "New Note"), and (iii) the Company issued to Newstart a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5 per share (still outstanding at December 31, 1998). In July 1998, Newstart received an additional $500,000 principal payment under the New Note. Newstart had the option to convert the New Note, in whole or in part, into Common Stock of the Company. In connection therewith, Newstart converted $500,000 in principal amount of the New
Note into 883,706 shares of Common Stock, after which the unpaid principal balance under the New Note was $815,917. As disclosed in amendments to a Form 13D filed by Newstart in connection with its beneficial ownership of the Company's Common Stock, on October 19, 1998, Newstart sold the New Note to Akcess Pacific Group, LLC ("Akcess"). In December 1998, after Akcess apparently failed to pay Newstart for the New Note, the Company repurchased the New Note from Newstart for an aggregate price of $1,093,339, including accrued interest of $73,443 and a premium of $203,979.

6. Stockholders' Equity

Convertible Preferred Stock

      In April 1998, the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") to Marshall Capital Management, Inc. ("Marshall") for $3,500,000. Additional issuances of Convertible Preferred Stock in the amounts of $3,000,000 and $3,500,000 were subsequently waived by mutual agreement of the parties. The Convertible Preferred Stock was convertible into Common Stock of the Company at the option of Marshall. In connection therewith, through November 1998, Marshall had converted 37 shares of Convertible Preferred Stock into 144,151 shares of Common Stock. As disclosed in a Form 13D filed by Akcess on October 19, 1998, in addition to acquiring the New Note from Newstart, Akcess entered into an agreement with Marshall pursuant to which Akcess would purchase the Common Stock of the Company issued to Marshall upon conversion of the Convertible Preferred Stock held by Marshall. On October 23, 1998, the Company received a request from Marshall for the conversion of 76 shares of Convertible Preferred Stock into 828,501 shares of Common Stock. The Company informed Marshall of its view that Marshall, by virtue of its apparent membership in a group including Akcess, already held beneficial ownership (as defined in certain rules under the Securities Exchange Act of 1934) of more than 4.99% of the Company's Common Stock and that further conversions of the Convertible Preferred Stock were prohibited. The remaining 3,463 shares of Convertible Preferred Stock with an aggregate stated value of $3,463,000 were redeemed in November 1998, as a result of the spectrum asignment, for an aggregate price of $4,616,560, including accrued dividends of $88,200 and a mandatory redemption premium of $1,065,360.

Stock Options

      The Company's 1995 Stock Incentive Plan, as amended, (the "Plan") provides for the grant of various stock-based incentives, including non-qualified and incentive stock options. The Plan has reserved 1,250,000 shares of Common Stock of the Company for issuance to employees, directors and consultants.

      At December 31, 1995, there were no outstanding options.

      During 1996, a total of 213,700 non-qualified stock options were granted at exercise prices ranging from $9.875 to $15 per share and 13,000 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 200,700 options outstanding at December 31, 1996 was $11.46 per share. At December 31, 1996, there were 1,049,300 shares available for future grant.

      During 1997, a total of 495,000 non-qualified stock options were granted at exercise prices ranging from $7 to $9.25 per share and 447,550 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 248,150 options outstanding at December 31, 1997 was $9.98 per share. At December 31, 1997, there were 1,001,850 shares available for future grant.

      During 1998, a total of 91,700 non-qualified stock options were granted at an exercise price of $.89 and 191,600 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 148,250 options outstanding at December 31, 1998, all of which were exercisable, was $4.06 per share. At December 31, 1998, there were 1,101,750 shares available for future grant.

      The Company accounts for the cost of stock-based compensation plans in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Since all options to date have been granted at the market price per share on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the years ended December 31, 1998, 1997 and 1996. If the Company had determined compensation expense based upon the fair value at the date of grant in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been $70,000, $398,000 and $1,297,000 for the years ended December 31, 1998, 1997 and 1996, respectively. On a pro forma basis, for the years ended December 31, 1998, 1997 and 1996: (i) net earnings/(loss) would have been $10,900,000, $($15,661,000) and $(12,928,000), respectively; (ii) basic earnings/(loss) per share would have been $.59, ($.98) and ($.83), respectively, and (iii) diluted earnings/(loss) per share would have been $.57, ($.98) and ($.83), respectively.

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during 1998 included a risk-free interest rate of 4.6%, an expected life of five years and a volatility factor of 120%.

Warrants

      Warrants to purchase up to 190,862 shares of Common Stock of the Company, issued in 1995, were outstanding at December 31, 1998. Of this amount, an aggregate of up to 113,256 shares were issuable by the Company, and 77,606 shares were issuable by Vahak S. Hovnanian, a director of the Company, from his Common Stock holdings. The warrants issued by the Company have a ten-year term and an exercise price ranging from $12.50 to $15.03 per share. The holders of all outstanding warrants have registration rights in respect of the shares of Common Stock issuable upon exercise.

      During 1998, a total of 302,000 warrants were issued at exercise prices ranging from $.01 to $5 per share. All warrants have five-year terms. The holders of all outstanding warrants have registration rights in respect of the shares of Common Stock issuable upon exercise.

      All warrants are still outstanding at December 31, 1998.

7. Sale of Spectrum

      In November 1998, pursuant to an agreement dated July 10, 1998, as amended, between the Company and WinStar Communications, Inc. ("WinStar"), the Company consummated the assignment of 850 MHz of spectrum to WinStar for $32,500,000 in cash. The transaction was subject to regulatory and shareholder approval, both of which were received. At the time of closing, the Company repaid $3,500,000 which it had borrowed from WinStar in July 1998. The Company had used these loan proceeds to meet outstanding obligations and finance its operations pending the closing. As previously indicated, at the time of closing or shortly thereafter, the Company also repaid the Subordinated Exchange Notes held by Morgan Guaranty for an aggregate amount of $6,569,355, redeemed the Convertible Preferred Stock held by Marshall for an aggregate amount of $4,616,560 and repurchased the Secured Convertible Promissory Note held by Newstart for an aggregate amount of $1,093,339. In connection with the WinStar transaction, the Company paid an investment banking fee of $1,050,000 and incurred other closing costs in the aggregate amount of approximately $409,000.

      The assignment of spectrum required the Company to discontinue its subscription television services. As a result, the Company wrote off property and equipment with a carrying value aggregating approximately $2,975,000, represented by headend equipment, set-top converters and capitalized installation costs, which amount has been included in `Gain on assignment of spectrum'.

8. Commitments and Contingencies

Noncancellable Leases

      At December 31, 1998, future minimum lease payments due under noncancellable leases are as follows:

            1999................................  $  733,000
            2000................................     312,000
            2001................................     284,000
            2002................................     262,000
            2003................................     212,000
            Thereafter..........................     368,000
                                                  ----------
                         Total..................  $2,171,000
                                                  ==========

      Rent expense was approximately $766,000, $695,000 and $432,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Employment Contracts

      The Company entered into an employment agreement with Shant S. Hovnanian in October 1995. The agreement provides that Mr. Hovnanian will act as President and Chief Executive Officer of the Company and will devote substantially all of his working time and efforts to the Company's affairs. Pursuant to the agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one year term and provides for an annual salary of $250,000, effective February 7, 1996. Upon the expiration of the initial employment term on February 7, 1997, the agreement provides for automatic extensions on a month-to-month basis, unless terminated by either party upon 30 days advance written notice. Mr. Hovnanian is continuing to serve as Chairman, President and Chief Executive Officer pursuant to the terms of this employment agreement.

10. Legal Proceedings

      (a) On June 30, 1998, Charles N. Garber, the Company's former Chief Financial Officer, filed a demand for arbitration with the American Arbitration Association. Mr. Garber has asserted that his employment agreement was breached by the Company's failure to pay him guaranteed minimum annual performance bonuses and certain other matters. In his claim, Mr. Garber seeks damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. The Company believes it has substantial defenses to the claims made as well as a viable counterclaim but cannot make a determination at this time as to the possible outcome of the action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      (b) On August 27, 1998, M/A-COM, a division of AMP Incorporated, commenced an arbitration proceeding ("the Arbitration") against the Company and certain other parties (together, the "Respondents") in Boston, Massachussetts. The claim alleges that the Respondents have breached their contractual obligations to purchase certain receiver/antenna assemblies and to pay for approximately $600,000 worth of receiver/antenna assemblies that were ordered and accepted by the Respondents. M/A-COM claims to have suffered direct and consequential damages as a result of such breaches estimated to be in excess of $7,000,000. On September 3,1998, the Supreme Court of the State of New York (the " New York Court") issued an order to show cause for order of attachment and temporary restraining order (the "Order") in response to a Verified Petition of M/A-COM, which demanded the entry of an order directing the Sheriff of the City of New York or the Sheriff of any County in the State of New York to seize and attach any and all property of certain Respondents, including the Company (the "Order Respondents"), sufficient to satisfy the $7,000,000 amount of M/A-COM's Arbitration claim ("M/A-COM's Motion"). The Order required the Order Respondents to appear before the New York Court on September 11, 1998 to show cause why M/A-COM's Motion should not be granted. In addition, as part of the Order, the New York Court issued a temporary restraining order enjoining the Order Respondents and all other persons from transferring or paying any assets of the Order Respondents pending the New York Court's ruling on M/A-COM's Motion. On September 11, 1998, the Company filed papers with the New York Court opposing M/A-COM's Motion and requesting that the New York Court vacate the temporary restraining order.

      On October 2, 1998, the Company made a motion in United States District Court in New Jersey (the "New Jersey Court") requesting a preliminary injunction to enjoin the Arbitration against all Respondents, other than CT&T on the ground that CT&T is the only party to the arbitration agreement with M/A-COM ("the New Jersey Action"). On November 17, 1998, M/A-COM filed an answer and counterclaims in the New Jersey Action. On December 18, 1998, the New Jersey Court issued an order that CT&T is the only proper party to the Arbitration and permanently enjoined M/A-COM from proceeding in the Arbitration against any of the Respondents other than CT&T.

      M/A-COM filed an amended counterclaim in the New Jersey Action on December 21, 1998 whereby M/A-COM seeks to hold the Company, SPEEDUSNY and certain other parties (together "Counterclaim Defendants") liable for any judgment entered against CT&T in the Arbitration. M/A-COM bases its claim against the Company and SPEEDUSNY on breach of contract; quantum meruit/implied contract; goods sold and delivered; third party beneficiary; and piercing the corporate veil of CT&T. M/A-COM seeks to hold the other Counterclaim

Defendants liable for any judgment against CT&T in the Arbitration on similar grounds. The Counterclaim Defendants filed a reply to the amended counterclaims on January 11, 1999 and asserted the following defenses: failure to state a claim, promissory and equitable estoppel, the absence of any agreement with M/A-COM and failure to perform under the agreement which it seeks to enforce.

      The Company intends to defend vigorously its position that neither the Company nor SPEEDUSNY is responsible to M/A-COM for any judgment that may be entered against CT&T in the Arbitration. The Arbitration is currently scheduled to commence on March 30, 1999. The New Jersey Action will not be scheduled for trial until sometime in 2000, at the earliest. The Company cannot make a determination at this time as to the possible outcome of the Arbitration or the New Jersey Action. In the event an adverse judgment is rendered, the effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matter is resolved.

      (c) On November 20, 1998, Akcess commenced an action in the United States District Court Southern District of New York against the Company, SPEEDUSNY, and Shant S. Hovnanian, the Company's Chairman and Chief Executive Officer, as well as WinStar and WinStar Wireless Fiber Corp. (the "Akcess Federal Lawsuit"). The Akcess Federal Lawsuit alleges, among other things, that the Company (i) failed to convert shares of its Convertible Preferred Stock held by Marshall in violation of law, (ii) lacked the requisite power and authority to execute the contract for the assignment of spectrum to WinStar , (iii) did not obtain the necessary shareholder and director approval for the assignment of spectrum, (iv) did not obtain adequate consideration for the assignment of spectrum and (v) tortiously interfered with the contractual agreement between Akcess and MCM.

      On November 24, 1998, Akcess commenced an action in the Supreme Court of the State of New York, County of New York (the "Court") against Marshall, Allan Weine, Credit Suisse First Boston Corporation, the Company and Shant S. Hovnanian (the "Akcess State Lawsuit"). The Akcess State Lawsuit sought to enjoin the redemption of the Convertible Preferred Stock. Akcess withdrew the Akcess State Lawsuit on December 8, 1998.

      On January 15, 1999, the Company, SPEEDUSNY and Shant S. Hovnanian served their answer and counterclaim in the Akcess Federal Lawsuit. The answer denied the allegations of wrongdoing in the complaint, and raised certain affirmative defenses. The counterclaim asserted that Aklcess had tortiously interfered with the contract and/or economic advantage relating to the Company's solicitation of shareholder approval for the assignment of spectrum and that Akcess was guilty of tortious interference with the Company's performance of its own contractual obligations.

      On March 9, 1999, the Court granted Akcess permission to supplement and amend its complaint. The amendment to the complaint expanded the description of the claims of tortious interference from one count to three separate counts for tortious interference with contract, tortious interference with prospective business and/or contractual relations, and tortious interference with prospective economic advantage. Finally, the amendment added a count asserting a breach of contract theory. The Company intends to respond to the Amended Complaint by denying the material allegations contained therein and reasserting the counterclaim. The Company believes that the Akcess Federal Lawsuit is without merit and intends to defend the case vigorously. The Company cannot make a determination at this time as to the possible outcome of the Akcess Federal Lawsuit.

      (d) The Company has been named in four lawsuits brought in the normal course of its business in the aggregate amount of approximately $700,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 1999.

                                          SPEEDUS.COM, INC.


                                          /s/ Shant S. Hovnanian
                                          --------------------------------------
                                          Shant S. Hovnanian
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                           Title                        Date
     ---------                           -----                        ----


/s/ Shant S. Hovnanian     Chairman of the Board of Directors,    March 31, 1999
------------------------   President and Chief Executive and
Shant S. Hovnanian         Financial Officer


/s/ Angela M. Vaccaro      Controller and Chief Accounting        March 31, 1999
------------------------   Officer
Angela M. Vaccaro


                           Director                               March 31, 1999
------------------------
Bernard B. Bossard


/s/ Vahak S. Hovnanian     Director                               March 31, 1999
------------------------
Vahak S. Hovnanian


/s/ Matthew J. Rinaldo     Director                               March 31, 1999
------------------------
Matthew J. Rinaldo

                                SPEEDUS.COM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1997 and 1996

                                       Balance at   Charged to
                                        Beginning    Costs and                Balance at end
        Description                     of Period    Expenses    Deductions      of Period
       -------------                   ----------   ----------   ----------   --------------
1998
  Allowance for doubtful accounts      $  290,984   $  730,050   $    1,101     $1,019,933
                                       ==========   ==========   ==========     ==========
1997
  Allowance for doubtful accounts      $  124,370   $  550,290   $  383,676     $  290,984
                                       ==========   ==========   ==========     ==========
1996
  Allowance for doubtful accounts      $  133,730   $  351,839   $  361,199     $  124,370
                                       ==========   ==========   ==========     ==========