Form 10-Q
period 1999-03-31
SPEEDUS COM INC
filed 1999-05-17
CIK 1002520

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                     For the quarterly period ended: March 31, 1999

                                           OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

                            Commission file number: 000-27582

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

                                      718-567-4300

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

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of March 31, 1999 was 17,169,057

                                    SPEEDUS.COM, INC.

                                    INDEX TO FORM 10-Q


                                                                        Page(s)
                                                                        -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations........................... 3-5

Financial Statements

      Consolidated Balance Sheets as of  March 31, 1999 (unaudited)
      and  December 31, 1998............................................   6

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended March 31, 1999 and 1998........................   7

      Consolidated Statements of Cash Flows (unaudited) for the
      Three Months Ended March 31, 1999 and 1998........................   8

      Notes to Consolidated Financial Statements (unaudited)............   9

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.............................................  10
ITEM 2 -- Changes in Securities.........................................  10
ITEM 3 -- Defaults Upon Senior Securities...............................  10
ITEM 4 -- Submission of Matters to a Vote of Security Holders...........  10
ITEM 5 -- Other Information.............................................  10
ITEM 6 -- Exhibits and Reports on Form 8-K..............................  10

Signature Page..........................................................  11

PART I - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1998.

Information Relating to Forward-Looking Statements

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to service and repay debt, the ability to incur additional debt, as necessary, to make capital expenditures as well as other factors that may effect the Company's financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Quarterly Report regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company discontinued its subscription television service.

      The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured Internet Service Provider (ISP) and configured its Internet Broadband Broadcast System (IBBS) to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenue decreased $1,409,000 from $1,424,000 for the three months ended March 31, 1998 to $15,000 for the three months ended March 31,1999. This decrease is a result of the discontinuance of the Company's subscription television business in November 1998 which has historically accounted for substantially all of the Company's revenues. Revenues for the three months ended March 31, 1999 reflect the early results of the Company's pilot program to connect its first Internet subscribers.

      Selling, general and administrative expenses decreased $1,496,000 from $2,643,000 for the three months ended March 31, 1998 to $1,147,000 for the three months ended March 31,1999. This decrease is primarily attributable to reduced headcount-related costs as a result of personnel reductions during the first, third and fourth quarters of 1998.

      Depreciation and amortization decreased $696,000 from $1,377,000 for the three months ended March 31, 1998 to $681,000 for the three months ended March 31, 1999. This decrease was due primarily to the 1998 write off of property and equipment previously used by the Company in its discontinued subscription television service.

      Service costs, primarily fees paid to the providers of television programming, amounted to $659,000 for the three months ended March 31, 1998. They are no longer incurred as a result of the discontinuance of the Company's subscription television business in November 1998.

      Bad debt expense amounted to $150,000 for the three months ended March 31, 1998. Prior to the termination of subscription television services in early November 1998, the Company experienced a high level of service cancellations and a drastic decrease in collections from subscribers. The Company increased its allowance for bad debts at December 31, 1998 to reflect these developments and reserved the entire balance of accounts receivable in the amount of $1,020,000 at that time. The Company is considering several options to vigorously pursue collection of past due accounts. Collections on these accounts receivable during the three months ended March 31, 1999 were not material. The Company will generally require residential subscribers to its high-speed Internet service to provide credit card information for monthly billings and therefore does not expect any material exposure for bad debts in the future.

      Other income amounted to $360,000 for the three months ended March 31, 1999. During that period, the Company negotiated settlements with ten providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $853,000. The Company has settled these billings for an aggregate of $493,000, resulting in a savings of $360,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

       Interest expense and financing fees decreased $282,000 from $289,000 for the three months ended March 31, 1998 to $7,000 for the three months ended March 31, 1999. This decrease is due to the repayment or repurchase of substantially all of the Company's outstanding debt in the fourth quarter of 1998 with a portion of the proceeds from the assignment of spectrum.

      Interest income increased $189,000 from $7,000 for the three months ended March 31, 1998 to $196,000 for the three months ended March 31, 1999 since the Company had more funds available for investment after the assignment of spectrum in November 1998.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception, primarily due to the start-up costs in connection with the commercial roll-out of the Company's system, slower than anticipated consumer acceptance of the Company's now discontinued subscription television services and expenses incurred in connection with the LMDS rulemaking proceeding.

      The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured ISP and configured its IBBS network to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED.

      The SPEED service requires the purchase and installation of the SPEED modem. The SPEED modems are currently only available from the Company for $350, which along with the $150 installation cost can now be financed for up to 3 years. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service.

      The marketing is limited to a pilot roll out and is not expected to develop into a mass marketing campaign in the immediate future.

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

      The Company has established a project team to address the extent, if any, to which its systems may be affected by the Year 2000 problem and to establish procedures to resolve Year 2000 issues. The project team includes Company personnel and, to the extent necessary, outside consultants. The Company expects to complete its assessment, as well as modification or replacement of software, during 1999. At the present time, costs over the 1998-1999 period are estimated to be less than $75,000 and approximately one-third of this amount has been incurred and expensed through March 31, 1999.

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

                                SPEEDUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   1999           1998
                                                -----------    -----------
                                                (unaudited)
                         ASSETS

      Current assets:
         Cash and cash equivalents              $ 11,256,569   $ 12,902,085
         Due from affiliates                          93,111         86,444
         Prepaid expenses and other                   61,848         23,348
         Accounts receivable, net of
          allowance for doubtful
          accounts of $1,019,933 and
          $1,019,933                                   5,350             --
                                                ------------    -----------
         Total current assets                     11,416,878     13,011,877

      Property and equipment, net of
         accumulated depreciation of
         $6,169,465 and $5,488,766                12,190,980     12,836,368
      Other assets                                   167,915         67,165
                                                ------------    -----------
         Total assets                           $ 23,775,773   $ 25,915,410
                                                ============    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
         Accounts payable                        $ 1,584,044    $ 2,519,345
         Accrued liabilities                         868,218        807,499
         Other current liabilities                   210,474        203,812
         Current portion of notes payable            168,750        168,750
                                                ------------    -----------
         Total current liabilities                 2,831,486      3,699,406

      Notes payable                                  126,563        168,750
                                                ------------    -----------

         Total liabilities                         2,958,049      3,868,156

      Commitments and Contingencies                       --             --

      Stockholders' equity:
         Common stock ($.01 par value;
           40,000,000 shares authorized;
           17,169,057 and 17,131,357 shares
           issued and outstanding)                   171,691        171,314
         Preferred stock ($.01 par value;
           20,000,000 shares authorized):
              Series A Convertible ($1,000
                stated value; 10,000 shares
                authorized; no shares issued
                and outstanding)                          --             --
         Additional paid-in-capital               58,828,023     58,794,847
         Accumulated deficit                     (38,181,990)   (36,918,907)
                                                ------------    -----------
         Stockholders' equity                     20,817,724     22,047,254
                                                ------------    -----------
         Total liabilities and stockholders'
          equity                                $ 23,775,773   $ 25,915,410
                                                ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SPEEDUS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                            Three Months Ended March 31,
                                           -------------------------------
                                                1999             1998
                                           -------------     -------------

Revenues                                   $     15,211      $  1,423,682
                                           ------------      ------------

Expenses:
    Selling, general and administrative       1,146,725         2,643,281
    Depreciation and amortization               680,699         1,377,366
    Service costs                                    --           658,659
    Bad debts                                        --           150,037
                                           ------------      ------------
    Total operating expenses                  1,827,424         4,829,343
                                           ------------      ------------

Operating loss                               (1,812,213)       (3,405,661)

Other income                                    359,969                --
Interest income                                 196,478             6,914
Interest expense and financing fees              (7,317)         (289,002)
                                           ------------      ------------
Net loss                                   $ (1,263,083)     $ (3,687,749)
                                           ============      ============

Per share:
Basic loss per common share                $      (0.07)     $      (0.23)
                                           ============      ============
Weighted average common shares
    outstanding                              17,147,411        16,000,000
                                           ============      ============

Diluted loss per common share              $      (0.07)     $      (0.23)
                                           ============      ============
Weighted average common shares
    outstanding                              17,147,411        16,000,000
                                           ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SPEEDUS.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Three months ended March 31,
                                                  -----------------------------
                                                      1999            1998
                                                  ------------    -------------
Cash flows from operating activities:
    Net loss                                      $(1,263,083)    $ (3,687,749)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                  680,699        1,377,366
       Amortization of placement fees                      --           19,383
       Provision for doubtful accounts                     --          150,037
       Changes in assets and liabilities:
          Accounts receivable                          (5,350)        (170,610)
          Prepaid expenses and other                  (38,500)          61,570
          Accounts payable                           (935,301)       2,927,379
          Accrued liabilities                          60,719         (975,031)
          Other current liabilities                     6,662           18,735
          Due from affiliates                          (6,667)          46,076
          Other noncurrent assets                    (100,750)              --
                                                  -----------     ------------
            Net cash used in operating activities  (1,601,571)        (232,844)
                                                  -----------     ------------

Cash flows from investing activities:
    Property and equipment additions                  (35,311)        (986,032)
                                                  -----------     ------------
            Net cash used in investing activities     (35,311)        (986,032)
                                                  -----------     ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options            33,553               --
    Proceeds from notes payable                            --        1,191,147
    Repayment of notes payable                        (42,187)        (330,000)
                                                  -----------     ------------
            Net cash used in provided by
             financing activies                        (8,634)         861,147
                                                  -----------     ------------
            Net decrease in cash
              and cash equivalents                 (1,645,516)        (357,729)

Cash and cash equivalents, beginning of period     12,902,085          407,741
                                                  -----------     ------------

Cash and cash equivalents, end of period          $11,256,569     $     50,012
                                                  ===========     ============

Supplemental Cash Flow Disclosures:
    Cash paid for interest during the period      $     7,317     $         --
                                                  ===========     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    SPEEDUS.COM, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of SPEEDUS.COM, SPEEDUSNY.COM, L.P. ("SPEEDUSNY"), a limited partnership, and CellularVision Capital Corporation, the general partner of SPEEDUSNY and a wholly-owned subsidiary of SPEEDUS.COM. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 1998 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Related Party Transactions

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

3. Other Income

      During the three months ended March 31, 1999, the Company negotiated settlements with ten providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $853,000. The Company has settled these billings for an aggregate of $493,000, resulting in a savings of $360,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

4. Legal Proceedings

      (a) There have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 10 to the consolidated financial statements included in Item 14 of the Company's report on Form 10-K for the year ended December 31, 1998.

      (b) The Company has been named in two lawsuits brought in the normal course of its business in the aggregate amount of approximately $240,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments on these and all similar lawsuits are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Since the date of the Company's report on Form 10-K for the year ended December 31, 1998, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

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

         None

      *  Filed herewith

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPEEDUS.COM, INC.


Date: May 16, 1999                    By: /s/ Shant S. Hovnanian

                                      Shant S. Hovnanian
                                      Chairman and President


Date: May 16, 1999                    By: /s/ Angela M. Vaccaro

                                      Angela M. Vaccaro
                                      Controller and Chief Accounting Officer