Form 10-Q
period 1999-06-30
SPEEDUS COM INC
filed 1999-08-16
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of June 30, 1999 was 17,666,959.

                                SPEEDUS.COM, INC.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations................................3-6

Financial Statements

  Consolidated Balance Sheets as of June 30, 1999 (unaudited)
  and December 31, 1998........................................................7

  Consolidated Statements of Operations (unaudited) for the
  Three Months and Six Months Ended June 30, 1999 and 1998.....................8

  Consolidated Statements of Cash Flows (unaudited) for the
  Six Months Ended June 30, 1999 and 1998......................................9

  Notes to Consolidated Financial Statements (unaudited)...................10-11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...................................................12
ITEM 2 -- Changes in Securities...............................................12
ITEM 3 -- Defaults Upon Senior Securities.....................................12
ITEM 4 -- Submission of Matters to a Vote of Security Holders.................12
ITEM 5 -- Other Information...................................................12
ITEM 6 -- Exhibits and Reports on Form 8-K....................................12

Signature Page................................................................13

PART I - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the SPEEDUS.COM, INC. ("SPEEDUS.COM" or the "Company") Report on Form 10-K for the year ended December 31, 1998.

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

Results of Operations

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television system in Brooklyn, New York utilizing 1,300 MHz of spectrum under a LMDS license from the Federal Communications Commission ("FCC"). The Company's LMDS license entitled it to utilize 1,150 MHz of spectrum in the 28 GHz range covering the New York Primary Metropolitan Statistical Area ("PMSA"), a region which covers the 5 boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC rules, the Company has the right to use an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event not expected to occur prior to 2002.

      In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company discontinued its subscription television service.

      The Company is using its 450 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured Internet Service Provider ("ISP") and configured its Internet Broadband Broadcast System ("IBBS") to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED. The SPEED modems are currently only available from the Company for $350, which along with the $150 installation cost can now be financed for up to 3 years. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service. The marketing is limited to a pilot roll out and is not expected to develop into a mass marketing campaign in the immediate future.

      As of June 1999, the Company agreed, subject to required FCC approvals, to assign to NEXTLINK Communications, Inc. ("NEXTLINK") 150 MHz of the Company's spectrum for a total amount of $20,000,000. The spectrum transaction does not have an impact on the Company's IBBS or on the Company's future business plans. Pending FCC approval of the license assignment, since July 1999 NEXTLINK is obligated to make monthly payments of approximately $172,000 to the Company.

      On July 9, 1999, under a stock purchase agreement dated as of June 13, 1999, NEXTLINK purchased 2,000,000 shares of the Company's Common Stock at $10 per share for a total equity investment of $20,000,000. The stock purchase agreement requires the Company to use its best efforts to cause a NEXTLINK representative to be elected to the Company's Board of Directors.

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

      Revenue decreased $1,336,000 from $1,363,000 for the three months ended June 30, 1998 to $27,000 for the three months ended June 30,1999 and decreased $2,745,000 from $2,787,000 for the six months ended June 30, 1998 to $42,000 for the six months ended June 30,1999. This decrease is a result of the discontinuance of the Company's subscription television business in November 1998 which has historically accounted for substantially all of the Company's revenues. Revenues for the three and six months ended June 30, 1999 reflect the early results of the Company's pilot program to connect its first Internet subscribers.

      Selling, general and administrative expenses decreased $1,582,000 from $2,833,000 for the three months ended June 30, 1998 to $1,251,000 for the three months ended June 30,1999 and decreased $3,079,000 from $5,477,000 for the six months ended June 30, 1998 to $2,398,000 for the six months ended June 30, 1999. These decreases are primarily attributable to reduced headcount-related costs as a result of personnel reductions during the first, third and fourth quarters of 1998.

      Depreciation and amortization decreased $680,000 from $1,352,000 for the three months ended June 30, 1998 to $672,000 for the three months ended June 30, 1999 and decreased $1,376,000 from $2,729,000 for the six months ended June 30, 1998 to $1,353,000 for the six months ended June 30, 1999. This decrease was due primarily to the 1998 write off of property and equipment previously used by the Company in its discontinued subscription television service.

      Stock-based compensation amounted to $205,000 for the three and six months ended June 30, 1999. During the six months ended June 30, 1999, the Company issued warrants to purchase shares of the Company's Common Stock and grants of Common Stock with an estimated fair value aggregating approximately $600,000. This amount is being amortized ratably over the remainder of the year ending December 31, 1999. Similar transactions during the year ended December 31, 1998 were not material.

      Equity in loss of associated company amounted to $195,000 for the three and six months ended June 30, 1999. During the six months ended June 30, 1999, the Company made a cash investment in this amount for a 45% equity interest in an unaffiliated third party, which investment is being accounted for under the equity method.

      Service costs, primarily fees paid to the providers of television programming, amounted to $463,000 and $1,121,000 for the three and six months ended June 30, 1998, respectively. They are no longer incurred as a result of the discontinuance of the Company's subscription television business in November 1998.

      Bad debt expense amounted to $151,000 and $301,000 for the three and six months ended June 30, 1998, respectively. Prior to the termination of subscription television services in early November 1998, the Company experienced a high level of service cancellations and a drastic decrease in collections from subscribers. The Company increased its allowance for bad debts at December 31, 1998 to reflect these developments and reserved the entire balance of accounts receivable in the amount of $1,020,000 at that time. The Company is considering several options to vigorously pursue collection of past due accounts. Collections on these accounts receivable during the three and six months ended June 30, 1999 were not material. The Company will generally require residential subscribers to its high-speed Internet service to provide credit card information for monthly billings and therefore does not expect any material exposure for bad debts in the future.

      Other income amounted to $60,000 and $420,000 for the three and six months ended June 30, 1999, respectively. During the six months ended June 30, 1999, the Company negotiated settlements with sixteen providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $1,049,000. The Company has settled these billings for an aggregate of $629,000, resulting in a savings of $420,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

      Interest income increased $114,000 from $14,000 for the three months ended June 30, 1998 to $128,000 for the three months ended June 30, 1999 and increased $303,000 from $21,000 for the six months ended June 30, 1998 to $324,000 for the six months ended June 30, 1999 since the Company had more funds available for investment after the assignment of spectrum in November 1998.

      Interest expense and financing fees decreased $264,000 from $270,000 for the three months ended June 30, 1998 to $6,000 for the three months ended June 30, 1999 and decreased $546,000 from $559,000 for the six months ended June 30, 1998 to $13,000 for the six months ended June 30, 1999. These decreases are due to the repayment or repurchase of substantially all of the Company's outstanding debt in the fourth quarter of 1998 with a portion of the proceeds from the assignment of spectrum.

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

      While the Company believes that consummation of the spectrum assignment in 1998 and the sale of Common Stock in July 1999, as well as payments to be received under the proposed assignment of spectrum to NEXTLINK, have provided sufficient liquidity to finance its current level of operations, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital in the future, if needed, could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

      The Company has established a project team to address the extent, if any, to which its systems may be affected by the Year 2000 problem and to establish procedures to resolve Year 2000 issues. The project team includes Company personnel and, to the extent necessary, outside consultants. The Company expects to complete its assessment, as well as modification or replacement of software, during 1999. At the present time, costs over the 1998-1999 period are estimated to be less than $75,000 and approximately one-third of this amount has been incurred and expensed through June 30, 1999.

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

      There are inherent uncertainties as to the extent to which the Year 2000 problem may effect the Company in the future. However, since the Year 2000 problem has been identified on such a broad basis, the Company believes that significant long-term relationships with vendors and suppliers, including systems and service providers, in the future course of its business would only occur after the Company has satisfied itself that such companies are Year 2000 compliant.

      While the Company expects that its Year 2000 efforts will be successful, failure of the Company's computer systems, or the computer systems of vendors and suppliers that the Company relies or may rely upon, could have a material adverse effect.

                                SPEEDUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                                    (unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents                        $ 10,281,575    $ 12,902,085
  Due from affiliates                                    93,111          86,444
  Prepaid expenses and other                             43,048          23,348
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,019,933 and $290,984                            8,859              --
                                                   ------------    ------------
  Total current assets                               10,426,593      13,011,877
Property and equipment, net of
  accumulated depreciation of
  $6,841,590 and $5,488,766                          11,767,457      12,836,368
Other assets                                             67,915          67,165
                                                   ------------    ------------
  Total assets                                     $ 22,261,965    $ 25,915,410
                                                   ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  1,325,425    $  2,519,345
  Accrued liabilities                                   941,527         807,499
  Other current liabilities                             395,360         203,812
  Current portion of notes payable                      168,750         168,750
                                                   ------------    ------------
  Total current liabilities                           2,831,062       3,699,406
Notes payable                                           126,563         168,750
                                                   ------------    ------------
  Total liabilities                                   2,957,625       3,868,156

Commitments and Contingencies                                --              --

Stockholders' equity:
  Common stock ($.01 par value;
    40,000,000 shares authorized;
    17,666,959 and 17,131,357
    shares issued and outstanding)                      176,670         171,314
  Preferred stock ($.01 par value;
    20,000,000 shares authorized):
      Series A Convertible ($1,000
        stated value; 10,000 shares
        authorized; no shares issued                         --              --
        and outstanding)
  Additional paid-in-capital                         59,424,179      58,794,847
  Accumulated deficit                               (40,296,509)    (36,918,907)
                                                   ------------    ------------
  Stockholders' equity                               19,304,340      22,047,254
                                                   ------------    ------------
  Total liabilities and stockholders'
    equity                                         $ 22,261,965    $ 25,915,410
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                SPEEDUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       Three months ended June 30,      Six months ended June 30,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999             1998
                                          ----            ----            ----             ----
Revenues                              $     26,959    $  1,363,340    $     42,170    $  2,787,022
                                      ------------    ------------    ------------    ------------

Expenses:
  Selling, general and
    administrative                       1,250,933       2,833,481       2,397,658       5,476,762
  Depreciation and amortization            672,125       1,351,706       1,352,824       2,729,072
  Stock-based compensation                 205,000              --         205,000              --
  Service costs                                 --         462,530              --       1,121,189
  Bad debts                                     --         150,625              --         300,662
                                      ------------    ------------    ------------    ------------

    Total operating expenses             2,128,058       4,798,342       3,955,482       9,627,685
                                      ------------    ------------    ------------    ------------

Operating loss                          (2,101,099)     (3,435,002)     (3,913,312)     (6,840,663)

Equity in loss associated company         (195,000)             --        (195,000)             --
Other income                                59,787              --         419,756              --
Interest income                            127,578          14,114         324,056          21,028
Interest expense and financing fees         (5,785)       (270,468)        (13,102)       (559,470)
                                      ------------    ------------    ------------    ------------

Net loss                              $ (2,114,519)   $ (3,691,356)   $ (3,377,602)   $ (7,379,105)
                                      ============    ============    ============    ============

Per share:
Basic loss per common share           $      (0.12)   $      (0.23)   $      (0.19)   $      (0.46)
                                      ============    ============    ============    ============

Weighted average common shares
  outstanding                           17,510,694      16,110,000      17,330,056      16,055,304
                                      ============    ============    ============    ============

Diluted loss per common share         $      (0.12)   $      (0.23)   $      (0.19)   $      (0.46)
                                      ============    ============    ============    ============

Weighted average common shares
  outstanding                           17,510,694      16,110,000      17,330,056      16,055,304
                                      ============    ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                SPEEDUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Six months ended June 30,
                                                  ------------------------------
                                                       1999            1998
                                                  ------------     -------------
Cash flows from operating activities:
  Net loss                                        $ (3,377,602)    $ (7,379,105)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                  1,352,824        2,729,072
      Stock based compensation                         205,000               --
      Amortization of placement fees                        --           38,766
      Provision for doubtful accounts                       --          299,562
      Changes in assets and liabilities:
        Accounts receivable                             (8,859)        (359,793)
        Notes receivable                                    --          171,245
        Prepaid expenses and other                     (19,700)          68,681
        Accounts payable                            (1,193,920)       2,196,860
        Accrued liabilities                           (134,028)      (1,061,184)
        Other current liabilities                      191,548           46,408
        Due from affiliates                             (6,667)          85,640
        Other noncurrent assets                           (750)          (2,643)
                                                  ------------     ------------

          Net cash used in operating
            activities                              (2,724,098)      (3,166,491)
                                                  ------------     ------------

Cash flows from investing activities:
  Property and equipment additions                    (283,913)      (1,100,566)
                                                  ------------     ------------

          Net cash used in investing
            activities                                (283,913)      (1,100,566)
                                                  ------------     ------------

Cash flows from financing activities:
  Proceeds from exercise of options
    and warrants                                       429,688        3,501,100
  Repayment of notes payable                           (42,187)        (756,215)
  Proceeds from notes payable                               --        1,191,147
                                                  ------------     ------------

          Net cash provided by
            financing activities                       387,501        3,936,032
                                                  ------------     ------------

          Net (decrease) increase in cash
             and cash equivalents                   (2,620,510)        (331,025)

Cash and cash equivalents, beginning
  of period                                         12,902,085          407,741
                                                  ------------     ------------

Cash and cash equivalents, end
  of period                                       $ 10,281,575     $     76,716
                                                  ============     ============

Supplemental Cash Flow Disclosures:
  Cash paid for interest
    during the period                             $      7,317     $    272,676
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

      Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3. Other Income

      During the six months ended June 30, 1999, the Company negotiated settlements with sixteen providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $1,049,000. The Company has settled these billings for an aggregate of $629,000, resulting in a savings of $420,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

4. Legal Proceedings

      (a) There have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 10 to the consolidated financial statements included in Item 14 of the Company's report on Form 10-K for the year ended December 31, 1998.

      (b) The Company has been named in a lawsuit brought in the normal course of its business in the amount of approximately $240,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of this claim and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the party. In the event an adverse judgments on this and all similar lawsuits are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

6. Commitments and Contingencies

      As of June 13, 1999, the Company entered into certain agreements with NEXTLINK Communications, Inc. ("NEXTLINK").

      A stock purchase agreement provides that NEXTLINK will purchase 2,000,000 shares of the Company's Common Stock at $10 per share for a total equity investment of $20,000,000. The stock purchase agreement requires the Company to use its best efforts to cause a NEXTLINK representative to be elected to the Company's Board of Directors. See Note 7.

      The Company has agreed, subject to required FCC approvals, to assign to NEXTLINK 150 MHz of the Company's spectrum for a total amount of $20,000,000. The spectrum transaction does not have an impact on the Company's IBBS or on the Company's future business plans. Pending FCC approval of the license assignment, NEXTLINK is obligated to make monthly payments of approximately $172,000 to the Company.

7. Subsequent Events

      On July 9, 1999, NEXTLINK purchased 2,000,000 shares of the Company's Common Stock at $10 per share for a total equity investment of $20,000,000. See
Note 6.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Since the date of the Company's report on Form 10-K for the year ended December 31, 1998, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

      Note 5 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2 -- CHANGES IN SECURITIES

      None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 -- OTHER INFORMATION

      None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            27*   Financial Data Schedule

      b.    Current Reports on Form 8-K:

            The Company filed Current Reports on Form 8-K, for events specified in Item 5 of such reports, on April 1, 1999 and June 28, 1999.

      *     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPEEDUS.COM, INC.


Date: August 16, 1999                    By: /s/ Shant S. Hovnanian

                                         Shant S. Hovnanian
                                         Chairman and President



Date: August 16, 1999                    By: /s/ Angela M. Vaccaro

                                         Angela M. Vaccaro
                                         Controller and Chief Accounting Officer