Form 10-Q
period 1999-09-30
SPEEDUS COM INC
filed 1999-11-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ______________________

                        Commission file number: 000-27582

                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                         13-3853788
              --------                                         ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of September 30, 1999 was 19,670,959. .

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations ...........................  3-6

Financial Statements

      Consolidated Balance Sheets as of September 30, 1999 (unaudited)
      and December 31, 1998 .............................................   7

      Consolidated Statements of Operations (unaudited) for the
      Three Months and Nine Months Ended September 30, 1999 and 1998 ....   8

      Consolidated Statements of Cash Flows (unaudited) for the
      Nine Months Ended September 30, 1999 and 1998 .....................   9

      Notes to Consolidated Financial Statements
      (unaudited) ....................................................... 10-11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .............................................  12
ITEM 2 -- Changes in Securities .........................................  12
ITEM 3 -- Defaults Upon Senior Securities ...............................  12
ITEM 4 -- Submission of Matters to a Vote of Security Holders ...........  12
ITEM 5 -- Other
Information .............................................................  12
ITEM 6 -- Exhibits and Reports on Form 8-K ..............................  12

Signature Page...........................................................  14

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

      On October 12, 1999, the Company assigned to NEXTLINK Communications, Inc. ("NEXTLINK") 150 MHz of the Company's spectrum for a total amount of $20 million. The spectrum transaction does not have an impact on the Company's Internet Broadband Broadcast System ("IBBS") or on the Company's future business plans. Pending FCC approval of the license assignment, since July 1999 NEXTLINK was making monthly payments of approximately $172,000 to the Company.

      The Company is using its 300 MHz FCC license and infrastructure to deliver super high-speed Internet service in the Metro New York area. The Company has built a full-featured Internet Service Provider ("ISP") and configured its IBBS to deliver super high-speed Internet service in Metro New York. The service is being marketed under the service mark SPEED. The SPEED modems are currently only available from the Company for $350, which along with the $150 installation cost can now be financed for up to 3 years. Increased signal coverage through additional Internet Broadcast Stations is crucial to widespread availability of the SPEED service. The marketing is limited to a pilot roll out and is not expected to develop into a mass marketing campaign in the immediate future.

      On July 9, 1999, NEXTLINK purchased 2 million shares of the Company's Common Stock at $10 per share for a total equity investment of $20 million. The stock purchase agreement requires the Company to use its best efforts to cause a NEXTLINK representative to be elected to the Company's Board of Directors.

Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

      Revenue decreased $659,000 from $1,169,000 for the three months ended September 30, 1998 to $510,000 for the three months ended September 30,1999 and decreased $3,404,000 from $3,956,000 for the nine months ended September 30, 1998 to $552,000 for the nine months ended September 30,1999. This decrease is a result of the discontinuance of the Company's subscription television business in November 1998 which has historically accounted for substantially all of the Company's revenues. Revenues for the three and nine months ended September 30, 1999 reflect the early results of the Company's pilot program to connect its first Internet subscribers and also include approximately $488,000 received from NEXTLINK pending FCC approval of the license assignment.

      Selling, general and administrative expenses decreased $1,747,000 from $2,871,000 for the three months ended September 30, 1998 to $1,124,000 for the three months ended September 30, 1999 and decreased $4,582,000 from $8,103,000 for the nine months ended September 30, 1998 to $3,521,000 for the nine months ended September 30, 1999. These decreases are primarily attributable to the successful execution of the Company's termination of its subscription television business, including reduced headcount-related costs as a result of personnel reductions during the third and fourth quarters of 1998, and the limited, cost conscious pilot program for its super high-speed Internet business.

      Depreciation and amortization decreased $791,000 from $1,495,000 for the three months ended September 30, 1998 to $704,000 for the three months ended September 30, 1999 and decreased $2,167,000 from $4,224,000 for the nine months ended September 30, 1998 to $2,057,000 for the nine months ended September 30, 1999. This decrease was due primarily to the 1998 write off of property and equipment previously used by the Company in its discontinued subscription television service.

      Stock-based compensation amounted to $205,000 and $410,000 for the three and nine months ended September 30, 1999, respectively. During the six months ended June 30, 1999, the Company issued warrants to purchase shares of the Company's Common Stock and grants of Common Stock with an estimated fair value aggregating approximately $600,000. This amount is being amortized ratably over the remainder of the year ending December 31, 1999. Similar transactions during the year ended December 31, 1998 were not material.

      Service costs, primarily fees paid to the providers of television programming, amounted to $398,000 and $1,519,000 for the three and nine months ended September 30, 1998, respectively. They are no longer incurred as a result of the discontinuance of the Company's subscription television business in November 1998.

      Bad debt expense amounted to $861,000 and $1,161,000 for the three and nine months ended September 30, 1998, respectively. Prior to the termination of subscription television services in early November 1998, the Company experienced a high level of service cancellations and a drastic decrease in collections from subscribers. The Company increased its allowance for bad debts at December 31, 1998 to reflect these developments and reserved the entire balance of accounts receivable in the amount of $1,020,000 at that time. The Company is considering several options to vigorously pursue collection of past due accounts. Collections on these accounts receivable during the three and nine months ended September 30, 1999 were not material. The Company will generally require residential subscribers to its high-speed Internet service to provide credit card information for monthly billings and therefore does not expect any material exposure for bad debts in the future.

      Equity in loss of associated company amounted to $23,000 and $195,000 for the three and nine months ended September 30, 1999, respectively. The Company made cash investments in these amounts for a 45% equity interest in SPEEDIA, LLC which investment is being accounted for under the equity method.

      Other income amounted to $420,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company negotiated settlements with sixteen providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $1,049,000. The Company has settled these billings for an aggregate of $629,000, resulting in a savings of $420,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

      Interest income increased $334,000 from $11,000 for the three months ended September 30, 1998 to $345,000 for the three months ended September 30, 1999 and increased $637,000 from $32,000 for the nine months ended September 30, 1998 to $669,000 for the nine months ended September 30, 1999 since the Company had more funds available for investment.

      Interest expense and financing fees decreased $1,191,000 from $1,196,000 for the three months ended September 30, 1998 to $5,000 for the three months ended September 30, 1999 and decreased $1,983,000 from $2,001,000 for the nine months ended September 30, 1998 to $18,000 for the nine months ended September 30, 1999. These decreases are due to the repayment or repurchase of substantially all of the Company's outstanding debt in the fourth quarter of 1998.

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

      While the Company believes that consummation of the spectrum assignments in November 1998 and October 1999 and the sale of Common Stock in July 1999 have provided sufficient liquidity to finance its current level of operations, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital in the future, if needed, could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

      The Company has established a project team to address the extent, if any, to which its systems may be affected by the Year 2000 problem and to establish procedures to resolve Year 2000 issues. The project team includes Company personnel and, to the extent necessary, outside consultants. The Company expects to complete its assessment, as well as modification or replacement of software, during the fourth quarter of 1999. Costs over the 1998-1999 period are estimated to be less than $75,000 and substantially all of this amount has been incurred and expensed through September 30, 1999.

      The Company has established that its Internet connectivity systems are Year 2000 compliant and that the systems remaining subject to completion of review are involved with accounting and related administrative functions. The majority of the Company's accounting systems have also been determined to be Year 2000 compliant. The Company believes that modification or replacement of the remaining systems, if necessary, would not incur a material cost. During the fourth quarter of 1999, the Company will be finalizing contingency plans for processes that could likely be affected by the Year 2000 problem with the primary focus being unforeseen failures of computer software and hardware.

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

                                SPEEDUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,     December 31,
                                                              1999              1998
                                                          ------------      ------------
                                                           (unaudited)
                    ASSETS

Current assets:
    Cash and cash equivalents                              $28,374,935       $12,902,085
    Due from affiliates                                         93,111            86,444
    Accounts receivable, net of allowance for                                     23,348
      doubtful accounts of $1,019,933 and $290,984               7,499                --
    Prepaid expenses and other                                   3,009                --
                                                          ------------      ------------
    Total current assets                                    28,478,554        13,011,877

Property and equipment, net of accumulated
  depreciation of $7,546,002 and $5,488,766                 11,479,069        12,836,368
Other assets                                                    61,573            67,165
                                                          ------------      ------------
    Total assets                                           $40,019,196       $25,915,410
                                                          ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $836,180        $2,519,345
    Accrued liabilities                                        784,112           807,499
    Current portion of notes payable                           168,750           168,750
    Other current liabilities                                   90,203           203,812
                                                          ------------      ------------
    Total current liabilities                                1,879,245         3,699,406
Notes payable                                                   84,375           168,750
                                                          ------------      ------------
    Total liabilities                                        1,963,620         3,868,156

Commitments and Contingencies                                       --                --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 19,670,959 and 17,131,357
      shares issued and outstanding)                           196,710           171,314
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued               --                --
           and outstanding)
    Additional paid-in-capital                              79,362,699        58,794,847
    Accumulated deficit                                    (41,503,833)      (36,918,907)
                                                          ------------      ------------
    Stockholders' equity                                    38,055,576        22,047,254
                                                          ------------      ------------
    Total liabilities and stockholders' equity             $40,019,196       $25,915,410
                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       Three months ended September 30,    Nine months ended September 30,
                                       -------------------------------     -------------------------------
                                             1999             1998              1999             1998
                                             ----             ----              ----             ----
Revenues                                    $509,899        $1,169,434          $552,069        $3,956,456
                                        ------------      ------------      ------------      ------------

Expenses:
     Selling, general and
         administrative                    1,123,781         2,870,916         3,521,439         8,102,678
     Depreciation and amortization           704,412         1,494,918         2,057,236         4,223,990
     Stock-based compensation                205,000                --           410,000                --
     Service costs                                --           398,234                --         1,519,423
     Bad debts                                    --           860,691                --         1,161,353
                                        ------------      ------------      ------------      ------------

     Total operating expenses              2,033,193         5,624,759         5,988,675        15,007,444
                                        ------------      ------------      ------------      ------------

Operating loss                            (1,523,294)       (4,455,325)       (5,436,606)      (11,050,988)

Equity in loss of associated
     company                                 (23,400)               --          (218,400)               --
Other income                                      --                --           419,756                --
Interest income                              344,545            10,704           668,601            31,732
Interest expense and financing fees           (5,175)       (1,196,294)          (18,277)       (2,000,764)
                                        ------------      ------------      ------------      ------------

Net loss                                 $(1,207,324)      $(5,640,915)      $(4,584,926)     $(13,020,020)
                                        ============      ============      ============      ============

Per share:
Basic loss per common share                   $(0.06)           $(0.33)           $(0.25)           $(0.80)
                                        ============      ============      ============      ============
Weighted average common shares
    outstanding                           19,495,785        16,949,075        18,059,899        16,356,501
                                        ============      ============      ============      ============

Diluted loss per common share                 $(0.06)           $(0.33)           $(0.25)           $(0.80)
                                        ============      ============      ============      ============

Weighted average common shares
    outstanding                           19,495,785        16,949,075        18,059,899        16,356,501
                                        ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine months ended September 30,
                                                        --------------------------------
                                                              1999             1998
                                                        --------------------------------
Cash flows from operating activities:
  Net loss                                                $ (4,584,926)    $(13,020,020)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          2,057,236        4,223,990
      Stock based compensation                                 410,000               --
      Equity in loss of associated company                     218,400               --
      Amortization of placement fees                                --           58,149
      Provision for doubtful accounts                               --        1,160,253
      Non-cash increase in notes payable                            --          250,000
      Changes in assets and liabilities:
         Due from affiliates                                    (6,667)         113,142
         Accounts receivable                                    (7,499)        (570,924)
         Prepaid expenses and other                             20,339           49,252
         Notes receivable                                           --          171,245
         Accounts payable                                   (1,683,165)       2,180,293
         Accrued liabilities                                   (23,387)        (649,750)
         Other current liabilities                            (113,609)         213,949
         Other assets                                            5,592           22,354
                                                          ------------     ------------
             Net cash used in operating activities          (3,707,686)      (5,798,067)
                                                          ------------     ------------

Cash flows from investing activities:
  Property and equipment additions                            (699,937)      (1,193,789)
  Investment in associated company                            (218,400)              --
                                                          ------------     ------------
             Net cash used in investing activities            (918,337)      (1,193,789)
                                                          ------------     ------------

Cash flows from financing activities:
  Proceeds from sale of stock                               19,750,000        3,501,100
  Proceeds from exercise of options and warrants               433,248               --
  Repayment of notes payable                                   (84,375)      (1,256,215)
  Proceeds from notes payable                                       --        4,691,147
                                                          ------------     ------------
             Net cash provided by financing activities      20,098,873        6,936,032
                                                          ------------     ------------

             Net increase (decrease) in cash
                and cash equivalents                        15,472,850          (55,824)

Cash and cash equivalents, beginning of period              12,902,085          407,741
                                                          ------------     ------------
Cash and cash equivalents, end of period                  $ 28,374,935     $    351,917
                                                          ============     ============

Supplemental Cash Flow Disclosures:
  Cash paid for interest during the period                $     13,102     $    517,780
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

      Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Related Party Transactions

      At December 31, 1997, the Company had outstanding long-term orders with CellularVision Technology and Telecommunications, L.P. ("CT&T") for the purchase of equipment in the aggregate amount of approximately $3,200,000, net of deposits in the aggregate amount of approximately $600,000. Approximately $1,400,000 of this amount, net of deposits, is represented by set-top converters and head-end equipment which has been delivered to the Company but have experienced performance problems, as a result of which CT&T is presently involved in litigation with the vendor of this equipment. The Company has not accepted billings for this equipment and no amounts are reflected in the accompanying financial statements. As a result of discontinuing the subscription television service, if the Company is ultimately forced to accept and pay for this equipment, the equipment may have little or no value and would be written off. Approximately $1,800,000 of this amount, net of deposits, represents long-term orders which are still outstanding for modems that would be usable by the Company in its high-speed internet access business.

3. Other Income

      During the nine months ended September 30, 1999, the Company negotiated settlements with sixteen providers of television programming. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $1,049,000. The Company has settled these billings for an aggregate of $629,000, resulting in a savings of $420,000. The Company will continue to negotiate settlements with remaining vendors but there can be no assurance that settlements will be obtained or obtained on similar terms.

4. Legal Proceedings

      (a) Except as discussed in the next paragraph, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 10 to the consolidated financial statements included in Item 14 of the Company's report on Form 10-K for the year ended December 31, 1998.

      On October 22, 1999, a final judgment was entered in the United States District Court Southern District of New York dismissing the action brought by Akcess Pacific Group, LLC ("Akcess") against the Company, SPEEDUSNY and other defendants in connection with the assignment of spectrum in November 1998 and a convertible preferred stock issue of the Company that was outstanding at that time. Akcess has until November 21, 1999 to file a notice of appeal.

      (b) The Company has been named in a lawsuit brought in the normal course of its business in the amount of approximately $240,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of this claim and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the party. In the event an adverse judgment on this and all similar lawsuits are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

5. Subsequent Events

      On October 12, 1999, the Company assigned to NEXTLINK Communications, Inc. ("NEXTLINK") 150 MHz of the Company's spectrum for a total amount of $20 million. Pending FCC approval of the license assignment, since July 1999 NEXTLINK was making monthly payments of approximately $172,000 to the Company.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Except as discussed in the next paragraph, since the date of the Company's report on Form 10-K for the year ended December 31, 1998, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 11 to the financial statements included in Item 14 of such report.

      On October 22, 1999, a final judgment was entered in the United States District Court southern District of New York dismissing the action brought by Akcess Pacific Group, LLC ("Akcess") against the Company, SPEEDUSNY and other defendants in connection with the assignment of spectrum in November 1998 and a convertible preferred stock issue of the Company that was outstanding at that time. Akcess has until November 21, 1999 to file a notice of appeal.

      Note 4 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2 -- CHANGES IN SECURITIES

      None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on September 30, 1999, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

      1. Election of Directors:

                   Name of Director        Votes For    Votes Withheld
                   ----------------        ---------    --------------
                  Shant S. Hovnanian       12,710,079     1,926,983
                  Vahak S. Hovnanian       12,702,329     1,934,733
                  Matthew J. Rinaldo       12,705,729     1,931,333
                  Catherine Petrossian     12,711,154     1,925,908

      2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

                       Votes For         Votes Against   Abstentions
                       ---------         -------------   -----------
                      14,602,964            22,418         11,680

      3. Approval of the Company's 1995 Stock Incentive Plan, as amended to increase the number of shares of Common Stock available for issuance by 500,000 from 1,250,000 to 1,750,000:

                       Votes For         Votes Against   Abstentions
                       ---------         -------------   -----------
                      12,511,504           2,103,4036      22,522

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

                                        SPEEDUS.COM, Inc.


Date: November 15, 1999                 By: /s/ Shant S. Hovnanian

                                        Shant S. Hovnanian
                                        Chairman and President


Date: November 15, 1999                 By: /s/ Angela M. Vaccaro

                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer