Form 10-K
period 1999-12-31
SPEEDUS COM INC
filed 2000-03-30
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999 Commission File No. 000-27582

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $140,500,000 on March 24, 2000, based on the closing trade price of the Common Stock on the NASDAQ National Market system on that date.

      The number of shares of Common Stock outstanding as of March 24, 2000 was 20,004,838.

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held in May 2000.

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

                                     PART I

ITEM 1. BUSINESS

The Company

      We are an emerging facilities-based wireless broadband super high-speed Internet company.

      We have launched a SPEED411sm Portal (located at www.speedus.com) to promote broadband high-speed Internet access on a nationwide basis. Recognizing the increasing demand from Internet users for faster access to information, our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users.

      Currently, we are conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. In areas where our signal is available, we believe that we offer both small business and residential customers the lowest-cost, highest downstream speed Internet access solution available.

      In September 1999, we announced our equity investment in SPEEDIA, LLC, a mobile web to wireless information and e-commerce service company. We also explore additional incubation opportunities in Internet and e-commerce companies. Our Network Operations Center ("NOC") is a high-tech facility which can host new, cost-conscious Internet startups that need Internet backbone connectivity and quick ramp-up capabilities.

SPEED(SM) Portal

      The SPEED(SM) portal is designed to promote broadband high-speed Internet access on a nationwide basis. Recognizing the increasing demand from Internet users for faster access to information to help them "live their lives in the fast lane", the Company's portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users.

      For the convenience of users, the portal also provides broadband bulletin boards, Internet and technology news, business news, real-time stock quotes and a real-time stock portfolio, weather, free e-mail and Web to wireless e-mail messaging service and other popular topics, and will allow users to customize their version of the portal. The Company has entered into license agreements with popular content providers such as money.net LLC, a financial community which provides real time stock portfolio tracking features, TUCOWS, Los Angeles Times Syndicate, National Weather Services and WAVO Corporation, which delivers real-time feeds from various well-known content providers.

      Since the recent initial launch of the portal, the most popular pages visited have been the SPEEDCHECKsm meter and the SPEED411sm directory. Users get an accurate measurement of their Internet access speed and can receive information on all High-Speed Broadband service providers in their geographic area by entering their phone numbers and addresses and get a variety of information on high-speed providers in their area. In addition, SPEEDGADGETsm, a desktop application which enables users to clock their Internet speed at any time without having a Web browser open, also scrolls such timely broadband features as Internet News and alerts users to broadband specials for DSL, cable modem or wireless broadband.

      In addition to promoting high-speed access for users, as well as SPEEDUS.COM name recognition, the Company will generate revenues from Web site advertising and possible e-commerce transactions.

SPEED(SM) Broadband Super High-Speed Internet Service

      Currently, we are conducting a limited pilot program of our SPEED(SM) service. We operate the pilot program in the Metro New York area, a concentrated population center in which the Company believes there is substantial unmet demand for high-speed Internet service within the residential and small business market. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis.

Incubation of Internet and E-commerce Companies

      In September 1999, we announced our equity investment in SPEEDIA, LLC, a mobile web to wireless information and e-commerce service company. We also explore additional incubation opportunities in Internet and e-commerce companies. Our Network Operations Center ("NOC") is a high-tech facility which can host new, cost-conscious Internet startups that need Internet backbone connectivity and quick ramp-up capabilities.

Intellectual Property

      In February 2000, BroadBand Patents, LLC, ("BroadBand Patents"), a new wholly-owned subsidiary established to develop and market our broadband wireless technology, purchased certain intellectual property from GEC Partners, LLP ("GEC") pertaining to wireless transmissions including U. S. Patent 5,594,937 titled "System for the transmission and reception of directional radio signals utilizing a gigahertz implosion concept." GEC's predecessor company, GHz Equipment Company, Inc., developed the nation's first 38 GHz broadband wireless system in joint venture with Pacific Telesis using the patented technology. BroadBand Patents has also entered into an alliance agreement with Cornerstone Wireless Communications, LLC ("Cornerstone") to assist in the development and marketing of its wireless technology. Cornerstone is a Tempe, Arizona based RF engineering and FCC regulatory consulting firm with extensive experience in the design of broadband wireless systems and equipment. We have the rights to all complementary wireless technology developed in the future whether it is developed jointly, under the Cornerstone alliance, or separately by GEC and its personnel.

      BroadBand Patents has also acquired 20% of CellularVision Technology & Telecommunications, L. P. ("CT&T") and certain other rights from a U.S. subsidiary of Philips Electronics, N. V. ("Philips"). CT&T, which was formed by Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former director and officer of our Company, (collectively, the "Founders") and Philips, is a holder of a portfolio of fundamental broadband wireless patents and licenses. This intellectual property includes U.S. Patent 5,983,078 titled "Channel spacing for distortion reduction," U.S. Patent 5,668,610 titled "LMDS transmitter array with polarization-diversity sub-cells," U.S. Patent 5,949,793 titled "Transmission of digital and analog signals in the same band" and U.S. Patent 4,747,160 titled "Low power multi-function cellular television system". We have operated our super high-speed Internet broadband wireless network under a technology license from CT&T.

      The acquisition of Philips' interest in CT&T was part of a settlement of litigation commenced by M/A-COM, a unit of Tyco International Ltd. Our portion of the settlement was $2.4 million which we have expensed for the year ended December 31, 1999. The Founders have agreed in principle to contribute their 80% interest in CT&T to us as part of the settlement agreement.

Sales and Marketing

      We are presently offering on a limited pilot program basis our super high-speed Internet access service to small business and residential subscribers in Manhattan, Brooklyn and Queens. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis.

      We have signed the legendary actor Dennis Hopper for a promotional campaign for the SPEED(SM) portal.

FCC License

      From 1992 until November 1998, we operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not expected to occur prior to 2002.

      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar"). In connection with this assignment, we discontinued our subscription television service. In October 1999, we assigned a 150Mhz portion of our license to NEXTLINK Communications, Inc. ("NEXTLINK").

Risk Factors

Competition

      The market for Internet products and services overall is highly competitive and lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing services that will compete with our services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors in selling our services. Competitive pressures may also force prices for our Internet services down and such price reductions may affect our revenues.

Adapting our existing architecture to accommodate increased traffic and technology advances

      In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture, in order to accommodate growth. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing services. These changes are likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each users' preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

Reliance upon the supply of critical elements, including content, from third parties

      We will depend to a substantial extent upon third parties for several critical elements of our SPEED(SM) Portal including various technology, infrastructure and content development.

      We rely on a private third party provider for our principal Internet connections. Any disruption in the Internet access provided by this third party provider or any failure of this third-party provider to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information and similar services. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. In addition, we have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions, or delays experienced in connection with these third party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Internet advertising may not be an effective means of advertising in the future

      We expect that a portion of our revenues will come from advertisements displayed on our SPEED(SM) Portal. Our ability to generate substantial advertising revenue will depend upon the size and growth of our user base, the user base being attractive to advertisers and the continued acceptance by advertisers of the Web as an advertising medium.

      If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.

Risk of acceptance; no direct billing relationship with users

      Our SPEED(SM) Portal will link users with a network of e-commerce companies, including retailers. However, we do not establish a direct billing relationship with our users as a result of any purchases they may make. The revenue that we will generate from our e-commerce services will be a commission paid by the retailer. The user may contact that retailer directly in the future rather than through our SPEED(SM) Portal. If users bypass our Portal and contact retailers directly, we will not receive any revenue for purchases made through that contact.

New system architecture for SPEED(SM) super high-speed Internet service

      Our system utilizes a new technology that has a limited operating history and that remains subject to further development and refinement. We have encountered a number of technical problems in the installation of equipment at the subscriber sites, which require us to develop new and often difficult solutions to these problems. We cannot assure you that we can continue to resolve these technical problems and the failure to develop solutions to these problems could adversely affect the availability of our service to certain potential subscribers. Furthermore, the addition of simultaneous two-way communications, which would eliminate the need for subscribers to use their local telephone lines to send information on the Internet, will require the development and mass production of appropriate equipment. We cannot assure you that such equipment will become commercially available at a cost acceptable to the Company.

Internet broadcast signal not currently available at all locations in license area

      We currently have fourteen Internet Broadcast Stations servicing only a small portion of our licensed territory. As is customary in wireless service, our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot assure you that such equipment will become commercially available at a cost acceptable to the Company.

Competitors with broader market coverage offering high-speed Internet access

      The market for Internet access and related services is highly competitive. We expect to encounter competition for our super high-speed Internet access service from local, regional and national Internet service providers, often referred to as ISPs. These include large companies like @Home, America On-Line and ATT World Net. Among the competitors are the telephone companies with Digital Subscriber Line, or DSL, technology, which increases the effective capacity of existing copper telephone cables, and cable operators with high-speed cable modems are among the other communications companies also providing high-speed Internet access. The competing ISPs using DSL or cable modems do not currently have the ability to provide the same downstream speed as our SPEED(SM) service and are not providing high-speed Internet service at pricing competitive with ours. Many of the competing ISPs have, or can be expected to have, greater financial, marketing and other resources than us. No assurance can be given that we will be able to compete successfully with these entities.

Other LMDS licensees in the metropolitan New York area

      The heart of our Internet broadcast system is our LMDS license from the FCC, which covers New York City and the surrounding area where 8.6 million people live or work. In November 1998 and October 1999, we assigned portions of our LMDS license to WinStar and NEXTLINK, respectively. Although neither company is currently providing LMDS services that compete with our high-speed Internet access service, there can be no assurance that they will not offer competing LMDS services in the future.

Customer loyalty

      The success of our business strategy will depend upon consumer acceptance of our Super High-Speed Internet access service. Subscriber acceptance could be adversely affected by, among other things, customer loyalty to more established competitors and unfamiliarity with our Company and its system. In addition, we cannot assure you that technical problems will not impede or delay subscriber acceptance of our service.

Sole-source suppliers

      We have obtained Internet Broadcast Station components and customer premises equipment either from sole-source third party suppliers or from CT&T, which purchased them from third party sole-source suppliers. We are now working directly with vendors. If we are unable to obtain a sufficient supply of components from these sources, it is likely that we would experience a delay in developing alternative sources. Inability to obtain adequate supplies of equipment could result in a delay in providing service to new subscribers, which would adversely affect our operating results and could damage future marketing efforts. In addition, a significant increase in the price of the requisite equipment would adversely affect our financial condition and operating results. Further, if any of the equipment fails or fails to be supported by its vendors, it could be necessary for us to redesign substantial portions of the equipment. Any of these events could have a material adverse effect on our financial condition and operating results.

Patents or intellectual property rights

      Through our wholly-owned subsidiary, BroadBand Patents, LLP, we have title or access to patents and intellectual property rights necessary for our business. However, given the rapid development of technology in the telecommunications industry, there can be no assurance that certain aspects of our system will not infringe on the proprietary rights of others. We believe that if such infringement were to exist based on the establishment of current or future proprietary rights of others, we could obtain requisite licenses or rights to use such technology. However, we cannot assure you that these licenses or rights could be obtained on terms which would not have a material adverse effect on our financial condition and operating results.

Ability to successfully identify Internet and e-commerce companies to incubate

      We will face substantial competition in incubating and acquiring Internet and e-commerce companies from, among others, venture capital firms, large corporate investors and other publicly-traded Internet companies. These competitors may limit our opportunity to acquire interests in new partner companies. In addition, we may be unable to acquire interests in emerging companies for other reasons, including the inability to agree on terms, such as price and ownership percentages, incompatibility between us and management and access to sufficient funding. Our growth will be materially adversely affected if we cannot successfully identify investments in a sufficient number of emerging growth companies.

The value of our business may fluctuate because of companies that we invest in

      The value of our business may fluctuate because of companies that we invest in. We have a 45% equity interest in SPEEDIA, LLC, a mobile Web to wireless information and e-commerce service company, and are continuing to explore additional incubation opportunities in Internet and e-commerce companies. These companies, similar to SPEEDIA, LLC, will likely be development stage entities for which no public market exists for their stock. SPEEDIA, LLC is in the early stage of developing and marketing its services and there can be no assurance how successful they will be.

      While we are a co-manager of SPEEDIA, LLC and, as such, have a degree of control over their activities, there can be no assurance that we will be able to exercise any control over other companies that we may invest in. The valuations of our investments in SPEEDIA, LLC and other privately-held companies that we may invest in are indeterminate prior to their public offerings, and there can be no assurance that these offerings will occur since they will be dependent upon the development of these businesses, market conditions and other conditions over which we have no control.

Capital and management resources

      There will be a number of special issues that we will have to address in the incubation of start-up companies, including: the diversion of management attention in connection with both negotiating and overseeing these transactions; the potential issuance of additional shares of our Common Stock in connection with these transactions, which could dilute the rights of existing shareholders, and the need to incur additional debt in connection with these transactions. In addition, many, if not all, of these start-up companies will face the same, or similar, risks as we face in our own business.

Natural disaster or other catastrophic event

      Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not have multiple site capacity for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Use of the Internet

      Our success will depend greatly on increased use of the Internet for advertising, marketing, providing services, and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective advertising on the Internet is in generating business as compared to more traditional types of advertising such as print, television and radio. Our business will suffer if commercial use of the Internet fails to grow in the future.

Early growth stage; limited operations to date

      Since the discontinuance of our subscription television services, our operations in other areas have been limited. We have only had an initial launch of our Portal, are conducting a limited pilot program for our super high-speed Internet service and have only invested in one Internet start-up company. Our most recent historical financial information reflects this limited activity and our early growth stage of development. Prospective investors should be aware of the difficulties encountered by enterprises in their early growth stage, like us, especially in view of the highly competitive nature of the telecommunications industry.

Lack of profitable operations

      We have recorded operating losses and negative operating cash flows in each reporting period since inception and, at December 31, 1999, had an accumulated deficit of approximately $ 26.3 million. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial roll-out of our now-discontinued subscription television system, and expenses incurred in connection with the LMDS rulemaking proceeding. We believe that consummation of the spectrum assignments in 1998 and 1999, as well as the sale of 2,000,000 shares of our Common Stock to NEXTLINK for $20 million in July 1999, have provided sufficient liquidity for us to finance our current level of operations. However, we do not expect to have a positive operating cash flow until such time as we substantially increase our Internet customer base, and/or form a strategic alliance for use of our Internet capabilities or invest in a successful incubation opportunity in the future. We cannot assure you that we will be able to grow our Portal or increase the number of super high-speed Internet access subscribers to the levels necessary to attain profitability in future years, or that we will succeed in commercializing any other possible applications of our system.

Additional financing in the future

      Since the completion of our initial public offering in February 1996, the proceeds of which were used primarily to fund the build-out of our LMDS transmission system and marketing and equipment costs, we have sought to raise the additional capital necessary to execute our business plan. During 1998, we issued convertible debt and convertible preferred stock that provided for, or potentially provided for, the issuance of our Common Stock upon conversion at a discount from market prices at the time of funding. As a result of a decline in the market price of our Common Stock, the convertible securities issued by us could have been converted into Common Stock that would have substantially diluted our existing stockholders. We avoided such dilution by redeeming the convertible securities using some of the proceeds from the spectrum assignment, which was consummated in November 1998 for a purchase price of $32.5 million in cash, before closing costs.

      While we believe that consummation of the spectrum assignments and stock sale have provided sufficient liquidity to finance our current level of operations through 2000, we do not expect to have a positive operating cash flow until such time as we substantially grow our SPEED(SM) Portal, increase our Internet customer base and/or form a strategic alliance for use of our Internet capabilities or invest in a successful incubation opportunity in the future. The lack of additional capital in the near future could have a material adverse effect on our financial condition, operating results and prospects for growth.

The agreement in principle to acquire CT&T will present us with some special issues to address

      We have acquired 20% of CT&T and have an agreement in principle to acquire the remaining 80% from the Founders.

      CT&T has a portfolio of fundamental broadband wireless patents and licenses. The patent expiration dates range from March 2007 through March 2017. After these dates, others will be able to use the technology without a licensing agreement from CT&T. In addition, while we have operated our super high-speed Internet broadband wireless network under a technology license from CT&T, CT&T has not generated any substantial royalties from other licensing agreements. There can be no assurance that we will be able to use these patents and intellectual property profitably. Third parties may not readily accept our contention that they require licensing and future litigation proving infringement may be costly and its outcome difficult to project.

      CT&T has liabilities, known and contingent, and may not have the liquidity or future earnings to satisfy these obligations. As a result, CT&T may require funding from us. We have had outstanding long-term orders with CT&T for the purchase of equipment in the aggregate amount of approximately $1,400,000 represented by set-top converters and head-end equipment which has been delivered to us but have experienced performance problems. We have not accepted billings for this equipment and no amounts are reflected in our financial statements. As a result, CT&T has not paid the vendor of this equipment and is in litigation with the vendor. If the vendor prevails in this suit, we may be forced to pay for this equipment, which may have little or no value and would have to be written off.

Managing growth

      Successful implementation of our business plan will require the management of growth. We cannot assure you that our existing operations and infrastructure will be adequate to manage such growth, or that any steps taken to improve such systems and controls will be sufficient. Our future success will depend in part upon attracting and retaining the services of current management and technical personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining new personnel in the future as future growth takes place. We do not maintain "key person" life insurance policies on any of our key personnel.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 1999, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $9.25 to $.9063. In 2000, through March 24, the high and low sale prices of our Common Stock ranged from $24.75 to $4.50. The closing sale price of our Common Stock was $12.188 on March 24, 2000. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. The stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock.

Conflicts relating to VisionStar, Inc. ("VisionStar") may distract our management's attention from implementation of our business plan

      Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, is the sole stockholder of VisionStar, a company that holds a license from the FCC, granted in May 1997, to construct, launch and operate a telecommunications satellite operating in the radio frequency range of 28 GHz, which is commonly referred to as the Ka-band, positioned over the continental United States. If VisionStar constructs and launches a satellite and begins providing service, we might purchase services from it, and any such transaction might involve a conflict of interest for Mr. Hovnanian.

      According to the FCC order granting the license, VisionStar proposes to offer broadband services covering the nation and in urban areas in conjunction with broadband service operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing distance learning and video programming.

      In 1998, we received an offer from Mr. Hovnanian to convey to us all of the outstanding shares of VisionStar, together with related patent application rights for reimbursement of his verifiable VisionStar-related out-of-pocket expenses. Through a special committee of the Board of Directors, the Company had been considering Mr. Hovnanian's offer. At a meeting of the Board of Directors in August 1998, the Board voted 2-1 against Mr. Hovnanian's offer, with Mr. Hovnanian voting against the offer as a result of an earlier representation that he would vote in the same manner as Mr. Bossard, who voted against the offer based on his belief that the VisionStar satellite license was already an asset of the Company and that VisionStar and Mr. Hovnanian held the asset in trust for the Company. Thereafter, the Board and Mr. Hovnanian have had additional discussions concerning the acquisition of VisionStar.

      In May 1999, Mr. Bossard changed his previous position on the Company's ownership of VisionStar and commenced a lawsuit in New York State court against Mr. Hovnanian and VisionStar alleging that, among other things, insofar as Mr. Hovnanian procured the Ka-band satellite license for his own company, VisionStar, he breached the partnership agreement among Shant S. Hovnanian, Vahak S. Hovnanian and Mr. Bossard, which Mr. Bossard claims entitles him to a free one-third interest in Vision Star arising from the partnership agreement. In the lawsuit, Mr. Bossard claims that VisionStar represented in its application to the FCC that the Ka-band license would be used in conjunction with CT&T's technology. Mr. Bossard is requesting that the court grant him one-third of the value of VisionStar and its Ka-band license and that the court impose a constructive trust on the shares and assets of VisionStar, including the Ka-band license. We are not a party to this lawsuit, either as a plaintiff or a defendant.

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 32% of our Common Stock, may have the power acting together to control the direction and future operations of our company.

      Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 32% of our outstanding Common Stock at December 31, 1999. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our Certificate of Incorporation and By-Laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

      Shant S. Hovnanian, Vahak S. Hovnanian and Bernard B. Bossard are also parties to a stockholders' agreement, which provides that except for "cause" as defined under the Delaware corporation statute they will vote to elect each other to the Board of Directors so long as each such elected director owns 5% or more of the shares of Common Stock outstanding and including all shares of Common Stock that may be issued pursuant to the exercise of existing options, warrants and other rights to acquire Common Stock (i.e., "on a fully diluted basis"). At the meeting of the nominating committee of our Board held on May 26, 1999, over his objection, Mr. Bossard was not nominated for re-election to our Board. Mr. Bossard currently owns less than 5% of our outstanding Common Stock and has no basis for a claim for re-election.

Sales of shares of Common Stock by Shant S. Hovnanian and Vahak S. Hovnanian could adversely affect the market price of the Common Stock.

      We cannot predict the effect that future sales of shares of Common Stock, or the availability of shares of Common Stock for future sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock.

      Shares of Common Stock held by Shant S. Hovnanian and Vahak S. Hovnanian have been held by each of them for the requisite holding periods under Rule 144 under the Securities Act and may be sold thereunder in accordance with volume restrictions.

Our charter and bylaws, and the Delaware corporation statute contain certain anti-takeover provisions that could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

      Our Certificate of Incorporation and By-Laws, and the Delaware corporation statute contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. These provisions also allow us to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. We could issue a series of Preferred Stock that could, depending upon the terms of such series, impede a merger, tender offer or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then current market price of such stock. In addition, the Delaware corporation statute, which is applicable to us, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated tender offer or other business combination.

Year 2000

      Although the date is now past January 1, 2000, and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. The costs incurred during 1999 and 1998 to address the Year 2000 issue were approximately $70,000.

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

The NOC has a complete satellite downlink facility with access to international media sources and a fully equipped data center along with Cisco 7200 hardware and New Media Communication CyberStreamTM TRX100 Linux based gateway transmitter hardware and software. The CyberStream hardware and software is compliant with Digital Video Broadcast Multi-Protocol Encapsulation (DVB/MPE) and Motion Picture Experts Group (MPEG) standards.

      In addition to the NOC, the Company has a Manhattan point of presence ("POP"). The POP houses dial-up modems that support the Company's Internet access services.

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

ITEM 3. LEGAL PROCEEDINGS

      (a) At December 31, 1999, we were party to an arbitration proceeding with Charles N. Garber, our former Chief Financial Officer, who asserted that his employment agreement was breached by our failure to pay him guaranteed minimum annual performance bonuses and certain other matters. Mr. Garber sought damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. In March 2000, the arbitrator ruled in favor of Mr. Garber but only awarded him $100,000, plus costs, attorney's fees and interest of approximately $ 92,000. We have accrued these amounts at December 31, 1999.

      (b) The Company has been named in 3 lawsuits brought in the normal course of its business in the aggregate amount of approximately $575,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

Legal proceedings terminated during the fourth quarter

      In October 1999, a final judgment was entered in the United States District Court Southern District of New York dismissing the action brought by Akcess Pacific Group, LLC ("Akcess") against the Company, SPEEDUSNY and other defendants in connection with the assignment of spectrum in November 1998 and a convertible preferred stock issue of the Company that was outstanding at that time.

      In December 1999, SPEEDUS, Philips and M/A-COM, a unit of Tyco International Ltd., entered into a settlement agreement pursuant to which we paid $2.4 million to M/A-COM in settlement of a proceeding commenced by M/A-COM in August 1998 against us and certain other parties. Our portion of the settlement was $2.4 million which we have expensed for the year ended December 31, 1999. As part of the settlement, Philips transferred its 20% interest in CT&T to us. Also in connection with the settlement, the Founders have agreed in principle to transfer their 80% interest in CT&T to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed for quotation on the NASDAQ National Market system under the symbol "SPDE." Prior to January 6, 1999, our trading symbol was "CVUS". The following table sets forth high, low and closing trade prices for the Common Stock for the fiscal quarters indicated.

                                 High Sale        Low Sale       Closing Sale
                                 ---------        --------       ------------

1999
-----
First Quarter                     $4.500           $0.906           $2.719
Second Quarter                     9.250            2.063            5.875
Third quarter                      7.875            3.750            4.125
Fourth quarter                     6.813            3.125            4.781

1998
-----
First Quarter                     $8.250           $3.375           $5.000
Second Quarter                     4.875            0.750            1.000
Third Quarter                      1.625            0.094            0.281
Fourth Quarter                     2.156            0.188            0.906

      On March 24, 2000, the closing trade price of our Common Stock was $12.188 per share. As of December 31, 1999, there were approximately 300 registered shareholders and, to the best of our belief, approximately 11,000 beneficial owners of our Common Stock. During the year ended December 31, 1999, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

                                                    Year Ended December 31,
                           ---------------------------------------------------------------------
                               1999            1998            1997            1996           1995
                           ------------    ------------    ------------    ------------    ------------

                                         (in thousands, except per share data)
Statement of Operations
Data:
Revenues ...............   $        612    $      3,648    $      4,943    $      2,190    $      1,196
                           ------------    ------------    ------------    ------------    ------------
Selling, general and
   administrative ......          5,425           9,691          13,259          10,223           5,435
Depreciation and
   amortization ........          2,779           6,174           3,881           2,258           1,376
Service costs ..........             --           1,479           2,314           1,175             603
Bad debts ..............             --             730             550             351             202
Management fees ........             --              --              --              --           2,699
                           ------------    ------------    ------------    ------------    ------------
Total operating expenses          8,204          18,074          20,004          14,007          10,315
                           ------------    ------------    ------------    ------------    ------------
Operating loss .........         (7,592)        (14,426)        (15,061)        (11,817)         (9,119)
Equity in loss .........           (351)             --              --              --              --
Other income ...........            624              --              --              --              --
Net interest income
   (expense) ...........          1,278          (2,365)           (202)            186          (2,184)
Gain on assignment
   of spectrum .........         19,442          28,066              --              --              --
Intellectual property
   settlement ..........         (2,425)             --              --              --              --
Income taxes ...........           (330)           (302)             --              --              --
                           ------------    ------------    ------------    ------------    ------------
Net earnings/(loss) ....   $     10,646    $     10,973    $    (15,263)   $    (11,631)   $    (11,303)
                           ============    ============    ============    ============    ============
Per Common Share
Basic earnings/(loss) ..   $       0.58    $       0.59    ($       .95)   ($       .75)   ($       .91)
Weighted average
   outstanding .........     18,465,974      16,551,417      16,000,000      15,576,478      12,395,142
Diluted earnings/(loss)    $       0.57     $      0.57    ($       .95)   ($       .75)   ($       .91)
Weighted average
   outstanding .........     18,680,082      17,612,443      16,000,000      15,576,478      12,395,142

                                               December 31,
                         -----------------------------------------------------
                           1999        1998      1997        1996       1995
                         --------   --------   --------    --------   --------
Balance Sheet Data:
Cash and cash
   equivalents .......   $ 44,613   $ 12,902   $    408    $ 19,600   $  3,536
Working capital
   (deficiency) ......     42,794      9,312     (7,029)     16,765     (1,647)
Net property and
   equipment .........     10,959     12,836     20,608      14,158      6,322
Total assets .........     55,769     25,915     23,154      35,924     12,995
Total debt ...........        211        338      7,495       6,260     18,871
Total liabilities ....      1,969      3,868     11,464       8,972     26,314
Total equity (deficit)     53,799     22,047     11,690      26,952    (13,319)

Summary of Quarterly Financial Data

                                                          Quarters Ended

1999                            March 31         June 30    September 30     December 31        Year End
Revenues                    $     15,211    $     26,959    $    509,899    $     60,066    $    612,135

Selling, general and
  administrative expenses      1,146,725       1,455,933       1,328,781       1,494,096       5,425,535

Operating loss                (1,812,213)     (2,101,099)     (1,523,294)     (2,155,417)     (7,592,023)

Gain on assignment
    of spectrum                       --              --              --      19,442,000      19,442,000

Intellectual property
    Settlement                        --              --              --       2,425,000       2,425,000

Net earnings (loss)         $ (1,263,083)   $ (2,114,519)   $ (1,207,324)   $ 15,230,864    $ 10,645,938

Per share  - Basic          $      (0.07)   $      (0.12)   $      (0.06)           $.77            $.58

           - Diluted        $      (0.07)   $      (0.12)   $      (0.06)           $.76            $.57

1998                            March 31         June 30    September 30     December 31        Year End
Revenues                    $  1,423,682    $  1,363,340    $  1,169,434    $   (308,785)   $  3,647,671

Selling, general and
  administrative expenses      2,643,281       2,833,481       2,870,916       1,342,761       9,690,439

Operating (loss)              (3,405,661)     (3,435,002)     (4,455,325)     (3,130,583)    (14,426,571)

Gain on assignment
    of spectrum                       --              --              --      28,066,109      28,066,109

Net earnings (loss)         $ (3,687,749)   $ (3,691,356)   $ (5,640,915)   $ 23,993,030    $ 10,973,010

Per share  - Basic          $      (0.23)   $      (0.23)   $      (0.33)   $       1.38    $       0.59

           - Diluted        $      (0.23)   $      (0.23)   $      (0.33)   $       1.36    $       0.57

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and the other financial information appearing elsewhere in this Form 10-K.

Operations

      From 1992 until November 1998, we operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not expected to occur prior to 2002.

      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar"). In connection with this assignment, we discontinued our subscription television service. In October 1999, we assigned a 150Mhz portion of our license to NEXTLINK Communications, Inc. ("NEXTLINK"). From July 1999 to October 1999, pending regulatory approval of the license assignment, NEXTLINK made monthly payments of approximately $172,000 to us.

      We have launched a SPEED(SM) Portal to promote broadband high-speed Internet access on a nationwide basis. Our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users.

      Currently, we are also conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. In areas where our signal penetrates, we believe that we offer both small business and residential customers the lowest-cost, highest downstream speed Internet access solution available.

      In September 1999, we announced our equity investment in SPEEDIA, LLC, a mobile web to wireless information and e-commerce service company. We also explore additional incubation opportunities in Internet and e-commerce companies. Our Network Operations Center ("NOC") is an ideal facility to house new, cost-conscious Internet startups that need Internet backbone connectivity and quick ramp-up and expansion capabilities.

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

      Revenues decreased $3,036,000 from $3,648,000 for the twelve months ended December 31, 1998 to $612,000 for the twelve months ended December 31, 1999. This decrease is a result of the discontinuance of the subscription television business in November 1998. Revenues for 1999 reflect the early results of the Company's pilot program to connect its first Internet subscribers and also include approximately $550,000 received from NEXTLINK pending FCC approval of the license assignment which occurred in October 1999.

      Selling, general and administrative expenses decreased $4,265,000 from $9,690,000 for the twelve months ended December 31, 1998 to $5,425,000 for the twelve months ended December 31, 1999. This decrease is primarily attributable to the termination of the subscription television business, including reduced headcount-related costs as a result of personnel reductions during the third and fourth quarters of 1998. This decrease is net of an increase in stock-based compensation, which amounted to $615,000 for the twelve months ended December 31, 1999. During 1999, the Company issued warrants to purchase shares of the Company's Common Stock and grants of Common Stock with an estimated fair value aggregating approximately $615,000. Similar transactions during the year ended December 31, 1998 were not material.

      Depreciation and amortization decreased $3,395,000 from $6,174,000 for the twelve months ended December 31, 1998 to $2,779,000 for the twelve months ended December 31, 1999. This decrease was due primarily to the 1998 write off of property and equipment previously used by the Company in its discontinued subscription television service.

      Service costs amounted to $1,479,000 for the twelve months ended December 31, 1998. They are no longer incurred as a result of the termination of subscription television services in early November 1998. Service costs are fees paid to providers of television programming and royalties paid to CT&T under a license agreement between CT&T and SPEEDUSNY.

      Bad debts amounted to $730,000 for the twelve months ended December 31, 1998. They are no longer incurred as a result of the termination of subscription television services. The Company will generally require residential subscribers to its high-speed Internet service to provide credit card information for monthly billings and therefore does not expect any material exposure for bad debts in the future.

      Equity in loss of associated company amounted to $351,000 for the twelve months ended December 31, 1999. During 1999, the Company made cash investments for a 45% equity interest in SPEEDIA, LLC which investment is being accounted for under the equity method.

      Other income amounted to $624,000 for the twelve months ended December 31, 1999. During 1999, the Company negotiated settlements with vendors. As of December 31, 1998, the Company had unpaid amounts due to these entities in the aggregate amount of $1,346,000. The Company has settled these billings for an aggregate of $722,000, resulting in a savings of $624,000.

      Interest and investment income increased $1,189,000 from $111,000 for the twelve months ended December 31, 1998 to $1,300,000 for the twelve months ended December 31, 1999 since the Company had more funds available for investment.

      Interest expense and financing fees decreased $2,452,000 from $2,475,000 for the twelve months ended December 31, 1998 to $23,000 for twelve months ended December 31, 1999. This decrease is due to the repayment or repurchase of substantially all of the Company's outstanding debt in the fourth quarter of 1998.

      During the year ended December 31, 1999, the Company recognized a gain of $19,442,000 from the assignment of a portion of its spectrum, compared to a gain in the amount of $28,066,000 during the year ended December 31, 1998.

      During the year ended December 31, 1999, the Company recognized an expense of $2,425,000 from the acquisition of intellectual property rights and the settlement of litigation.

      During the year ended December 31, 1999, the Company recorded a provision for income taxes in the amount of $330,000 compared to $302,000 in 1998.

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

      During the year ended December 31, 1998, the Company recognized a gain of $28,066,000 from the assignment of a portion of its spectrum.

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

      While the Company believes that consummation of the spectrum assignments in November 1998 and October 1999 and the sale of Common Stock in July 1999 have provided sufficient liquidity to finance its current level of operations, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

Year 2000 compliance

      The "Year 2000" or "Y2K" concern exists because of the potential for computer programs to recognize a date using "00" as the year 1900 instead of the year 2000 which could cause disruption of normal business operations.

      Although the date is now past January 1, 2000, and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described in Footnote 2 of this Form 10-K are not subject to material market risk. The Company's financial instruments at December 31, 1999 and 1998 consist of short-term investments and long-term debt. The carrying value of each of these financial instruments approximates its market value, since the investments have short maturities and the interest rate on the long-term debt periodically adjusts based on the prime rate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Company's definitive proxy statement that will be filed for its Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)     Consolidated Financial Statements                               Page(s)
                                                                        ------

        Report of Independent Accountants............................   24

        Consolidated Balance Sheets as of December 31, 1999 and
        December 31, 1998 ...........................................   25

        Consolidated Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997.............................   26

        Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the years ended December 31, 1999,
        1998 and 1997................................................   27

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997.............................   28

        Notes to Consolidated Financial Statements...................   29-36

(2)     Financial Statement Schedule

        Schedule II-- Valuation and Qualifying Accounts..............   S-1

(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, for an event specified in Item 5 of such report, on October 26, 1999.

(c) Exhibits

      3.1a  Certificate of Incorporation. (1)

      3.1b  Certificate of Ownership and Merger of CVUSA Merger Corporation

            With and Into Cellularvision USA, Inc. (8)

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

      10.4b CellularVision USA, Inc. 1995 Stock Incentive Plan. (Amended and
            Restated as of December 2, 1998) (8)

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

      10.22 Warrant, dated June 1, 1994, issued by CellularVision of New York, L.P. to Mark B. Fisher. (1)

      10.23 Warrant, dated December 29, 1993, issued by CellularVision of New York, L.P. to Peter Rinfret. (1)

      10.24 Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Alex. Brown Financial Corporation. (1)

      10.25 Warrant, dated October 8, 1993, issued by Vahak S. Hovnanian and Shant S. Hovnanian to Mark B. Fisher. (1)

      10.27 Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P., Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S. Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

      10.29 Agreement to Purchase LMDS License, dated as of July 10, 1998 by and between Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (5)

      10.30 Amendment No. 1 to Agreement to Purchase LMDS License, dated as of October 6, 1998 among Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (6)

      10.31 Amendment No. 2 to Agreement to Purchase LMDS License, dated as of October 20, 1998 among Winstar Communications, Inc., CellularVision USA, Inc. and CellularVision of New York, L.P. (7)

      10.32 Stock Purchase Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (9)

      10.33 Strategic Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (9)

      10.34 Amended and Restated Agreement to Assign LMDS License, dated as of June 13, 1999, between SPEEDUS.COM. Inc., SPEEDUSNY, L.P. and NEXTLINK Communications, Inc. (10)

      21    Subsidiaries of SPEEDUS.COM, Inc. (1)

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

      (5) Incorporated by reference to the Company's Form 8-K filed on July 15, 1998.

      (6) Incorporated by reference to the Company's Form 8-K filed on October 9, 1998.

      (7) Incorporated by reference to the Company's Form 8-K filed on October 22, 1998.

      (8) Incorporated by reference to the Company's Form 10-K filed on March 31, 1999.

      (9) Incorporated by reference to the Company's Form 10-K filed on June 28, 1999.

      (10) Incorporated by reference to the Company's Form 10-K filed on October 26, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SPEEDUS.COM, Inc.:

In our opinion, the accompanying consolidated financial statements and financial statement schedule of SPEEDUS.COM, Inc. (the "Company") listed in Item 14(a) of this Form 10-K, present fairly, in all material respects, the financial position of the Company at December 31, 1999 and December 31, 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

March 30, 2000

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                         -----------------------------
                                                              1999             1998
                                                         ------------     ------------
                           ASSETS
Current assets:
    Cash and cash equivalents                            $ 44,613,101     $ 12,902,085
    Due from affiliates                                        93,112           86,444
    Prepaid expenses and other assets                          50,000           23,348
    Accounts receivable, net of allowance for
      doubtful accounts of $1,019,933 for 1998                  8,064               --
                                                         ------------     ------------

    Total current assets                                   44,764,277       13,011,877

Property and equipment, net of accumulated
  depreciation of $8,092,906 and $5,488,766                10,958,977       12,836,368
Other assets                                                   46,036           67,165
                                                         ------------     ------------
    Total assets                                         $ 55,769,290     $ 25,915,410
                                                         ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $    554,739     $  2,519,345
    Accrued liabilities                                     1,065,236          807,499
    Current portion of notes payable                          210,938          168,750
    Other current liabilities                                 138,937          203,812
                                                         ------------     ------------
    Total current liabilities                               1,969,850        3,699,406

Notes payable                                                      --          168,750
                                                         ------------     ------------

    Total liabilities                                       1,969,850        3,868,156

Commitments and Contingencies                                      --               --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 19,670,959 and 17,131,357
      shares issued and outstanding)                          196,710          171,314
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued
           and outstanding)                                        --               --
    Additional paid-in-capital                             79,875,699       58,794,847
    Accumulated deficit                                   (26,272,969)     (36,918,907)
                                                         ------------     ------------

    Stockholders' equity                                   53,799,440       22,047,254
                                                         ------------     ------------

    Total liabilities and stockholders' equity           $ 55,769,290     $ 25,915,410
                                                         ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended December 31,
                                                ------------------------------------------------
                                                    1999              1998              1997
                                                ------------      ------------      ------------
Revenues                                        $    612,135      $  3,647,671      $  4,943,210
                                                ------------      ------------      ------------

Expenses:
     Selling, general and administrative           5,425,535         9,690,439        13,258,558
     Depreciation and amortization                 2,778,623         6,174,393         3,881,004
     Service costs                                        --         1,479,360         2,314,435
     Bad debts                                            --           730,050           550,290
                                                ------------      ------------      ------------
     Total operating expenses                      8,204,158        18,074,242        20,004,287
                                                ------------      ------------      ------------

Operating loss                                    (7,592,023)      (14,426,571)      (15,061,077)

Equity in loss of associated company                (350,722)               --                --
Other income                                         623,804                --                --
Interest and investment income                     1,300,469           110,719           649,843
Interest expense and financing fees                  (22,590)       (2,475,247)         (851,428)
                                                ------------      ------------      ------------

Loss before gain on assignment of spectrum,
   intellectual property settlement
  and provision for income taxes                  (6,041,062)      (16,791,099)      (15,262,662)

Gain on assignment of spectrum                    19,442,000        28,066,109                --
Intellectual property settlement                  (2,425,000)               --                --
                                                ------------      ------------      ------------

Earnings/(loss) before provision for
  income taxes                                    10,975,938        11,275,010       (15,262,662)

Provision for income taxes                           330,000           302,000
                                                ------------      ------------      ------------

Net earnings/(loss)                             $ 10,645,938      $ 10,973,010      $(15,262,662)
                                                ============      ============      ============


Per share:
Basic earnings (loss) per common share          $       0.58      $       0.59      $      (0.95)
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   18,465,974        16,551,417        16,000,000
                                                ============      ============      ============

Diluted earnings (loss) per common share        $       0.57      $       0.57      $      (0.95)
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   18,680,082        17,612,443        16,000,000
                                                ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SPEEDUS.COM, Inc.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1997, 1998 and 1999

                                                                                                      Total
                                    Common         Preferred      Additional      Accumulated     Shareholders'
                                     Stock           Stock      Paid-in capital      Deficit          Equity
                                 ------------     -----------   ---------------   ------------     ------------
Balance, January 1, 1997         $    160,000     $        --    $ 58,267,533     $(31,475,167)    $ 26,952,366

Net loss                                                                           (15,262,662)     (15,262,662)
                                 ------------     -----------    ------------     ------------     ------------
Balance, December 31, 1997
                                      160,000              --      58,267,533      (46,737,829)      11,689,704

Issuance of common stock                1,100                                                             1,100

Issuance of preferred stock                         3,500,000                                         3,500,000

Conversion of secured note              8,837                         491,163                           500,000

Conversion of preferred stock           1,421         (37,000)         35,579                                --

Dividends on preferred stock               21                             507          (88,728)         (88,200)

Redemption of preferred stock                      (3,463,000)                      (1,065,360)      (4,528,360)

Retirement of common stock                (65)                             65                                --

Net earnings                                                                        10,973,010       10,973,010
                                 ------------     -----------    ------------     ------------     ------------

Balance, December 31, 1998            171,314              --      58,794,847      (36,918,907)      22,047,254

Issuance of common stock               25,396                      20,407,852                        20,433,248

Common stock issuance costs                                          (558,000)                         (558,000)

Stock based compensation                                            1,231,000                         1,231,000

Net earnings                                                                        10,645,938       10,645,938
                                 ------------     -----------    ------------     ------------     ------------

Balance, 31, 1999               $    196,710     $        --    $ 79,875,699     $(26,272,969)    $ 53,799,440
                                 ============     ===========    ============     ============     ============

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
                                                          ----------------------------------------------
                                                              1999             1998             1997
                                                          ------------     ------------     ------------
Cash flows from operating activities:
     Net earnings/(loss)                                  $ 10,645,938     $ 10,973,010     $(15,262,662)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                       2,778,623        6,174,393        3,881,004
         Stock based compensation                              615,000               --               --
         Equity in loss of associated company                  350,722               --               --
         Amortization of placement fees                             --           65,590          115,479
         Provision for doubtful accounts                            --          730,050          550,290
         Gain on assignment of spectrum                    (19,442,000)     (28,066,109)              --
         Noncash increase in notes payable                          --          250,000               --
         Changes in assets and liabilities:
             Due from affiliates                                (6,668)          94,568          578,515
             Prepaid expenses and other                        (26,652)          88,710          143,742
             Accounts receivable                                (8,064)         503,451       (1,253,458)
             Other assets                                       21,129          104,646          (10,829)
             Notes receivable                                       --          171,245          (79,970)
             Accounts payable                               (1,964,606)         646,028          979,456
             Other current liabilities                         (64,875)         201,051         (252,247)
             Accrued liabilities                               257,737       (1,285,649)         530,166
                                                          ------------     ------------     ------------

                 Net cash used in operating activities      (6,843,716)      (9,349,016)     (10,080,514)
                                                          ------------     ------------     ------------

Cash flows from investing activities:
     Net proceeds from assignment of spectrum               19,750,000       31,041,378               --
     Property and equipment additions                         (901,232)      (1,174,898)     (10,261,204)
     Investment in associated company                         (350,722)              --               --
     Intangibles                                                    --               --          (86,106)
                                                          ------------     ------------     ------------

                 Net cash provided by (used in)
                   investing activities                     18,498,046       29,866,480      (10,347,310)
                                                          ------------     ------------     ------------

Cash flows from financing activities:
     Proceeds from exercise of options and warrants            433,248               --               --
     Proceeds from sale of stock                            19,750,000        3,501,100               --
     Proceeds from notes payable                                    --        4,691,147        2,996,695
     Repayment of notes payable                               (126,562)     (11,598,807)      (1,761,200)
     Redemption of preferred stock                                  --       (4,616,560)              --
                                                          ------------     ------------     ------------

                 Net cash (used in) provided by
                   financing activities                     20,056,686       (8,023,120)       1,235,495
                                                          ------------     ------------     ------------

                 Net increase (decrease) in cash
                    and cash equivalents                    31,711,016       12,494,344      (19,192,329)

Cash and cash equivalents, beginning of period              12,902,085          407,741       19,600,070
                                                          ------------     ------------     ------------

Cash and cash equivalents, end of period                  $ 44,613,101     $ 12,902,085     $    407,741
                                                          ============     ============     ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period             $     22,238     $  1,161,379     $    611,900
                                                          ============     ============     ============

     Cash paid for income taxes during the period         $    302,000     $         --     $         --
                                                          ============     ============     ============

Noncash transactions:
     Common stock issued for convertible debt             $         --     $    500,000     $         --
                                                          ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                    SPEEDUS.COM, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      SPEEDUS.COM, Inc. ("SPEEDUS.COM") resulted from the merger of CVUSA Merger Corporation ("CVUSA Merger"), a wholly-owned subsidiary of CellularVision USA, Inc. ("CVUS") formed in December 1998, into CVUS in January 1999 with CVUS as the surviving corporation. At the time of merger, CVUS changed its name to SPEEDUS.COM.

      In February 1999, CellularVision of New York, L.P. ("CVNY"), an indirect wholly-owned subsidiary of SPEEDUS.COM, by amendment to its certificate of limited partnership, changed its name to SPEEDUSNY.COM, L.P. ("SPEEDUSNY"). Unless the context requires otherwise, the term Company includes SPEEDUS.COM, SPEEDUSNY and CVCC, a wholly-owned subsidiary of SPEEDUS.COM and the general partner of SPEEDUSNY.COM..

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

      In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company discontinued its subscription television service. In October 1999, the Company assigned an additional 150 MHz of spectrum.

      The Company is an emerging facilities-based wireless broadband high-speed Internet company. The Company has launched a portal to promote broadband high-speed Internet access on a nationwide basis, is conducting a limited pilot program of its broadband high-speed Internet service in Metro New York and is exploring incubation opportunities in Internet and e-commerce companies.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of SPEEDUS.COM, SPEEDUSNY and CVCC. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company's share of earnings or losses of associated companies, that are 20% to 50% owned, is included in the consolidated operating results using the equity method of accounting. The Company has a 45% equity interest in SPEEDIA, LLC.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of commercial paper.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash equivalents and short-term investments. These instruments are potentially subject to concentrations of credit risk but this risk is limited due to diversification and investments being made in investment grade securities.

Revenue Recognition

      Through the year ended December 31, 1998, the majority of the Company's revenues to date have been derived from subscriber fees, billed one month in advance and recorded as revenue in the period in which the service was provided. Deferred revenue associated with advance billings was recorded as a current liability.

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

      As of December 31, 1999, the Company has a deferred tax asset of approximately $9.1 million and an offsetting valuation allowance of the same amount. As of December 31, 1998 and 1997, the Company recorded a deferred tax asset of approximately $14.2 million and $19.2 million, respectively, primarily related to operating losses and the difference between the book and tax basis of the Company's investment in CVNY. An offsetting valuation allowance of $14.2 million and $19.2 million, respectively, was established as the Company had no ability to carryback its losses and a limited earnings history. For the years ended December 31, 1999 and 1998, the Company has recorded a provision for income tax of $330,000 and $302,000, respectively, relating to Federal and State Alternative Minimum Taxes. This provision was calculated after recognizing a deferred tax benefit of approximately $5,000,000 in each year relating to carryforward losses.

      For the years ended December 31, 1999 and 1998, the difference between the Company's provision for income taxes and income taxes computed at the Federal statutory rate of 35% is primarily due to the deferred income tax benefit recognized in 1999 and 1998.

Debt Placement Fees

      Unamortized debt issuance costs were amortized over the term of the related debt by the effective interest rate method.

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

      The Company's financial instruments at December 31, 1999 and 1998 consist of short-term investments and long-term debt. The carrying value of these financial instruments approximates market value since the investments have short maturities and the interest rate on the long-term debt periodically adjusts based on the prime rate.

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

      For the year ended December 31, 1999, basic and diluted net earnings available for common shareholders was equal to net earnings. The weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amounts of 42,221 and 171,887 for the assumed exercise or conversion of stock options and warrants, respectively, to the weighted average shares outstanding for basic earnings per share for a total of 18,680,082 weighted average shares outstanding for diluted earnings per share.

      For the year ended December 31, 1998, basic net earnings available for common shareholders in the amount of $9,818,922 was determined by subtracting an aggregate of $1,154,088, representing the redemption premium and dividends on the Convertible Preferred Stock, from net earnings of $10,973,010. Diluted net earnings available for common shareholders in the amount of $9,981,093 was determined by subtracting the redemption premium in the amount of $1,065,360 from, and adding interest expense on convertible debt in the amount of $73,443 to, net earnings of $10,973,010. The weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amounts of 1,470, 133,740, 212,578 and 713,238 for the assumed exercise or conversion of stock options, warrants, convertible debt and Convertible Preferred Stock, respectively, to the weighted average shares outstanding for basic earnings per share for a total of 17,612,443 weighted average shares outstanding for diluted earnings per share.

      Stock options and warrants have been excluded from the diluted loss per share for the year ended December 31, 1997 since their effect would be antidilutive.

Advertising Costs

      Advertising costs are amortized and charged to operations over the periods in which the advertising takes place. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was not material.

3. Related Party Transactions

CT&T License Agreement

      In July 1993, SPEEDUSNY entered into a license agreement with CellularVision Technology and Telecommunications, L.P. ("CT&T") for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. CT&T is 80% owned by Shant S. Hovnanian, the Chairman of the Board, President, and Chief Executive Officer of the Company, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former officer and director of the Company, (collectively, the "Founders"). The license agreement granted SPEEDUSNY the right to utilize the licensed LMDS technology. Under the license agreement, CT&T earned a royalty equal to 7.5% of gross revenues on a quarterly basis. The license was to remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028, subject to earlier termination upon the occurrence of certain events. The license fees were $288,000 and $324,000 the years ended December 31, 1998 and 1997, respectively.

      At December 31, 1999 and 1998, the Company had amounts due from CT&T of approximately $93,000 and $86,000, respectively, which represent the Company's allocation of costs to CT&T, reduced by licensing fees. The Company and CT&T had agreed to apply licensing fees in excess of $80,000 in each calendar year otherwise due to CT&T to the outstanding amounts due from CT&T, which will bear interest at the rate of 6% per annum. The Company has paid $80,000 in licensing fees to CT&T for each of the years ended December 31, 1998 and 1997.

      Under the license agreement, CT&T may charge the Company a fee of up to 2.5% of the value of equipment purchased through CT&T, and the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, the Company is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of equipment purchased from CT&T for the years ended December 31, 1999 and 1997 was $563,000 and $1,467,000, respectively. No equipment was purchased from CT&T during 1998.

      In 1997, the Company had outstanding long-term orders with CT&T for the purchase of equipment in the aggregate amount of approximately $3,200,000, net of deposits in the aggregate amount of approximately $600,000. Approximately $1,400,000 of this amount, net of deposits, is represented by set-top converters and head-end equipment which has been delivered to the Company but have experienced performance problems, as a result of which CT&T is presently involved in litigation with the vendor of this equipment. The Company has not accepted billings for this equipment and no amounts are reflected in the accompanying financial statements. As a result of discontinuing the subscription television service, if the Company is ultimately forced to accept and pay for this equipment, the equipment may have little or no value and would be written off. Approximately $1,800,000 of this amount, net of deposits, represents long-term orders which are still outstanding for modems that would be usable by the Company in its high-speed internet access business. The Company is now dealing directly with this vendor.

      See note 9 for additional information on CT&T.

Other Transactions

      (a) Shant S. Hovnanian is the sole stockholder of VisionStar, Inc. ("VisionStar"), a company that holds a license from the FCC, granted in May 1997, to construct, launch and operate a telecommunications satellite operating in the radio frequency range of 28 GHz, which is commonly referred to as the Ka-band, positioned over the continental United States. If VisionStar constructs and launches a satellite and begins providing service, the Company might purchase services from it, and any such transaction might involve a conflict of interest for Mr. Hovnanian.

      According to the FCC order granting the license, VisionStar proposes to offer broadband services covering the nation and in urban areas in conjunction with broadband service operators such as LMDS operators. These broadband services may include high-speed Internet access, high-speed data services, video teleconferencing distance learning and video programming.

      In 1998, the Company received an offer from Mr. Hovnanian to convey to it all of the outstanding shares of VisionStar, together with related patent application rights for reimbursement of his verifiable VisionStar-related out-of-pocket expenses. Through a special committee of the Board of Directors, the Company had been considering Mr. Hovnanian's offer. At a meeting of the Board of Directors in August 1998, the Board voted 2-1 against Mr. Hovnanian's offer, with Mr. Hovnanian voting against the offer as a result of an earlier representation that he would vote in the same manner as Mr. Bossard, who voted against the offer based on his belief that the VisionStar satellite license was already an asset of the Company and that VisionStar and Mr. Hovnanian held the asset in trust for the Company. Thereafter, the Board and Mr. Hovnanian have had additional discussions concerning the acquisition of VisionStar.

      In May 1999, Mr. Bossard changed his previous position on the Company's ownership of VisionStar and commenced a lawsuit in New York State court against Mr. Hovnanian and VisionStar alleging that, among other things, insofar as Mr. Hovnanian procured the Ka-band satellite license for his own company, VisionStar, he breached the partnership agreement among Shant S. Hovnanian, Vahak S. Hovnanian and Mr. Bossard, which Mr. Bossard claims entitles him to a one-third interest arising from a partnership acquisition. In the lawsuit, Mr. Bossard claims that VisionStar represented in its application to the FCC that the Ka-band license would be used in conjunction with CT&T's technology. Mr. Bossard is requesting that the court grant him one-third of the value of VisionStar and its Ka-band license and that the court impose a constructive trust on the shares and assets of VisionStar, including the Ka-band license. The Company is not a party to this lawsuit, either as a plaintiff or a defendant.

      (b) The Founders are parties to an agreement with SPEEDUSNY, pursuant to which they have the nontransferable right to require SPEEDUSNY to make available 60 MHz of continuous spectrum per polarization in the spectrum awarded by the FCC for the purpose of providing certain programming (other than telephony, two-way voice or data communication services) developed by them. The Founders have agreed to terminate this agreement as a result of the CT&T transaction. See
Note 9.

      (c) SPEEDUSNY has had an agreement with the International CellularVision Association ("ICVA") to fund, along with all other members of ICVA, operating expenses of ICVA. SPEEDUSNY funded $15,000, $209,000 and $264,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company had also subleased certain office space for ICVA on a month-to-month basis which is included in the foregoing totals. Congressman Matthew J. Rinaldo, a director of the Company, served as President of ICVA. ICVA was dissolved in 1999.

4. Property and Equipment

      Property and equipment consists of the following:

                                                              December 31,
                                                       -------------------------
                                                           1999          1998
                                                       -----------   -----------
         Transmission and headend equipment            $11,770,012   $11,519,726
         Customer premises equipment                     3,618,008     2,950,976
         Leasehold improvements                          2,259,957     2,298,610
         Office equipment                                  542,967       553,714
         Fiber optics                                      375,000       375,000
         Equipment deposits                                485,939       627,108
                                                       -----------   -----------

                                                        19,051,883    18,325,134
         Less--accumulated depreciation                  8,092,906     5,488,766
                                                       -----------   -----------
                         Property and equipment        $10,958,977   $12,836,368
                                                       ===========   ===========

      Depreciation expense was approximately $2,779,000, $6,104,000 and $3,811,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. Stockholders' Equity

Common Stock

      In July 1999, the Company issued 2,000,000 shares of its Common Stock to NEXTLINK Communications, Inc. for $20,000,000.

Convertible Preferred Stock

      In April 1998, the Company issued 3,500 shares of its Series A Convertible Preferred Stock ("Convertible Preferred Stock") for $3,500,000. Through November 1998, 37 shares of Convertible Preferred Stock had been converted into 144,151 shares of Common Stock. The remaining 3,463 shares of Convertible Preferred Stock with an aggregate stated value of $3,463,000 were redeemed in November 1998, as a result of the spectrum assignment, for an aggregate price of $4,616,560, including accrued dividends of $88,200 and a mandatory redemption premium of $1,065,360.

Stock Options

      The Company's 1995 Stock Incentive Plan, as amended, (the "Plan") provides for the grant of various stock-based incentives, including non-qualified and incentive stock options. The Plan has reserved 1,750,000 shares of Common Stock of the Company, including 500,000 shares that were approved by stockholders at the Company's 1999 annual meeting, for issuance to employees, directors and consultants.

      At December 31, 1996, there were 200,700 options outstanding with a weighted average exercise price of $11.46 per share.

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

      During 1999, a total of 462,516 non-qualified stock options were granted at exercise prices ranging from $3.59 to $5.34 per share, 62,900 options were exercised and 7,250 options expired. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the

540,616 options outstanding at December 31, 1999, 112,979 of which were exercisable, was $4.86 per share. At December 31, 1999, there were 1,046,484 shares available for future grant.

      The Company accounts for the cost of stock-based compensation plans in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Since all options to date have been granted at the market price per share on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the years ended December 31, 1999, 1998 and 1997. If the Company had determined compensation expense based upon the fair value at the date of grant in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been $1,081,000, $70,000 and $398,000 for the years ended December 31, 1999, 1998 and 1997, respectively. On a pro forma basis, for the years ended December 31, 1999, 1998 and 1997: (i) net earnings/(loss) would have been $9,565,000, $10,900,000 and $($15,661,000), respectively; (ii) basic earnings/(loss) per share would have been $.52, $.59 and ($.98), respectively, and (iii) diluted earnings/(loss) per share would have been $.51, $.57 and ($.98), respectively.

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during 1999 included a risk-free interest rate of 5.0%, an expected life of 3.5 years and a volatility factor of 131%.

Warrants

      Warrants to purchase up to 190,862 shares of Common Stock of the Company, issued in 1995, were outstanding at December 31, 1999. Of this amount, an aggregate of up to 113,256 shares were issuable by the Company, and 77,606 shares were issuable by Vahak S. Hovnanian, a director of the Company, from his Common Stock holdings. The warrants issued by the Company have a ten-year term and an exercise price ranging from $12.50 to $15.03 per share.

      During 1998, a total of 302,000 warrants were issued at exercise prices ranging from $.01 to $5 per share. All warrants have five-year terms.

      During 1999, a total of 550,000 warrants were issued at exercise prices ranging from $1 to $4.97 per share and 377,000 warrants were exercised. The warrants have three to five-year terms.

      388,256 of the 588,256 outstanding warrants at December 31, 1999 have registration rights in respect of the shares of Common Stock issuable upon exercise.

      In connection with the issuance of warrants and grants of Common Stock during the year ended December 31, 1999, stock based compensation in the aggregate amount of $1,231,000 for financial advisory and other services (and included in selling, general and administrative expense) ($615,000), common stock issuance costs ($308,000)and gain on assignment of spectrum ($308,000) was recorded.

6. Sale of Spectrum

      a. In October 1999, pursuant to an agreement dated June 13, 1999, as amended, between the Company and NEXTLINK Communications, Inc. ("NEXTLINK"), the Company consummated the assignment of 150 MHz of spectrum to NEXTLINK for $20,000,000 in cash. The transaction was subject to regulatory approval, which was received. From July 1999 to October 1999, pending regulatory approval of the license assignment, NEXTLINK made monthly payments of approximately $172,000 to the Company. In connection with this transaction, the Company incurred closing costs and commissions in the aggregate amount of approximately $308,000.

      b. In November 1998, pursuant to an agreement dated July 10, 1998, as amended, between the Company and WinStar Communications, Inc. ("WinStar"), the Company consummated the assignment of 850 MHz of spectrum to WinStar for $32,500,000 in cash. The transaction was subject to regulatory and shareholder approval, both of which were received. At the time of closing, the Company repaid $3,500,000 which it had borrowed from WinStar in July 1998. The Company had used these loan proceeds to meet outstanding obligations and finance its operations pending the closing. As previously indicated, at the time of closing or shortly thereafter, the Company also repaid the Subordinated Exchange Notes held by Morgan Guaranty for an aggregate amount of $6,569,355, redeemed the Convertible Preferred Stock held by Marshall for an aggregate amount of $4,616,560 and repurchased the Secured Convertible Promissory Note held by Newstart for an aggregate amount of $1,093,339. In connection with this transaction, the Company paid an investment banking fee of $1,050,000 and incurred other closing costs in the aggregate amount of approximately $409,000. The assignment of spectrum required the Company to discontinue its subscription television services. As a result, the Company wrote off property and equipment with a carrying value aggregating approximately $2,975,000, represented by headend equipment, set-top converters and capitalized installation costs, which amount has been included in 'Gain on assignment of spectrum'.

7. Commitments and Contingencies

Noncancellable Leases

      At December 31, 1999, future minimum lease payments due under noncancellable leases are as follows:

2000 ..............................................................   $  436,000
2001 ..............................................................      415,000
2002 ..............................................................      388,000
2003 ..............................................................      330,000
2004 ..............................................................      247,000
                                                                      ----------
             Total ................................................   $1,816,000
                                                                      ==========

      Rent expense was approximately $295,000, $766,000 and $695,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Employment Contracts

      The Company entered into an employment agreement with Shant S. Hovnanian in October 1995. The agreement provides that Mr. Hovnanian will act as President and Chief Executive Officer of the Company and will devote substantially all of his working time and efforts to the Company's affairs. Pursuant to the agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one-year term and provides for an annual salary of $250,000, effective February 7, 1996. Upon the expiration of the initial employment term on February 7, 1997, the agreement provides for automatic extensions on a month-to-month basis, unless terminated by either party upon 30 days advance written notice. Mr. Hovnanian is continuing to serve as Chairman, President and Chief Executive Officer pursuant to the terms of this employment agreement.

8. Legal Proceedings

      (a) At December 31, 1999, the Company was party to an arbitration proceeding with Charles N. Garber, its former Chief Financial Officer, who asserted that his employment agreement was breached by the Company's failure to pay him guaranteed minimum annual performance bonuses and certain other matters. Mr. Garber sought damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. In March 2000, the arbitrator ruled in favor of Mr. Garber but only awarded him $100,000, plus costs, attorney's fees and interest of approximately $92,000. This amount has been accrued at December 31, 1999.

      (b) The Company has been named in 3 lawsuits brought in the normal course of its business in the aggregate amount of approximately $575,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

9. Intellectual Property and Settlement of Litigation

      The Company acquired 20% of CT&T and certain other rights from a U.S. subsidiary of Philips Electronics, N. V. ("Philips"). CT&T is a holder of a portfolio of fundamental broadband wireless patents and licenses. The Company has operated its super high-speed Internet broadband wireless network under a technology license from CT&T.

      The acquisition of Philips' interest in CT&T was part of a settlement of litigation commenced by M/A-COM, a unit of Tyco International Ltd. The Company's portion of the settlement was $2.4 million which has been expensed for the year ended December 31, 1999. The Founders have agreed in principle to contribute their 80% interest in CT&T to the Company as part of the settlement agreement.

10. Subsequent Events

      In February 2000, the Company, through BroadBand Patents, LLC, a new wholly-owned subsidiary, purchased certain intellectual property from GEC Partners, LLP, an unaffiliated third party, pertaining to wireless transmissions including U. S. Patent 5,594,937 titled "System for the transmission and reception of directional radio signals utilizing a gigahertz implosion concept.". The purchase price of $2,000,000 was paid $200,000 in cash and $1,800,000 by the issuance of 332,942 shares of the Company's Common Stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2000.

                                        SPEEDUS.COM, Inc.


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

     Signature                           Title                  Date


s/s Shant S. Hovnanian               Chairman of the Board       March 30, 2000
-----------------------------------  of Directors, President
Shant S. Hovnanian                   Chief Executive Officer
                                     and Financial Officer


s/s Angela M. Vaccaro                Controller and Chief        March 30, 2000
------------------------------       Accounting Officer
Angela M. Vaccaro


s/s Vahak S. Hovnanian               Director                    March 30, 2000
----------------------
Vahak S. Hovnanian


s/s Matthew J. Rinaldo               Director                    March 30, 2000
----------------------
 Matthew J. Rinaldo


s/s Catherine Petrossian             Director                    March 30, 2000
------------------------------
Catherine Petrossian

                                SPEEDUS.COM, Inc.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                        Balance at     Charged to
                                        Beginning      Costs and                   Balance at end
        Description                     of Period      Expenses      Deductions      of Period
        -----------                     ---------      --------      ----------      ---------
1999
  Allowance for doubtful accounts       $1,019,933     $        0     $1,019,933     $        0
                                        ==========     ==========     ==========     ==========

1998
  Allowance for doubtful accounts       $  290,984     $  730,050     $    1,101     $1,019,933
                                        ==========     ==========     ==========     ==========

1997
  Allowance for doubtful accounts       $  124,370     $  550,290     $  383,676     $  290,984
                                        ==========     ==========     ==========     ==========