Form 10-K/A
period 1999-12-31
SPEEDUS COM INC
filed 2000-05-01
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                SPEEDUS.COM, Inc.

      The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 to furnish the item listed below.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                TABLE OF CONTENTS

PART III

      Item 10 Directors and Executive Officers of the Registrant
      Item 11 Executive Compensation
      Item 12 Security Ownership of Certain Beneficial Owners and Management
      Item 13 Certain Relationships and Related Transactions

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 31, 2000.

Name                              Age    Position
------------------------------   ------   -------------------------------

Shant S. Hovnanian...........     40      Chairman of the Board of
                                          Directors, President, Chief
                                          Executive Officer and Chief
                                          Financial Officer
Vahak S. Hovnanian...........     68      Director
Matthew J. Rinaldo...........     68      Director
Catherine Petrossian.........     40      Director
Michael Bacon................     34      Executive Vice President of Operations

      Shant S. Hovnanian has served as our Chairman of the Board of Directors, President and Chief Executive Officer since October 1995 and as Chief Financial Officer since June 1998. He has also served as Chief Executive Officer and a member of the Board of Representatives of SPEEDUSNY since July 1993. Mr. Hovnanian formerly served as Chief Executive Officer of CellularVision Technology & Telecommunications, L.P. ("CT&T") from 1993 to 1995 and continues to serve on its Board of Representatives. From June 1980 until January 1991, Mr. Hovnanian served as Executive Vice President of the V. S. Hovnanian Group (the "Hovnanian Group"), consisting of home building operations, real estate development and utility companies. In 1995, Mr. Hovnanian served as a U.S. Delegate to the World Radio Conference of the International Telecommunications Union in Geneva, Switzerland. Mr. Hovnanian is the son of Mr. Vahak S. Hovnanian.

      Vahak S. Hovnanian has served as a Director since October 1995 and as a member of the Board of Representatives of SPEEDUSNY and CT&T since July 1993. Mr. Hovnanian has served as a principal of Suite 12 and CellularVision Capital Corporation since 1986 and 1988, respectively, and as Chairman of the Board and President of the Hovnanian Group since 1968. Mr. Hovnanian is the father of Mr. Shant S. Hovnanian.

      Matthew J. Rinaldo has served as a Director since February 1996. Congressman Rinaldo was President of International CellularVision Association ("ICVA"), a Local Multipoint Distribution Service ("LMDS") trade association from 1993 until its dissolution in 1999. He served as Chairman of the Advanced Telecommunications Institute of the Stevens Institute of Technology from 1993 to 1996. He was elected to the U.S. House of Representatives in 1973 and re-elected until his retirement in 1993. During his term in the House of Representatives, he was the ranking Republican member of the Telecommunications and Finance Subcommittee of the House Energy and Commerce Committee. Congressman Rinaldo has been the recipient of numerous honors and awards.

      Catherine Petrossian has served as a Director since July 1999. Ms. Petrossian has been a partner at the law firm of Sheridan & Petrossian LLP since 1997 where she concentrates in real estate and civil litigation. From 1993 to 1996, she served as an Assistant District Attorney for the County of Nassau and from 1992 to 1993 worked for a U.S. District Judge in the Southern District of New York. From 1988 to 1992, Ms. Petrossian was in private practice and concentrated in Real Estate and Civil litigation. From 1986 to 1988, Ms. Petrossian was an associate at a Manhattan law firm that concentrated in real estate law. Ms. Petrossian is admitted to practice in the Courts of New York State and the United States District courts for the Southern and Eastern Districts of New York and in the Courts of the State of New Jersey and the United States District Court for the District of New Jersey.

      Michael Bacon has served as Executive Vice President of Operations since June 1999. Prior to joining us, Mr. Bacon was employed by Booz Allen & Hamilton, a leading international management and technology consulting firm, since 1996. From 1994 to 1996, Mr. Bacon was with Deloitte & Touche Consulting. In consulting, he led teams that recommended or implemented the establishment of and improvement in service operations in a variety of industries, including the telecommunications industry.

Mr. Bacon previously worked for three years at International Business Machines in marketing and sales and for two years with General Electric Company where he developed information systems.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal years ended December 31, 1999, 1998 and 1997, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 1999 (the "Named Executive Officers") in all capacities in which they served. See Employment Agreements.

                           Summary Compensation Table

                                             Annual Compensation
                                        -----------------------------
                                                              Other
                                                              Annual     Securities       All Other
                                                              Compen-    Underlying        Compen-
Name and Principal Position    Year     Salary       Bonus    sation     Options(#)         sation
---------------------------    ----     ------       -----    ------     ----------         ------
Shant S. Hovnanian ........    1999    $250,000    $     --    $--        250,000           $     --
Chairman of the Board of       1998     250,000          --     --          5,400                 --
Directors, President, Chief    1997     250,000          --     --             --                 --
Executive Officer and Chief
Financial Officer

Michael Bacon .............    1999    $ 80,208    $ 18,750    $--        100,000           $     --
Executive Vice President       1998          --          --     --             --                 --
                               1997          --          --     --             --                 --

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 1999.

                        Number of    % of Total                                 Potential Realizable
                       Securities      Options                                     Value at Assumed
                       Underlying     Granted to     Exercise                   Annual Rates of Stock
                         Options      Employees       or Base   Expiration     Price Appreciation for
      Name               Granted    in fiscal year     Price        Date             Option Term
      ----               -------    --------------     -----        ----      ------------------------
                                                                                   5%           10%
                                                                              ----------    ----------
Shant S. Hovnanian       250,000        54.1%          $4.84       6/11/09    $  761,000    $1,928,000

Michael Bacon ....       100,000        21.6            3.59        6/1/09       226,000       572,000

      For additional information regarding stock option grants to employees in 1999, see the Company's Annual Report on Form 10-K, "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 1999. None of the Named Executive Officers exercised any options during 1999.

                                                       Number of
                                                       Securities
                                                       Underlying
                             Number of                 Unexercised
                              Shares                     Options         Value of Unexercised
                              Acquired    Value        Exercisable/      In-the-Money Options
      Name                  on Exercise  Realized     Unexercisable    Exercisable/Unexercisable
--------------------------  -----------  --------     -------------    -------------------------
Shant S. Hovnanian........      0          $0          255,400/0            $21,000/0
Michael Bacon.............      0           0         25,000/75,000       30,000/89,000

      For additional information regarding stock option granted in 1999, see the Company's Annual Report on Form 10-K, "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity".

Director Compensation

      Our Directors who are not officers or employees ("Non-Employee Directors") receive an annual fee of $5,000 and $500 per Board meeting and Board committee meeting attended. Upon the consummation of our initial public offering in February 1996, each Non-Employee Director was granted an option to purchase 5,000 shares of Common Stock. Upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options to purchase an additional 1,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

      We have entered into an employment agreement with Mr. Shant S. Hovnanian in October 1995. The agreement provides that Mr. Hovnanian will act as our President and Chief Executive Officer and will devote substantially all of his working time and efforts to our affairs. Under this agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one-year term and provides for an annual salary of $250,000, effective February 7, 1996. Upon the expiration of the initial employment term on February 7, 1997, the agreement provides for automatic extensions on a month-to-month basis, unless terminated by either party upon 30 days advance written notice. Mr. Hovnanian is continuing to serve as Chairman, President and Chief Executive Officer pursuant to the terms of this employment agreement.

      We have entered into an employment agreement effective June 1, 1999 with Mr. Michael Bacon. The agreement provides that Mr. Bacon will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $137,500, subject to periodic review, and bonuses aggregating $37,500 and an increase in annual salary to $175,000 based on the executive's attainment of certain performance goals. Under this agreement, Mr. Bacon was granted 100,000 options to purchase shares of our stock at the market value as of the effective date of the agreement. 25,000 options become exercisable each six months after June 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND
DIRECTORS

      The following table sets forth information as of March 31, 2000 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.



                                                              Common Stock
                                                              Beneficially
                                                                 Owned (1)
                                                          ----------------------
           Beneficial Owner                                 Number       Percent
----------------------------------------                  -----------    -------

Shant S. Hovnanian (2)(3) ........................         3,885,554       19.4%

Vahak S. Hovnanian (4)(5) ........................          2,866,655      14.3

Matthew J. Rinaldo (4) ...........................            31,000         .2

Catherine Petrossian (6) .........................            16,000         .1

Michael Bacon (7) ................................            25,000         .1

NEXTLINK  Communications, Inc. (8) ...............         2,000,000       10.0

All Directors and Executive Officers
   as a group (total 5 persons) ..................         6,824,209       34.1%

      * Less than 1% of the outstanding Common Stock

      (1) Pursuant to the regulations of the Securities and Exchange Commission (the "Commission"), shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

      (2) Includes options to purchase 255,400 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (3) Includes 100,000 shares of Common Stock owned by Mr. Shant S. Hovnanian's minor child, Vahak Willem Hovnanian, for which Mr. Hovnanian, as custodian, has sole voting power.

      (4) Includes options to purchase 25,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2000 Annual Meeting.

      (5) Includes 55,431 and 22,175 shares of Common Stock which Mr. Vahak S. Hovnanian is required to sell upon the exercise of outstanding warrants at a per share exercise price of $13.16 and $11.28, respectively. It also includes 100,000 shares of Common Stock which Mr. Hovnanian donated to The Vahak and Paris Hasmig Foundation, Inc. which Mr. Hovnanian controls, as well as 312,655 shares of Common Stock given to his wife, Paris Hasmig Hovnanian.

      (6) Includes options to purchase 16,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 16,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2000 Annual Meeting.

      (7) Includes options to purchase 25,000 shares of Common Stock pursuant to Mr. Bacon's employment agreement, which are fully vested and exercisable.

      (8) Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use its best efforts to cause a NEXTLINK representative to be elected to the Company's Board. To date, NEXTLINK has not exercised this right.

Stockholders Agreements.

      Bell Atlantic Corporation has the right to appoint one director (the "Bell Atlantic Nominee") to the Board, so long as Bell Atlantic shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis. To date, Bell Atlantic has not exercised this right.

ITEM 13. Certain Relationships and Related Transactions

      CT&T License Agreement. Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, Vahak S. Hovnanian, a Director of the Company, and Bernard B. Bossard, a former Director and officer of the Company, are 80% controlling owners of CT&T. We have operated our super high-speed broadband wireless network under a technology license from CT&T. See Item 1. Business -- 'Intellectual Property' and 'Risk Factors' for additional information on the Founders' agreement in principle to contribute their 80% in CT&T to us.

      Reserved Channel Rights Agreement. The Founders are parties to an agreement with SPEEDUSNY, pursuant to which they have the nontransferable right to require SPEEDUSNY to make available 60 MHz of continuous spectrum per polarization in the spectrum awarded by the Federal Communications Commission ("FCC") for the purpose of providing certain programming (other than telephony, two-way voice or data communication services) developed by them. The Founders have agreed to terminate this agreement as a result of the CT&T transaction.

      VisionStar, Inc. Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, is the sole stockholder of VisionStar, a company that holds a license from the FCC, granted in May 1997, to construct, launch and operate a telecommunications satellite operating in the radio frequency range of 28 GHz, which is commonly referred to as the Ka-band, positioned over the continental United States. If VisionStar constructs and launches a satellite and begins providing service, we might purchase services from it, and any such transaction might involve a conflict of interest for Mr. Hovnanian.

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

      In May 1999, Mr. Bossard changed his previous position on the Company's ownership of VisionStar and commenced a lawsuit in New York State court against Mr. Hovnanian and VisionStar alleging that, among other things, insofar as Mr. Hovnanian procured the Ka-band satellite license for his own company, VisionStar, he breached the partnership agreement among Shant S. Hovnanian, Vahak S. Hovnanian and Mr. Bossard, which Mr. Bossard claims entitles him to a free one-third interest in VisionStar arising from the partnership agreement. In the lawsuit, Mr. Bossard claims that VisionStar represented in its application to the FCC that the Ka-band license would be used in conjunction with CT&T's technology. Mr. Bossard is requesting that the court grant him one-third of the value of VisionStar and its Ka-band license and that the court impose a constructive trust on the shares and assets of VisionStar, including the Ka-band license. We are not a party to this lawsuit, either as a plaintiff or a defendant.

      International CellularVision Association ("ICVA"). SPEEDUSNY has had an agreement with the International CellularVision Association ("ICVA") to fund, along with all other members of ICVA, operating expenses of ICVA. SPEEDUSNY funded $15,000, $209,000 and $264,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company had also subleased certain office space for ICVA on a month-to-month basis which is included in the foregoing totals. Congressman Matthew J. Rinaldo, a director of the Company, served as President of ICVA. ICVA was dissolved in 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on May 1, 2000.

                                        SPEEDUS.COM, Inc.


                                        s/s  Shant S. Hovnanian
                                        ----------------------------------------
                                        Shant S. Hovnanian
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors


                                        s/s  Angela M. Vaccaro
                                        ----------------------------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer