Form 10-Q
period 2000-03-31
SPEEDUS COM INC
filed 2000-05-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                     For the quarterly period ended: March 31, 2000

                                           OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582


                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                    13-3853788
       ------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


           140 58th Street , Suite 7E
               Brooklyn, New York                          11220
           --------------------------                      -----
   (Address of principal executive offices)             (Zip Code)

                                  718-567-4300
                             ----------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                             ----------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of March 31, 2000 was 20,004,838 .

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q


                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations ...............................3-4

Financial Statements

      Consolidated Balance Sheets as of  March 31, 2000 (unaudited)
      and December 31, 1999 ...................................................5

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended March 31, 2000 and 1999...............................6

      Consolidated Statements of Cash Flows (unaudited) for the
      Three Months Ended March 31, 2000 and 1999...............................7

      Notes to Consolidated Financial Statements (unaudited) ..................8

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...................................................9
ITEM 2 -- Changes in Securities ...............................................9
ITEM 3 -- Defaults Upon Senior Securities .....................................9
ITEM 4 -- Submission of Matters to a Vote of Security Holders .................9
ITEM 5 -- Other Information ...................................................9
ITEM 6 -- Exhibits and Reports on Form 8-K ....................................9

Signature Page ...............................................................10

PART I - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1999.

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

Operations

      Our FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying Local Multipoint Distribution Service ("LMDS") technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not expected to occur prior to 2002.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenues increased $20,000 from $15,000 for the three months ended March 31, 1999 to $35,000 for the three months ended March 31, 2000. This reflects the early results of the Company's pilot program to connect its first Internet subscribers.

      Selling, general and administrative expenses increased $98,000 from $1,147,000 for the three months ended March 31, 1999 to $1,245,000 for the three months ended March 31, 2000. This increase is primarily attributable to increases in compensation expense as a result of additions to senior management, including research and development and the Company's Portal, and legal expenses in connection with Intellectual Property activities.

      Equity in loss of associated company amounted to $233,000 for the three months ended March 31, 2000. During 1999, the Company made cash investments for a 45% equity interest in SPEEDIA, LLC which investment is being accounted for under the equity method. No similar item was recorded for the first quarter of 1999 because the Company was just making its initial investments at that time.

      Interest and investment income increased $523,000 from $196,000 for the three months ended March 31, 1999 to $719,000 for the three months ended March 31, 2000 since the Company had more funds available for investment.

      The Company incurred unrealized losses on investments in the amount of $119,000 for the quarter ended March 31, 2000. No such losses were recognized in 1999.

      Other income amounted to $360,000 for the three months ended March 31, 1999. During 1999, the Company negotiated settlements with vendors. For the three months ended March 31, 2000, these settlements were not material.

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

      While the Company believes that it has sufficient liquidity to finance its current level of operations, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                     (unaudited)
                      ASSETS

Current assets:
    Cash and cash equivalents                                       $ 42,008,344    $ 44,613,101
    Marketable securities                                                605,696              --
    Due from affiliates                                                   93,112          93,112
    Prepaid expenses and other                                            50,000          50,000
    Accounts receivable                                                    7,782           8,064
                                                                    ------------    ------------
    Total current assets                                              42,764,934      44,764,277

Property and equipment, net of accumulated
  depreciation of $8,644,147 and $8,092,906                           10,888,562      10,958,977
Intangible assets                                                      2,070,000              --
Other assets                                                              55,405          46,036
                                                                    ------------    ------------
    Total assets                                                    $ 55,778,901    $ 55,769,290
                                                                    ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    454,596    $    554,739
    Accrued liabilities                                                1,149,663       1,065,236
    Current portion of notes payable                                     168,751         210,938
    Other current liabilities                                                 --         138,937
                                                                    ------------    ------------
    Total current liabilities                                          1,773,010       1,969,850

Commitments and Contingencies                                                 --              --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 20,004,838 and 19,670,959
      shares issued and outstanding)                                     200,048         196,710
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued                         --              --
           and outstanding)
    Additional paid-in-capital                                        81,757,294      79,875,699
    Accumulated deficit                                              (27,951,451)    (26,272,969)
                                                                    ------------    ------------
    Stockholders' equity                                              54,005,891      53,799,440
                                                                    ------------    ------------
    Total liabilities and stockholders' equity                      $ 55,778,901    $ 55,769,290
                                                                    ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       2000             1999
                                                  ------------     ------------
Revenues                                          $     35,402     $     15,211
                                                  ------------     ------------

Expenses:
     Selling, general and administrative             1,244,773        1,146,725
     Depreciation and amortization                     833,023          680,699
                                                  ------------     ------------
     Total operating expenses                        2,077,796        1,827,424
                                                  ------------     ------------

Operating loss                                      (2,042,394)      (1,812,213)

Equity in loss of associated company                  (233,314)              --
Interest and investment income                         719,420          196,478
Unrealized losses on investments                      (118,515)              --
Interest expense                                        (3,679)          (7,317)
Other income                                                --          359,969
                                                  ------------     ------------

Net loss                                          $ (1,678,482)    $ (1,263,083)
                                                  ============     ============

Per share:
Basic loss per common share                       $      (0.08)    $      (0.07)
                                                  ============     ============
Weighted average common shares
    outstanding                                     19,788,357       17,147,411
                                                  ============     ============

Diluted loss per common share                     $      (0.08)    $      (0.07)
                                                  ============     ============
Weighted average common shares
    outstanding                                     19,788,357       17,147,411
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                       2000            1999
                                                                  ------------    ------------
Cash flows from operating activities:
    Net loss                                                      $ (1,678,482)   $ (1,263,083)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                                   833,023         680,699
       Stock based compensation                                         83,500              --
       Equity in loss of associated company                            233,314              --
       Changes in assets and liabilities:                                                   --
          Marketable securities                                       (605,696)             --
          Accounts receivable                                              282          (5,350)
          Prepaid expenses and other                                        --         (38,500)
          Accounts payable                                            (100,143)       (935,301)
          Accrued liabilities                                           84,427          60,719
          Other current liabilities                                   (138,937)          6,662
          Due from affiliates                                               --          (6,667)
          Other assets                                                  (9,369)       (100,750)
                                                                  ------------    ------------

             Net cash used in operating activities                  (1,298,081)     (1,601,571)
                                                                  ------------    ------------

Cash flows from investing activities:
    Investment in associated company                                  (233,314)             --
    Intangible assets                                                 (270,000)             --
    Property and equipment additions                                  (762,608)        (35,311)
                                                                  ------------    ------------

             Net cash used in investing activities                  (1,265,922)        (35,311)
                                                                  ------------    ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                              1,433          33,553
    Repayment of notes payable                                         (42,187)        (42,187)
                                                                  ------------    ------------

             Net cash used in provided by  financing activities        (40,754)         (8,634)
                                                                  ------------    ------------

             Net decrease in cash
                and cash equivalents                                (2,604,757)     (1,645,516)

Cash and cash equivalents, beginning of period                      44,613,101      12,902,085
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $ 42,008,344    $ 11,256,569
                                                                  ============    ============

Supplemental Cash Flow Disclosures:
    Cash paid for interest during the period                      $      4,313    $      7,317
                                                                  ============    ============

Non cash transactions:
    Common stock issued for intangible assets                     $  1,800,000    $         --
                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of SPEEDUS.COM, Inc. SPEEDUSNY.COM, L.P. ("SPEEDUSNY"), a limited partnership, and CellularVision Capital Corporation, the general partner of SPEEDUSNY and a wholly-owned subsidiary of SPEEDUS.COM. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      Trading securities are carried at fair market value on the accompanying consolidated balance sheet at March 31, 2000. The difference between their cost and fair market value at March 31, 2000 has been recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2000.

2.   Patents

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

3.   Legal Proceedings

      There have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 8 to the consolidated financial statements included in Item 14 of the Company's report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Since the date of the Company's report on Form 10-K for the year ended December 31, 2000, there have been no material developments with respect to the legal proceedings reported in Item 3 or in Note 8 to the financial statements included in Item 14 of such report.

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

                                         SPEEDUS.COM, Inc.


Date: May 15, 2000                       By:  /s/ Shant S. Hovnanian
                                             -----------------------
                                         Shant S. Hovnanian
                                         Chairman and President


Date: May 15, 2000                       By:  /s/ Angela M. Vaccaro
                                              ---------------------
                                         Angela M. Vaccaro
                                         Controller and Chief Accounting Officer