Form 10-Q
period 2000-06-30
SPEEDUS COM INC
filed 2000-08-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582

                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3853788
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

            140 58th Street, Suite 7E
                Brooklyn, New York                           11220
    ----------------------------------------               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of June 30, 2000 was 20,954,838

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations ...........................   3-5

Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999 ..........................................    6

         Consolidated Statements of Operations (unaudited) for the
         Three and Six Months Ended June 30, 2000 and 1999 ..............    7

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2000 and 1999 ........................    8

         Notes to Consolidated Financial Statements (unaudited) .........   9-10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings .............................................   11
ITEM 2 -- Changes in Securities .........................................   11
ITEM 3 -- Defaults Upon Senior Securities ...............................   11
ITEM 4 -- Submission of Matters to a Vote of Security Holders ...........   11
ITEM 5 -- Other Information .............................................   11
ITEM 6 -- Exhibits and Reports on Form 8-K ..............................   11

Signature Page ..........................................................   12

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

Operations

      We are an emerging facilities-based broadband and wireless super high-speed Internet company. We own and operate our SPEED411sm Portal to promote broadband high-speed Internet access on a nationwide basis. Our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. Our Network Operation Center (NOC) in the Brooklyn Army Terminal contains a data center with a Linux-based Internet gateway transmitter and a teleport facility with satellite down links and fiber optic backbone. We also provide standard direct dial-up and ISDN service, as well as web hosting and e-mail.

      Currently, we are conducting a limited pilot program of our SPEEDsm broadband Super High-Speed Internet service. SPEED is delivered via Internet Broadcast Stations operating under our FCC license covering Metro New York. The Internet broadcast signal is currently not available at all locations in the license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED service on an economically attractive basis.

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

      SPEEDIA.COM, since June 30, 2000 our wholly-owned subsidiary, is a facilities-based Wireless Application Service Provider that provides personalized mobile Internet services to consumers, wireless carriers and enterprise customers.

      The Company's Board of Directors has received a revised offer from Shant
S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, for the contribution of his interest in VisionStar Incorporated ("VisionStar") for no cash consideration.

      VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. VisionStar proposes to offer broadband communication services, such as, high-speed Internet access, high-speed data services, video teleconferencing, distance learning and video programming. Mr. Hovnanian is the sole shareholder of VisionStar.

      Mr. Hovnanian's offer may require FCC approval of the transfer. The FCC requires Ka-band licensees to adhere to a strict timetable for system implementation, including construction and launch and VisionStar will require substantial financing to meet these milestones.

      In May 1999, Mr. Bernard Bossard, another co-founder and former officer and director of the Company, commenced a lawsuit against Mr. Hovnanian and VisionStar alleging that, among other things, Mr. Bossard is entitled to a free one-third interest in VisionStar. Mr. Hovnanian's offer is also subject to court approval with respect to one-third of the shares of VisionStar and indemnification of him for all actions in the past with respect to VisionStar and Mr. Bossard. Mr. Hovnanian's offer also includes the transfer of all of his rights in certain claims he believes he has against Mr. Bossard.

      A Special Committee of the Company's Board of Directors is evaluating Mr. Hovnanian's offer. There can be no assurance that the offer will be accepted or accepted on the terms presently under discussion. There can also be no assurance that the terms of the offer from Mr. Hovnanian will not be revised.

Six and Three Months Ended June 30, 2000 Compared to Six and Three Months Ended June 30, 1999

      Revenues increased $16,000 from $42,000 for the six months ended June 30, 1999 to $58,000 for the six months ended June 30, 2000 and decreased $4,000 from $27,000 for the three months ended June 30, 1999 to $23,000 for the three months ended June 30, 2000. This reflects the early results of the Company's pilot program to connect its first Internet subscribers.

      Selling, general and administrative expenses increased $222,000 from $2,603,000 for the six months ended June 30, 1999 to $2,825,000 for the six months ended June 30, 2000 and increased $124,000 from $1,456,000 for the three months ended June 30, 1999 to $1,580,000 for the three months ended June 30, 2000. This increase is primarily attributable to increases in compensation expense as a result of additions to senior management, including research and development and the Company's Portal, and legal expenses in connection with Intellectual Property matters.

      Depreciation and amortization increased $252,000 from $1,353,000 for the six months ended June 30, 1999 to $1,605,000 for the six months ended June 30, 2000 and increased $100,000 from $672,000 for the three months ended June 30, 1999 to $772,000 for the three months ended June 30, 2000 as a result of additions to property and equipment in connection with the build-out of the Company's portal and amortization of a patent acquired by the Company during the first quarter of 2000.

      Equity in loss increased $375,000 from $195,000 for the six months ended June 30, 1999 to $570,000 for the six months ended June 30, 2000 and increased $141,000 from $195,000 for the three months ended June 30, 1999 to $336,000 for the three months ended June 30, 2000. Through June 30, 2000, the Company accounted for its investment in 45% of the interest in SPEEDIA under the equity method. Subsequent to that date, upon the acquisition of the remaining 55% interest in SPEEDIA, the results of operations of SPEEDIA will be included in the consolidated statements of operations. This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets purchased and the liabilities assumed, at fair value, are included in the consolidated financial statements at June 30, 2000. The excess of the purchase price, valued at approximately $6.7 million (including the value of shares contingently issuable in the event a target stock price is not achieved), over the fair value of the net assets acquired is approximately $7.2 million which has been recorded as goodwill and will be amortized over a period of 3 years.

      Interest and investment income increased $1,161,000 from $324,000 for the six months ended June 30, 1999 to $1,485,000 for the six months ended June 30, 2000 and increased $637,000 from $128,000 for the three months ended June 30, 1999 to $765,000 for the three months ended June 30, 2000 since the Company had more funds available for investment.

      Unrealized gains on investments amounted to $172,000 and $54,000 for the three and six months ended June 30, 2000, respectively. No such gains were recognized in 1999.

      Other income amounted to $60,000 and $420,000 for the three and six months ended June 30, 1999, respectively. During 1999, the Company negotiated settlements with vendors. For the three and six months ended June 30, 2000, these settlements were not material.

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

      While the Company believes that it has sufficient liquidity to finance its current level of operations, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. In addition, if the VisionStar offer is accepted, VisionStar will require substantial financing. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,        December 31,
                                                              2000              1999
                                                          ------------      ------------
                                                          (unaudited)
                       ASSETS
Current assets:
    Cash and cash equivalents                             $ 40,148,804      $ 44,613,101
    Marketable securities                                      601,820                --
    Prepaid expenses and other                                 142,359            50,000
    Due from affiliates                                         93,112            93,112
    Accounts receivable                                          7,734             8,064
                                                          ------------      ------------

    Total current assets                                    40,993,829        44,764,277

Property and equipment, net of accumulated
  depreciation of $8,545,945 and $8,092,906                 10,582,657        10,958,977
Goodwill                                                     7,195,232
Other intangible assets, net of accumulated
  amortization of $49,286 in 2000                            2,320,714                --
Other assets                                                    55,078            46,036
                                                          ------------      ------------
    Total assets                                          $ 61,147,510      $ 55,769,290
                                                          ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $    665,518      $    554,739
    Accrued and other liabilities                            1,309,443         1,204,173
    Current portion of notes payable                            84,376           210,938
                                                          ------------      ------------

    Total current liabilities                                2,059,337         1,969,850

Commitments and Contingencies                                       --                --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 20,954,838 and 19,670,959
      shares issued and outstanding)                           209,548           196,710
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued               --                --
           and outstanding)
    Additional paid-in-capital                              88,560,465        79,875,699
    Accumulated deficit                                    (29,681,840)      (26,272,969)
                                                          ------------      ------------
    Stockholders' equity                                    59,088,173        53,799,440
                                                          ------------      ------------
    Total liabilities and stockholders' equity            $ 61,147,510      $ 55,769,290
                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Three months ended June 30,          Six months ended June 30,
                                       ------------------------------      ------------------------------
                                            2000             1999              2000              1999
                                            ----             ----              ----              ----
Revenues                               $     22,605      $     26,959      $     58,007      $     42,170
                                       ------------      ------------      ------------      ------------

Expenses:
     Selling, general and
         administrative                   1,579,848         1,455,933         2,824,621         2,602,658
     Depreciation and amortization          771,618           672,125         1,604,641         1,352,824
                                       ------------      ------------      ------------      ------------

     Total operating expenses             2,351,466         2,128,058         4,429,262         3,955,482
                                       ------------      ------------      ------------      ------------

Operating loss                           (2,328,861)       (2,101,099)       (4,371,255)       (3,913,312)

Equity in loss of associated
     company                               (336,468)         (195,000)         (569,782)         (195,000)
Interest and investment income              765,305           127,578         1,484,725           324,056
Unrealized gains/(losses) on
     investments                            172,176                --            53,661                --
Interest expense                             (2,541)           (5,785)           (6,220)          (13,102)
Other income                                     --            59,787                --           419,756
                                       ------------      ------------      ------------      ------------
Net loss                               $ (1,730,389)     $ (2,114,519)     $ (3,408,871)     $ (3,377,602)
                                       ============      ============      ============      ============

Per share:
Basic loss per common share            $      (0.09)     $      (0.12)     $      (0.17)     $      (0.19)
                                       ============      ============      ============      ============

Weighted average common shares
    outstanding                          20,015,278        17,510,694        19,901,817        17,330,056
                                       ============      ============      ============      ============

Diluted loss per common share          $      (0.09)     $      (0.12)     $      (0.17)     $      (0.19)
                                       ============      ============      ============      ============

Weighted average common shares
    outstanding                          20,015,278        17,510,694        19,901,817        17,330,056
                                       ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six months ended June 30,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------
Cash flows from operating activities:
     Net loss                                                           $ (3,408,871)     $ (3,377,602)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                     1,604,641         1,352,824
         Stock based compensation                                            167,000           205,000
         Equity in loss of associated company                                569,782                --
         Changes in assets and liabilities:
            Marketable securities                                           (601,820)               --
            Prepaid expenses and other                                       (92,359)          (19,700)
            Due from affiliates                                                   --            (6,667)
            Other assets                                                      (9,042)             (750)
            Accounts receivable                                                  330            (8,859)
            Accounts payable                                                 110,779        (1,193,920)
            Accrued and other liabilities                                    105,270           325,576
                                                                        ------------      ------------

                Net cash (used in) operating activities                   (1,554,290)       (2,724,098)
                                                                        ------------      ------------

Cash flows from investing activities:
     Investment in associated companies                                   (1,035,843)               --
     Intangible assets                                                      (570,000)               --
     Property and equipment additions                                     (1,179,035)         (283,913)
                                                                        ------------      ------------

                Net cash (used in) investing activities                   (2,784,878)         (283,913)
                                                                        ------------      ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                   1,433           429,688
     Repayment of notes payable                                             (126,562)          (42,187)
                                                                        ------------      ------------

                Net cash (used in)/provided by financing activities         (125,129)          387,501
                                                                        ------------      ------------

                Net (decrease) in cash
                   and cash equivalents                                   (4,464,297)       (2,620,510)

Cash and cash equivalents, beginning of period                            44,613,101        12,902,085
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $ 40,148,804      $ 10,281,575
                                                                        ============      ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period                           $     10,266      $      7,317
                                                                        ============      ============

Non-cash transactions:
     Common stock issued for intangible assets                          $  1,800,000      $         --
                                                                        ============      ============
     Common stock issued / contingently issuable for acquisition        $  6,729,171      $         --
                                                                        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of SPEEDUS.COM, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      Trading securities are carried at fair market value on the accompanying consolidated balance sheet at June 30, 2000. The difference between their cost and fair market value at March 31 and June 30, 2000 has been recorded in the accompanying consolidated statements of operations for the three and six months ended June 30, 2000.

2. Related Party Transactions

      The Company's Board of Directors has received a revised offer from Shant
S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, for the contribution of his interest in VisionStar Incorporated ("VisionStar") for no cash consideration.

      VisionStar holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. VisionStar proposes to offer broadband communication services, such as, high-speed Internet access, high-speed data services, video teleconferencing, distance learning and video programming. Mr. Hovnanian is the sole shareholder of VisionStar.

      Mr. Hovnanian's offer may require FCC approval of the transfer. The FCC requires Ka-band licensees to adhere to a strict timetable for system implementation, including construction and launch and VisionStar will require substantial financing to meet these milestones.

      In May 1999, Mr. Bernard Bossard, another co-founder and former officer and director of the Company, commenced a lawsuit against Mr. Hovnanian and VisionStar alleging that, among other things, Mr. Bossard is entitled to a free one-third interest in VisionStar. Mr. Hovnanian's offer is also subject to court approval with respect to one-third of the shares of VisionStar and indemnification of him for all actions in the past with respect to VisionStar and Mr. Bossard. Mr. Hovnanian's offer also includes the transfer of all of his rights in certain claims he believes he has against Mr. Bossard.

      A Special Committee of the Company's Board of Directors is evaluating Mr. Hovnanian's offer. There can be no assurance that the offer will be accepted or accepted on the terms presently under discussion. There can also be no assurance that the terms of the offer from Mr. Hovnanian will not be revised.

3. Acquisition

      On June 30, 2000, the Company purchased the remaining 55% interest in SPEEDIA.COM, a facilities-based Wireless Application Service Provider that provides personalized mobile Internet services to consumers, wireless carriers and enterprise customers, that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to SPEEDIA.COM'S selling shareholders, TIS Worldwide, Inc. and Daniel Doyon (collectively, the "Sellers).

      This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets purchased and the liabilities assumed, at fair value, are included in these consolidated financial statements at June 30, 2000. The results of operations of SPEEDIA will be included in the consolidated statements of operations subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.7 million (including the value of shares contingently issuable in the event the target stock price discussed below is not achieved), over the fair value of the net assets acquired is approximately $7.2 million which has been recorded as goodwill and will be amortized over a period of 3 years.

      The Company has also agreed to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers in the event that 90% of the VisionStar opportunity is not effectively contributed to the Company within 12 months. An aggregate of an additional 183,334 shares will be issued to the Sellers if the Company's share price does not reach $10 per share within approximately twelve months.

      Unaudited pro forma operating results of the Company as though the acquisition of SPEEDIA had occurred on January 1, 1999, with adjustment to give effect to the amortization of goodwill, are as follows:

                                                     Six months ended June 30,
                                                     -------------------------
                                                      2000              1999
                                                      ----              ----

          Revenues                                 $    82,377      $    42,170

          Operating loss                           $(6,641,542)     $(5,324,280)

          Net loss                                 $(5,679,158)     $(4,788,570)

          Basic and diluted net loss per share     $     (0.27)     $     (0.26)

4. Patents

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

5. Legal Proceedings

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

                                         SPEEDUS.COM, Inc.


Date: August 14 , 2000                   By: /s/ Shant S. Hovnanian
                                             -----------------------------------
                                         Shant S. Hovnanian
                                         Chairman and President


Date: August 14, 2000                    By: /s/ Angela M. Vaccaro
                                             -----------------------------------
                                         Angela M. Vaccaro
                                         Controller and Chief Accounting Officer