Form 10-Q
period 2000-09-30
SPEEDUS COM INC
filed 2000-11-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                            Commission file number: 000-27582

                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3853788
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       140 58th Street, Suite 7E
          Brooklyn, New York                                      11220
       -------------------------                                  -----
(Address of principal executive offices)                        (Zip Code)

                                  718-567-4300
                                  ------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of September 30, 2000 was 21,034,838

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial
Condition and Results of Operations .......................................  3-5

Financial Statements

    Consolidated Balance Sheets as of September 30, 2000 (unaudited)
    and December 31, 1999 .................................................    6

    Consolidated Statements of Operations (unaudited) for the
    Three and Nine Months Ended September 30, 2000 and 1999 ...............    7

    Consolidated Statements of Cash Flows (unaudited) for the Nine
    Months Ended September 30, 2000 and 1999 ..............................    8

    Notes to Consolidated Financial Statements (unaudited) ................ 9-10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................   11

ITEM 2 -- Changes in Securities ...........................................   11

ITEM 3 -- Defaults Upon Senior Securities .................................   11

ITEM 4 -- Submission of Matters to a Vote of Security Holders .............   11

ITEM 5 -- Other Information ...............................................   11

ITEM 6 -- Exhibits and Reports on Form 8-K ................................   11

Signature Page ............................................................   12

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

Company Overview

      We are developing and providing wireless data services that enable and enhance the use of Internet-based content on mobile devices. We currently provide free wireless e-mail and Internet content, including directories, financial data, traffic reports, sports, news and entertainment, to consumers. We expect to expand our wireless data services to include corporate intranet applications thereby enabling businesses to communicate efficiently and effectively with their mobile workforce in real time through a wide variety of mobile computing and communications devices. In addition, we maintain a Web site that provides Internet users with information about high-speed Internet access. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      Our wireless data services give customers access to information that is normally available only from a desktop computer connected to a local area network. We currently provide our Speedia service on a promotional basis to over 10,000 users worldwide through our wireless portal that is located at www.speedia.com. The Speedia service provides users of wireless devices and Internet-enabled telephones with access to email and Internet content, including directories, financial data, sports, news and entertainment.

      Our SPEED411(sm) portal, which is located at www.speedus.com and www.speed411.com, promotes high-speed Internet access on a nationwide basis by providing users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. Our goal is to create a comprehensive and up-to-date high-speed Internet providers database for all of the major high-speed Internet providers throughout the United States. Each provider in our directory has the ability to customize and manage its listing in the directory. Currently, 470 providers are listed in the directory, 43 of which participate in our SpeedEmart(sm) Partner Program. Our SpeedEmart(sm) Partner Program enables participating providers to offer their high-speed Internet services to SPEED411(sm) visitors directly through our portal, in which case we are entitled to receive a sales commission from such providers. To date, we have been unsuccessful in collecting any commissions from providers in large part because of installation backlogs on the part of the service providers, although these commissions would still be immaterial.

      Our SPEEDGADGET(sm) software enables users to check their Internet access speed at any time without having a Web browser open. The SPEEDGADGET(sm) software provides a scrolling ticker giving users their Internet access speed and providing information relating to high speed Internet access providers. SPEEDGADGET(sm) includes a promotional insertion capability in the scrolling ticker that can be used for advertising. We have also inserted pop-up applets that are used for advertising. To date, there have been over 80,000 client installations of SPEEDGADGET(sm). We do not currently charge for the SPEEDGADGET(sm) software.

      Through our wholly owned subsidiary, Broadband Patents, LLC, we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. The development and marketing of Broadband's wireless patent portfolio is in its initial stage

      We also own a license for fixed wireless spectrum granted to us by the Federal Communications Commission for local multipoint distribution service ("LMDS") covering the metropolitan New York area. We currently operate a pilot service and may commercialize this system in the future to support high-speed Internet communication services if LMDS equipment becomes commercially available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

      Our FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka-band satellite is launched, an event that is not expected to occur prior to 2002.

Results of Operations

      Our operations have been limited. We have only had an initial launch of our Portal, we are in an early stage of developing and marketing SPEEDIA and we are conducting a limited pilot program for our super high-speed Internet service. Our most recent historical financial information reflects this limited activity and our early growth stage of development. Prospective investors should be aware of the difficulties encountered by enterprises in their early growth stage, like us, especially in view of the highly competitive nature of the telecommunications industry.

Nine and Three Months Ended September 30, 2000 Compared to Nine and Three Months Ended September 30, 1999

      Revenues decreased $474,000 from $552,000 for the nine months ended September 30, 1999 to $78,000 for the nine months ended September 30, 2000 and decreased $490,000 from $510,000 for the three months ended September 30, 1999 to $20,000 for the three months ended September 30, 2000. Revenues for the three and nine months ended September 30, 1999 include $488,000 received from XO Communications, Inc. (formerly NEXTLINK Communications, Inc.) pending FCC approval of an assignment of 150 MHz of the Company's LMDS license to XO. From July 1999 until the license assignment in October 1999, XO made monthly payments of approximately $172,000 to the Company. The balance of revenues for these periods reflect the early results of the Company's pilot program to connect its first Internet subscribers.

      Selling, general and administrative expenses increased $783,000 from $3,931,000 for the nine months ended September 30, 1999 to $4,714,000 for the nine months ended September 30, 2000 and increased $560,000 from $1,329,000 for the three months ended September 30, 1999 to $1,889,000 for the three months ended September 30, 2000. This increase is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, a facilities-based wireless application service provider, which the Company did not already own. This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased as a result of increases in compensation expense as a result of additions to senior management, including research and development and the Company's Portal, and legal expenses in connection with Intellectual Property matters.

      Depreciation and amortization increased $970,000 from $2,057,000 for the nine months ended September 30, 1999 to $3,027,000 for the nine months ended September 30, 2000 and increased $718,000 from $704,000 for the three months ended September 30, 1999 to $1,422,000 for the three months ended September 30, 2000. $600,000 of the increase for each of these periods is a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000 discussed above. This goodwill is being amortized over a period of three years. The balance of the increase in depreciation and amortization for these periods is the result of additions to property and equipment in connection with the build-out of the Company's portal and amortization of a patent acquired by the Company during the first quarter of 2000.

      Equity in loss increased $352,000 from $218,000 for the nine months ended September 30, 1999 to $570,000 for the nine months ended September 30, 2000 and decreased $23,000 from the three months ended September 30, 1999 compared to the three months ended September 30, 2000 when no such charge was incurred. Through June 30, 2000, the Company accounted for its investment in 45% of the interest in Speedia under the equity method. As discussed above, subsequent to that date, upon the acquisition of the remaining 55% interest in Speedia, the results of operations of Speedia are included in the consolidated statements of operations.

      During the three and nine months ended September 30, 2000, the Company recognized an expense of $282,500 from the settlement of litigation. On September 12, 2000, the Company issued 80,000 shares of its Common Stock in connection with the settlement of this litigation. The Company has recorded this settlement in the consolidated statements of operations for the three and nine months ended September 30, 2000 based upon the closing price of its common stock on September 12, 2000.

      Interest and investment income increased $1,595,000 from $669,000 for the nine months ended September 30, 1999 to $2,264,000 for the nine months ended September 30, 2000 and increased $435,000 from $345,000 for the three months ended September 30, 1999 to $780,000 for the three months ended September 30, 2000 since the Company had more funds available for investment.

      Unrealized losses on investments amounted to $292,000 and $238,000 for the three and nine months ended September 30, 2000, respectively. No such losses were incurred in 1999.

      Other income decreased $320,000 from $420,000 for the nine months ended September 30, 1999 to $100,000 for the nine months ended September 30, 2000 and increased $100,000 from the three months ended September 30, 1999 when no such income was recognized compared to the three months ended September 30, 2000. This income is a result of the Company's negotiating settlements with vendors and others.

Liquidity and Capital Resources

      We have recorded operating losses and negative operating cash flows in each reporting period since inception and, at September 30, 2000, had an accumulated deficit of approximately $32.7 million. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial roll-out of our now-discontinued subscription television system, and expenses incurred in connection with the LMDS rulemaking proceeding. We believe that we have sufficient liquidity to finance our current level of operations. However, we do not expect to have a positive operating cash flow until such time as we substantially increase our Internet customer base and/or form a strategic alliance for use of our Internet capabilities in the future.

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,      December 31,
                                                                            2000              1999
                                                                       -------------      ------------
                                                                        (unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                                           $ 39,223,215      $ 44,613,101
    Marketable securities                                                    236,648                --
    Due from broker                                                          559,773                --
    Prepaid expenses and other                                               117,719            50,000
    Due from affiliates                                                       93,112            93,112
    Accounts and other receivables                                            88,801             8,064
                                                                        ------------      ------------
    Total current assets                                                  40,319,268        44,764,277

Property and equipment, net of accumulated
  depreciation of $8,754,572 and $8,092,906                               10,059,617        10,958,977
Goodwill, net of accumulated
  amortization of $599,603 in 2000                                         6,595,629                --
Other intangible assets, net of accumulated
  amortization of $101,250 in 2000                                         2,268,750                --
Other assets                                                                  65,078            46,036
                                                                        ------------      ------------
    Total assets                                                        $ 59,308,342      $ 55,769,290
                                                                        ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $    563,377      $    554,739
    Accrued liabilities                                                    1,233,538         1,065,236
    Securities sold and not repurchased                                      903,876                --
    Current portion of note payable                                           42,188           210,938
    Other current liabilities                                                 99,432           138,937
                                                                        ------------      ------------
    Total current liabilities                                              2,842,411         1,969,850

Commitments and Contingencies                                                     --                --

Stockholders' equity:
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Convertible ($1,000 stated value;
           10,000 shares authorized; no shares issued
           and outstanding)                                                       --                --
    Common stock ($.01 par value; 40,000,000
      shares authorized; 21,034,838 and 19,670,959
      shares issued and outstanding)                                         210,348           196,710
    Additional paid-in-capital                                            88,925,665        79,875,699
    Accumulated deficit                                                  (32,670,082)      (26,272,969)
                                                                        ------------      ------------
    Stockholders' equity                                                  56,465,931        53,799,440
                                                                        ------------      ------------
    Total liabilities and stockholders' equity                          $ 59,308,342      $ 55,769,290
                                                                        ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three months ended September 30,     Nine months ended September 30,
                                      --------------------------------     -------------------------------
                                           2000              1999              2000               1999
                                           ----              ----              ----               ----
Revenues                               $     19,601      $    509,899      $     77,608      $    552,069
                                       ------------      ------------      ------------      ------------

Expenses:
     Selling, general and
         administrative                   1,889,224         1,328,781         4,713,845         3,931,439
     Depreciation and amortization        1,421,937           704,412         3,026,578         2,057,236
                                       ------------      ------------      ------------      ------------

     Total operating expenses             3,311,161         2,033,193         7,740,423         5,988,675
                                       ------------      ------------      ------------      ------------

Operating loss                           (3,291,560)       (1,523,294)       (7,662,815)       (5,436,606)

Equity in loss of associated
     company                                     --           (23,400)         (569,782)         (218,400)
Settlement of litigation                   (282,500)               --          (282,500)               --
Interest and investment income              779,601           344,545         2,264,326           668,601
Unrealized gains/(losses) on
     investments                           (291,910)               --          (238,249)               --
Interest expense                             (1,729)           (5,175)           (7,949)          (18,277)
Other income                                 99,856                --            99,856           419,756
                                       ------------      ------------      ------------      ------------

Net loss                               $ (2,988,242)     $ (1,207,324)     $ (6,397,113)     $ (4,584,926)
                                       ============      ============      ============      ============

Per share:
Basic loss per common share            $      (0.14)     $      (0.06)     $      (0.32)     $      (0.25)
                                       ============      ============      ============      ============

Weighted average common shares
    outstanding                          20,971,360        19,495,785        20,260,934        18,059,899
                                       ============      ============      ============      ============

Diluted loss per common share          $      (0.14)     $      (0.06)     $      (0.32)     $      (0.25)
                                       ============      ============      ============      ============

Weighted average common shares
    outstanding                          20,971,360        19,495,785        20,260,934        18,059,899
                                       ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                             2000              1999
                                                                        -------------     -------------
Cash flows from operating activities:
     Net loss                                                           $ (6,397,113)     $ (4,584,926)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                     3,026,578         2,057,236
         Stock based compensation                                            250,500           410,000
         Equity in loss of associated company                                569,782           218,400
         Settlement of litigation                                            282,500                --
         Changes in assets and liabilities:
            Marketable securities                                           (236,648)               --
            Due from broker                                                 (559,773)               --
            Prepaid expenses and other                                       (67,719)           20,339
            Due from affiliates                                                   --            (6,667)
            Other assets                                                     (19,042)            5,592
            Accounts receivable                                              (80,737)           (7,499)
            Accounts payable                                                   8,638        (1,683,165)
            Accrued liabilities                                              168,302           (23,387)
            Securities sold and not repurchased                              903,876                --
            Other current liabilities                                        (39,505)         (113,609)
                                                                        ------------      ------------
                Net cash (used in) operating activities                   (2,190,361)       (3,707,686)
                                                                        ------------      ------------
Cash flows from investing activities:
     Investment in associated companies                                   (1,035,843)         (218,400)
     Intangible assets                                                      (570,000)               --
     Property and equipment additions                                     (1,426,365)         (699,937)
                                                                        ------------      ------------
                Net cash (used in) investing activities                   (3,032,208)         (918,337)
                                                                        ------------      ------------
Cash flows from financing activities:
     Proceeds from exercise of options and warrants                            1,433           433,248
     Proceeds from sale of stock                                                  --        19,750,000
     Repayment of notes payable                                             (168,750)          (84,375)
                                                                        ------------      ------------
                Net cash (used in)/provided by financing activities         (167,317)       20,098,873
                                                                        ------------      ------------
                Net (decrease)/increase in cash
                   and cash equivalents                                   (5,389,886)       15,472,850
Cash and cash equivalents, beginning of period                            44,613,101        12,902,085
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $ 39,223,215      $ 28,374,935
                                                                        ============      ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period                           $     11,991      $     13,102
                                                                        ============      ============

Non-cash transactions:
     Common stock issued for intangible assets                          $  1,800,000      $         --
                                                                        ============      ============
     Common stock issued/contingently issuable for acquisition          $  6,729,171      $         --
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

      Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      Trading securities are carried at fair market value on the accompanying consolidated balance sheet at September 30, 2000. The difference between their cost and fair market value has been recorded in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2000.

      Comprehensive loss for the three and nine months ended September 30, 2000 is equal to the net loss for those periods.

2. Acquisition

      On June 30, 2000, the Company purchased the remaining 55% interest in Speedia, a facilities-based wireless application service provider that provides personalized mobile Internet services to consumers, wireless carriers and enterprise customers, that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to Speedia's selling shareholders, TIS Worldwide, Inc. and Daniel Doyon (collectively, the "Sellers).

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.7 million (including the value of shares contingently issuable in the event the target stock price discussed below is not achieved), over the fair value of the net assets acquired was approximately $7.2 million which has been recorded as goodwill and is being amortized over a period of 3 years.

      The Company has agreed to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers in the event that 90% of the VisionStar opportunity is not effectively contributed to the Company within 12 months from June 30, 2000. VisionStar Incorporated, a company whose majority shareholder is Shant S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. A Special Committee of the Company's Board of Directors was evaluating Mr. Hovnanian's offer for the contribution of his interest in VisionStar to the Company. On September 22, 2000, the Company announced that discussions on the offer of Mr. Hovnanian have been terminated.

      In addition, an aggregate of an additional 183,334 shares will be issued to the Sellers if the Company's share price does not reach $10 per share within approximately twelve months from June 30, 2000.

      Unaudited pro forma operating results of the Company as though the acquisition of SPEEDIA had occurred on January 1, 1999, with adjustment to give effect to the amortization of goodwill, are as follows:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2000               1999
                                                     ----               ----

Revenues                                         $   101,978        $   552,069

Operating loss                                   $(9,933,102)       $(7,633,471)

Net loss                                         $(8,097,618)       $(6,563,391)

Basic and diluted net loss per share             $     (0.39)       $     (0.35)

3. Patents

      In February 2000, the Company, through BroadBand Patents, LLC, a new wholly-owned subsidiary, purchased certain intellectual property from GEC Partners, LLP, an unaffiliated third party, pertaining to wireless transmissions including U. S. Patent 5,594,937 titled "System for the transmission and reception of directional radio signals utilizing a gigahertz implosion concept". The purchase price of $2,000,000 was paid $200,000 in cash and $1,800,000 by the issuance of 332,942 shares of the Company's Common

Stock. The patent expires in 2014 and is being amortized on a straight-line basis over its remaining life.

4. Legal Proceedings

      (a) The Company had outstanding long-term orders with CellularVision Technology & Telecommunications, L. P. ("CT&T"), formed by Shant S. Hovnanian, the Company's Chairman and Chief Executive Officer, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former director and officer of the Company, for the purchase of equipment in the amount of approximately $1,400,000 represented by set-top converters and head-end equipment. This equipment, used in the Company's now discontinued subscription television service, had been delivered to the Company but experienced performance problems, as a result of which CT&T was involved in litigation with Titan Corporation, the vendor of this equipment. The Company had not accepted billings for this equipment and no amounts had been reflected in the Company's consolidated financial statements. On September 12, 2000, the Company issued 80,000 shares of its Common Stock to Titan in connection with the settlement of this litigation. The Company has recorded this settlement in the consolidated statements of operations for the three and nine months ended September 30, 2000 based upon the closing price of its common stock on September 12, 2000.

      (b) The Company has been named in 2 lawsuits brought in the normal course of its business in the aggregate amount of approximately $275,000, exclusive of expenses. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. In the event adverse judgments are rendered in the same period, the aggregate effect could be material to the Company's financial position and it could have a material effect on operating results in the period in which the matters are resolved.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Note 4 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on July 28, 2000, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

      1. Election of Directors:

Name of Director                 Votes For           Votes Withheld
----------------                 ---------           --------------
Shant S. Hovnanian              15,939,230              157,791
Vahak S. Hovnanian              16,041,467               55,554
Matthew J. Rinaldo              16,050,015               47,006
Catherine Petrossian            16,051,987               45,034

      2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

 Votes For                Votes Against         Abstentions
----------                -------------         -----------
16,062,927                   21,569               12,525

      3. Approval of the Company's 1995 Stock Incentive Plan, as amended to increase the number of shares of Common Stock available for issuance by 500,000 from 1,750,000 to 2,250,000:

 Votes For                Votes Against          Abstentions
----------                -------------          -----------
15,613,396                   469,060               14,565

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            27* Financial Data Schedule

      b.    Current Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on July 14, 2000 and an Amendment to Current Report on Form 8-K/A on July 17, 2000, both for events specified in Item 2 of such reports.

      *     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDUS.COM, Inc.


Date: November 14 , 2000                By: /s/ Shant S. Hovnanian
                                            ------------------------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board and Chief
                                        Executive Officer


Date: November 14 , 2000                By: /s/ Angela M. Vaccaro
                                            ------------------------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer