Form 10-K/A
period 1999-12-31
SPEEDUS COM INC
filed 2001-01-24
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Amendment No. 2
                                    Form 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

        Securities registered pursuant to Section 12(b) of the Act: None
        ----------------------------------------------------------------

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

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

Explanatory note: This second amendment on Form 10-K/A to the Company's Form 10-K for the year ended December 31, 1999 is being filed to combine and restate in its entirety the Form 10-K filed on March 30, 2000 and the Form 10-K/A, Amendment No. 1, filed on May 1, 2000 to provide certain additional disclosures in response to comments received from the Securities and Exchange Commission staff in connection with the Company's registration statement on Form S-3, filed on September 13, 2000.

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

      We have launched a SPEED411(SM) Portal (located at www.speedus.com) to promote broadband high-speed Internet access on a nationwide basis. Recognizing the increasing demand from Internet users for faster access to information, our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users.

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


      For the convenience of users, the portal also provides broadband bulletin boards, Internet and technology news, business news, real-time stock quotes and a real-time stock portfolio, weather, free e-mail and Web to wireless e-mail messaging service and other popular topics, and will allow users to customize their version of the portal. The Company has entered into license agreements with popular content providers such as money.net LLC, a financial community which provides real time stock portfolio tracking features, TUCOWS, Los Angeles Times Syndicate, National Weather Services and WAVO Corporation, which delivers real-time feeds from various well-known content providers. The majority of the contracts with content providers require no payment by us and are cancelable at our option without penalty. In exchange, we redistribute the content from providers on a co-branded basis. We do not believe that any of the terms of any one of these contracts are material.


      Since the recent initial launch of the portal, the most popular pages visited have been the SPEEDCHECK(SM) meter and the SPEED411(SM) directory. Users get an accurate measurement of their Internet access speed and can receive information on all High-Speed Broadband service providers in their geographic area by entering their phone numbers and addresses and get a variety of information on high-speed providers in their area. In addition, SPEEDGADGET(SM), a desktop application which enables users to clock their Internet speed at any time without having a Web browser open, also scrolls such timely broadband features as Internet News and alerts users to broadband specials for DSL, cable modem or wireless broadband.

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


      Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. We believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies.


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



Year 2000

      Although the date is now past January 1, 2000, and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. The costs incurred during 1999 and 1998 to address the Year 2000 issues were approximately $70,000.

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


Government Regulation

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. However, the grant, renewal and administration of spectrum licenses is regulated by the Federal Communications Commission. Our LMDS license expires in February 2006. While the FCC has historically renewed licenses as a matter of course, no license in the LMDS band has yet been up for renewal. A failure by the FCC to renew our license could have a material adverse effect on the Company.

      The wireless network carriers that connect us to our users are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage. We could also be adversely affected by regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers.

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

The agreement in principle to acquire CT&T will present us with some special issues to address

      We have acquired 20% of CT&T and have an agreement in principle for the transfer of the remaining 80% from the Founders.

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

ITEM 3. LEGAL PROCEEDINGS

      (a) At December 31, 1999, we were party to an arbitration proceeding instituted on June 30, 1998 before the American Arbitration Association with Charles N. Garber, our former Chief Financial Officer, who asserted that his employment agreement was breached by our failure to pay him guaranteed minimum annual performance bonuses and certain other matters. Mr. Garber sought damages in an amount estimated to total $488,000, plus his costs and reasonable attorney's fees. In March 2000, the arbitrator ruled in favor of Mr. Garber but only awarded him $100,000, plus costs, attorney's fees and interest of approximately $ 92,000. We have accrued these amounts at December 31, 1999.

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

Legal proceedings terminated during the fourth quarter


      (a) In October 1999, a final judgment was entered in the United States District Court Southern District of New York dismissing the action brought by Akcess Pacific Group, LLC ("Akcess") on November 20, 1998 against the Company, SPEEDUSNY and other defendants in connection with the assignment of spectrum in November 1998 and a convertible preferred stock issue of the Company that was outstanding at that time.

      (b) In December 1999, the Company, Philips Electronics and M/A-COM, a unit of Tyco International Ltd., entered into an settlement agreement pursuant to which the Company paid $2.4 million to M/A-COM in settlement of a proceeding commenced by M/A-COM in August 1998 against the Company and certain other parties in connection with the Company's discontinued subscription television business.

      CT&T, formed by Philips and the Company's co-founders, is the owner of a portfolio of fundamental broadband wireless patents and licenses. The Company operates its super high-speed Internet broadband wireless network under a technology license from CT&T. CT&T was also a party to the proceedings.

      The Company's portion of the settlement was $2.4 million, which was expensed for the year ended December 31, 1999. In addition to taking advantage of what the Company believed to be reasonable and favorable settlement terms, the Company agreed to the settlement as part of its plans to secure an ownership position in CT&T's patent and license portfolio. Philips, as part of its portion of the settlement and in exchange for the Company agreeing to its portion of the settlement, transferred its 20% interest in CT&T to the Company. The co-founders, on behalf of CT&T and as part of its portion of the settlement and in exchange for the Company agreeing to its portion of the settlement, agreed in principle to transfer their 80% interest in CT&T to the Company.


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

                             High Sale         Low Sale             Closing Sale
                             ---------         --------             ------------
1999
----
First Quarter                 $4.500             $0.906                $2.719
Second Quarter                 9.250              2.063                 5.875
Third quarter                  7.875              3.750                 4.125
Fourth quarter                 6.813              3.125                 4.781

1998
----
First Quarter                 $8.250             $3.375                $5.000
Second Quarter                 4.875              0.750                 1.000
Third Quarter                  1.625              0.094                 0.281
Fourth Quarter                 2.156              0.188                 0.906

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

                                                                Year Ended December 31,
                                 ------------------------------------------------------------------------------------
                                     1999              1998              1997             1996               1995
                                 ------------      ------------      ------------      ------------      ------------
                                                         (in thousands, except per share data)
Statement of Operations
Data:
Revenues ...................     $        612      $      3,648      $      4,943      $      2,190      $      1,196
                                 ------------      ------------      ------------      ------------      ------------
Selling, general and
     administrative ........            5,425             9,691            13,259            10,223             5,435
Depreciation and
     amortization ..........            2,779             6,174             3,881             2,258             1,376
Service costs ..............               --             1,479             2,314             1,175               603
Bad debts ..................               --               730               550               351               202
Management fees ............               --                --                --                --             2,699
                                 ------------      ------------      ------------      ------------      ------------
Total operating expenses ...            8,204            18,074            20,004            14,007            10,315
                                 ------------      ------------      ------------      ------------      ------------
Operating loss .............           (7,592)          (14,426)          (15,061)          (11,817)           (9,119)
Equity in loss .............             (351)               --                --                --                --
Other income ...............              624                --                --                --                --
Net interest income
     (expense) .............            1,278            (2,365)             (202)              186            (2,184)
Gain on assignment
     of spectrum ...........           19,442            28,066                --                --                --
Intellectual property
     settlement ............           (2,425)               --                --                --                --
Income taxes ...............             (330)             (302)               --                --                --
                                 ------------      ------------      ------------      ------------      ------------
Net earnings/(loss) ........     $     10,646      $     10,973      $    (15,263)     $    (11,631)     $    (11,303)
                                 ============      ============      ============      ============      ============
Per Common Share
Basic earnings/(loss) ......     $       0.58      $       0.59            ($ .95)           ($ .75)           ($ .91)
Weighted average
     outstanding ...........       18,465,974        16,551,417        16,000,000        15,576,478        12,395,142

Diluted earnings/(loss) ....     $       0.57      $       0.57            ($ .95)           ($ .75)           ($ .91)
Weighted average
     outstanding ...........       18,680,082        17,612,443        16,000,000        15,576,478        12,395,142
                                                                     December 31,
                                 ------------------------------------------------------------------------------------
                                     1999              1998              1997             1996               1995
                                 ------------      ------------      ------------      ------------      ------------
Balance Sheet Data:
Cash and cash
     equivalents ...........     $     44,613      $     12,902      $        408      $     19,600      $      3,536
Working capital
     (deficiency) ..........           42,794             9,312            (7,029)           16,765            (1,647)
Net property and
     equipment .............           10,959            12,836            20,608            14,158             6,322
Total assets ...............           55,769            25,915            23,154            35,924            12,995
Total debt .................              211               338             7,495             6,260            18,871
Total liabilities ..........            1,969             3,868            11,464             8,972            26,314
Total equity (deficit) .....           53,799            22,047            11,690            26,952           (13,319)

Summary of Quarterly Financial Data

                                                               Quarters Ended

1999                            March 31         June 30        September 30      December 31        Year End
Revenues                      $    15,211      $    26,959      $   509,899      $     60,066      $    612,135

Selling, general and
  administrative expenses       1,146,725        1,455,933        1,328,781         1,494,096         5,425,535

Operating loss                 (1,812,213)      (2,101,099)      (1,523,294)       (2,155,417)       (7,592,023)

Gain on assignment
    of spectrum                        --               --               --        19,442,000        19,442,000

Intellectual property
    Settlement                         --               --               --         2,425,000         2,425,000

Net earnings (loss)           $(1,263,083)     $(2,114,519)     $(1,207,324)     $ 15,230,864      $ 10,645,938

Per share  - Basic            $     (0.07)     $     (0.12)     $     (0.06)     $       0.77      $       0.58

           - Diluted          $     (0.07)     $     (0.12)     $     (0.06)     $       0.76      $       0.57

1998                            March 31         June 30        September 30      December 31        Year End
Revenues                      $ 1,423,682      $ 1,363,340      $ 1,169,434      $   (308,785)     $  3,647,671

Selling, general and
  administrative expenses       2,643,281        2,833,481        2,870,916         1,342,761         9,690,439

Operating (loss)               (3,405,661)      (3,435,002)      (4,455,325)       (3,130,583)      (14,426,571)

Gain on assignment
    of spectrum                        --               --               --        28,066,109        28,066,109

Net earnings (loss)           $(3,687,749)     $(3,691,356)     $(5,640,915)     $ 23,993,030      $ 10,973,010

Per share  - Basic            $     (0.23)     $     (0.23)     $     (0.33)     $       1.38      $       0.59

           - Diluted          $     (0.23)     $     (0.23)     $     (0.33)     $       1.36      $       0.57

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


      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar"). In connection with this assignment, we discontinued our subscription television service. As a result, while we were able to repay, repurchase and redeem debt and preferred stock in the aggregate amount of approximately $15.8 million and substantially strengthen our financial position, we eliminated the only source of revenues that we had at the time. We are an emerging growth company with no certainty as to the amount of future cash flows from operations.


      In October 1999, we assigned a 150Mhz portion of our license to NEXTLINK Communications, Inc. ("NEXTLINK"). From July 1999 to October 1999, pending regulatory approval of the license assignment, NEXTLINK made monthly payments of approximately $172,000 to us.


      We have launched a SPEED(SM) Portal to promote broadband high-speed Internet access on a nationwide basis. Our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. The Portal will give us an opportunity to generate revenues from Web site advertising, referral fees and commissions on product sales.

      Currently, we are also conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service and, at December 31, 1999, had approximately 100 subscribers. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot determine when this will occur. In areas where our signal penetrates, we believe that we offer both small business and residential customers the lowest-cost, highest downstream speed Internet access solution available. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions.


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


      While the Company believes that consummation of the spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt and redemption of preferred stock and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations through the 2000 fiscal year, it does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. The amount of future funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 31, 2000.

Name                                Age   Position
----------------------------------  ---   --------------------------------------

Shant S. Hovnanian................   40   Chairman of the Board of Directors,
                                          President, Chief Executive Officer and
                                          Chief Financial Officer
Vahak S. Hovnanian................   68   Director
Matthew J. Rinaldo................   68   Director
Catherine Petrossian..............   40   Director
Michael Bacon.....................   34   Executive Vice President of Operations

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

                           Summary Compensation Table

                                                Annual Compensation
                                         --------------------------------
                                                                   Other
                                                                   Annual  Securities   All Other
                                                                  Compen-  Underlying    Compen-
Name and Principal Position       Year    Salary       Bonus       sation  Options(#)    sation
---------------------------       ----    ------       -----       ------  ----------    ------
Shant S. Hovnanian ........       1999   $250,000     $    --     $   --     250,000     $   --
Chairman of the Board of          1998    250,000          --         --       5,400         --
Directors, President, Chief       1997    250,000          --         --          --         --
Executive Officer
and Chief Financial Officer

Michael Bacon .............       1999   $ 80,208     $18,750     $   --     100,000     $   --
Executive Vice President          1998         --          --         --          --         --
                                  1997         --          --         --          --         --

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 1999.

                            Number of       % of Total                                   Potential Realizable
                           Securities         Options                                      Value at Assumed
                           Underlying       Granted to      Exercise                     Annual Rates of Stock
                             Options         Employees       or Base     Expiration     Price Appreciation for
      Name                   Granted       in fiscal year     Price         Date             Option Term
-----------------------    ----------      --------------  -----------   ----------     ----------------------
                                                                                           5%          10%
                                                                                        --------    ----------
Shant S. Hovnanian......     250,000            54.1%        $ 4.84        6/11/09      $761,000    $1,928,000
Michael Bacon...........     100,000            21.6           3.59        6/01/09       226,000       572,000

      For additional information regarding stock option grants to employees in 1999, see "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 1999. None of the Named Executive Officers exercised any options during 1999.

                                                          Number of
                                                         Securities
                                                         Underlying
                            Number of                    Unexercised
                              Shares                       Options             Value of Unexercised
                             Acquired      Value         Exercisable/          In-the-Money Options
        Name               on Exercise   Realized       Unexercisable        Exercisable/Unexercisable
        ----               -----------   --------    -------------------    -------------------------
Shant S. Hovnanian......        0           $0           255,400/0                  $21,000/0
Michael Bacon...........        0            0         25,000/75,000              30,000/89,000

      For additional information regarding stock option grants to employees in 1999, see "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity."

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

                                                                       Common Stock Beneficially
                                                                              Owned (1)
                                                                       -------------------------
                    Beneficial Owner                                   Number            Percent
                    ----------------                                   ------            -------
Shant S. Hovnanian (2)(3) ..............................              3,885,554           19.4 %
Vahak S. Hovnanian (4)(5) ..............................              2,866,655           14.3
Matthew J. Rinaldo (4) .................................                 31,000             .2
Catherine Petrossian (6) ...............................                 16,000             .1
Michael Bacon (7) ......................................                 25,000              1
NEXTLINK Communications, Inc. (8) ......................              2,000,000           10.0
All Directors and Executive Officers as a group (total 5
    persons) ...........................................              6,824,209           34.1 %

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CT&T License Agreement. Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, Vahak S. Hovnanian, a Director of the Company, and Bernard B. Bossard, a former Director and officer of the Company, are 80% controlling owners of CT&T. We have operated our super high-speed broadband wireless network under a technology license from CT&T. See Item 1. Business - `Intellectual Property' and `Risk Factors' for additional information on the Founders' agreement in principle to contribute their 80% in CT&T to us.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)   Consolidated Financial Statements                                  Page(s)
                                                                         -------

      Report of Independent Accountants .............................      29

      Consolidated Balance Sheets as of December 31, 1999 and
      December 31, 1998 .............................................      30

      Consolidated Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997 ..............................      31

      Consolidated Statements of Changes in Partners' Capital
      and Stockholders' Equity for the years ended December 31, 1999,
      1998 and 1997 .................................................      32

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997 ..............................      33

      Notes to Consolidated Financial Statements ....................      34-41

(2)   Financial Statement Schedule

      Schedule II-- Valuation and Qualifying Accounts................      S-1

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

      24.1    Powers of Attorney (2)

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


PricewaterhouseCoopers LLP


New York, New York


March 30, 2000

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                          ------------------------------
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

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended December 31,
                                                ------------------------------------------------
                                                    1999              1998              1997
                                                ------------      ------------      ------------
Revenues                                        $    612,135      $  3,647,671      $  4,943,210
                                                ------------      ------------      ------------
Expenses:
     Selling, general and administrative           5,425,535         9,690,439        13,258,558
     Depreciation and amortization                 2,778,623         6,174,393         3,881,004
     Service costs                                        --         1,479,360         2,314,435
     Bad debts                                            --           730,050           550,290
                                                ------------      ------------      ------------
     Total operating expenses                      8,204,158        18,074,242        20,004,287
                                                ------------      ------------      ------------

Operating loss                                    (7,592,023)      (14,426,571)      (15,061,077)

Equity in loss of associated company                (350,722)               --                --
Other income                                         623,804                --                --
Interest and investment income                     1,300,469           110,719           649,843
Interest expense and financing fees                  (22,590)       (2,475,247)         (851,428)
                                                ------------      ------------      ------------

Loss before gain on assignment of spectrum,
   intellectual property settlement
  and provision for income taxes                  (6,041,062)      (16,791,099)      (15,262,662)

Gain on assignment of spectrum                    19,442,000        28,066,109                --
Intellectual property settlement                  (2,425,000)               --                --
                                                ------------      ------------      ------------

Earnings/(loss) before provision for
  income taxes                                    10,975,938        11,275,010       (15,262,662)

Provision for income taxes                           330,000           302,000                --
                                                ------------      ------------      ------------

Net earnings/(loss)                             $ 10,645,938      $ 10,973,010      $(15,262,662)
                                                ============      ============      ============

Per share:
Basic earnings (loss) per common share          $       0.58      $       0.59      $      (0.95)
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   18,465,974        16,551,417        16,000,000
                                                ============      ============      ============

Diluted earnings (loss) per common share        $       0.57      $       0.57      $      (0.95)
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   18,680,082        17,612,443        16,000,000
                                                ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1997, 1998 and 1999

                                                                                                              Total
                                        Common          Preferred      Additional       Accumulated       Shareholders'
                                        Stock             Stock      Paid-in capital       Deficit           Equity
                                     ------------      ----------    ---------------    ------------      -------------
Balance, January 1, 1997             $    160,000      $       --     $ 58,267,533      $(31,475,167)     $ 26,952,366

   Net loss                                                                              (15,262,662)      (15,262,662)
                                     ------------      ----------     ------------      ------------      ------------

Balance, December 31, 1997                160,000              --       58,267,533       (46,737,829)       11,689,704

   Issuance of common stock                 1,100                                                                1,100

   Issuance of preferred stock                          3,500,000                                            3,500,000

   Conversion of secured note               8,837                          491,163                             500,000

   Conversion of preferred stock            1,421         (37,000)          35,579                                  --

   Dividends on preferred stock                21                              507           (88,728)          (88,200)

   Redemption of preferred stock                       (3,463,000)                        (1,065,360)       (4,528,360)

   Retirement of common stock                 (65)                              65                                  --

   Net earnings                                                                           10,973,010        10,973,010
                                     ------------      ----------     ------------      ------------      ------------

Balance, December 31, 1998                171,314              --       58,794,847       (36,918,907)       22,047,254

   Issuance of common stock                25,396                       20,407,852                          20,433,248

   Common stock issuance costs                                            (558,000)                           (558,000)

   Stock based compensation                                              1,231,000                           1,231,000

   Net earnings                                                                           10,645,938        10,645,938
                                     ------------      ----------     ------------      ------------      ------------

Balance, December 31, 1999           $    196,710      $       --     $ 79,875,699      $(26,272,969)     $ 53,799,440
                                     ============      ==========     ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                               ------------------------------------------------
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
                                                               ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements

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


      For the years ended December 31, 1999 and 1998, the provision for taxes was comprised of $235,000 and $302,000, respectively, for federal taxes and $95,000 and $124,000 (the latter included in selling, general and administrative expenses), respectively, for state taxes.

      A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

                                                           1999      1998
                                                           ----      ----
      Statutory rate                                        34%       34%
      Permanent difference - stock based compensation        2%       --
      State income taxes, net of federal benefit             1%       --
      Change in valuation allowance                        (34%)     (31%)
                                                           ---       ---

      Effective rate                                         3%        3%
                                                           ===       ===

      At December 31, 1999, the Company had net operating loss carryforwards of approximately $16 million. If not utilized, the net operating loss carryforwards will expire in various amounts through 2012.




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

4. Property and Equipment

      Property and equipment consists of the following:

                                                             December 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
      Transmission and headend equipment .......     $11,770,012     $11,519,726
      Customer premises equipment ..............       3,618,008       2,950,976
      Leasehold improvements ...................       2,259,957       2,298,610
      Office equipment .........................         542,967         553,714
      Fiber optics .............................         375,000         375,000
      Equipment deposits .......................         485,939         627,108
                                                     -----------     -----------
                                                      19,051,883      18,325,134
      Less--accumulated depreciation ...........       8,092,906       5,488,766
                                                     -----------     -----------
                      Property and equipment ...     $10,958,977     $12,836,368
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

      In connection with the issuance of warrants and grants of Common Stock during the year ended December 31, 1999, stock based compensation in the aggregate amount of $1,231,000 for financial advisory and other services (and included in selling, general and administrative expenses) ($615,000), common stock issuance costs ($308,000) and gain on assignment of spectrum ($308,000) was recorded.

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

7. Commitments and Contingencies

Noncancellable Leases

      At December 31, 1999, future minimum lease payments due under noncancellable leases are as follows:

            2000..............................        $436,000
            2001..............................         415,000
            2002..............................         388,000
            2003..............................         330,000
            2004..............................         247,000
                                                    ----------
                         Total................      $1,816,000
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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on January 24, 2001.

                                       SPEEDUS.COM, Inc.


                                       s/s Shant S. Hovnanian
                                       ----------------------
                                       Shant S. Hovnanian
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                               Title                             Date
       ---------                               -----                             ----
s/s  Shant S. Hovnanian          Chairman of the Board of Directors,         January 24, 2001
-------------------------        President and Chief Executive and
Shant S. Hovnanian               Financial Officer



*                                Controller and Chief Accounting Officer     January 24, 2001
-------------------------
Angela M. Vaccaro


*                                Director                                    January 24, 2001
-------------------------
Vahak S. Hovnanian


*                                Director                                    January 24, 2001
-------------------------
William F. Leimkuhler


*                                Director                                    January 24, 2001
-------------------------
Jeffrey Najarian

* By: s/s Shant S. Hovnanian
  --------------------------
  Attorney-in-Fact

                                SPEEDUS.COM, Inc.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                             Balance at     Charged to
                                             Beginning      Costs and                   Balance at end
             Description                     of Period       Expenses      Deductions     of Period
             -----------                     ---------       --------      ----------     ---------
1999
  Allowance for doubtful accounts ......     $1,019,933     $        0     $1,019,933     $        0
                                             ==========     ==========     ==========     ==========

1998
  Allowance for doubtful accounts ......     $  290,984     $  730,050     $    1,101     $1,019,933
                                             ==========     ==========     ==========     ==========

1997
  Allowance for doubtful accounts ......     $  124,370     $  550,290     $  383,676     $  290,984
                                             ==========     ==========     ==========     ==========