Form 10-K/A
period 1999-12-31
SPEEDUS COM INC
filed 2001-01-26
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A
                                 Amendment No. 3


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

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

Explanatory note: This third amendment on Form 10-K/A to the Company's Form 10-K for the year ended December 31, 1999 is being filed to combine and restate in its entirety the Form 10-K/A, Amendment No. 2, filed on January 24, 2001 to provide certain additional disclosures in response to comments received from the Securities and Exchange Commission staff in connection with the Company's registration statement on Form S-3/A, filed on December 21, 2000.


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


      Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. We believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies. We have not currently licensed this technology to anyone. Many attempts to pursue licensing of technology or patent infringement actions result in protracted and expensive litigation with no results. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying techology.


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


      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar") as an alternative source of financing that was needed at the time. In connection with this assignment, we discontinued our subscription television service because we no longer had sufficient spectrum to deliver those services. In October 1999, we assigned a 150Mhz portion of our license to NEXTLINK Communications, Inc. ("NEXTLINK").


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

                                                         Year Ended December 31,
                                -----------------------------------------------------------------------
                                    1999          1998           1997           1996            1995
                                -----------    -----------    -----------    -----------    -----------
                                                 (in thousands, except per share data)
Statement of Operations
Data:
Revenues ....................   $       612    $     3,648    $     4,943    $     2,190    $     1,196
                                -----------    -----------    -----------    -----------    -----------
Selling, general and
   administrative ...........         5,425          9,691         13,259         10,223          5,435
Depreciation and
   amortization .............         2,779          6,174          3,881          2,258          1,376
Service costs ...............            --          1,479          2,314          1,175            603
Bad debts ...................            --            730            550            351            202
Management fees .............            --             --             --             --          2,699
                                -----------    -----------    -----------    -----------    -----------
Total operating expenses              8,204         18,074         20,004         14,007         10,315
                                -----------    -----------    -----------    -----------    -----------
Operating loss ..............        (7,592)       (14,426)       (15,061)       (11,817)        (9,119)
Equity in loss ..............          (351)            --             --             --             --
Other income ................           624             --             --             --             --
Net interest income
   (expense) ................         1,278         (2,365)          (202)           186         (2,184)
Gain on assignment
   of spectrum ..............        19,442         28,066             --             --             --
Intellectual property
   settlement ...............        (2,425)            --             --             --             --
Income taxes ................          (330)          (302)            --             --             --
                                -----------    -----------    -----------    -----------    -----------
Net earnings/(loss) .........   $    10,646    $    10,973    $   (15,263)   $   (11,631)   $   (11,303)
                                ===========    ===========    ===========    ===========    ===========
Per Common Share
Basic earnings/(loss) .......         $0.58          $0.59          ($.95)         ($.75)         ($.91)
Weighted average
   outstanding ..............    18,465,974     16,551,417     16,000,000     15,576,478     12,395,142

Diluted earnings/(loss) .....         $0.57          $0.57          ($.95)         ($.75)         ($.91)
Weighted average
   outstanding ..............    18,680,082     17,612,443     16,000,000     15,576,478     12,395,142

                                                             December 31,
                                -----------------------------------------------------------------------
                                    1999          1998           1997           1996            1995
                                -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:
Cash and cash
   equivalents ..............   $    44,613    $    12,902    $       408    $    19,600    $     3,536
Working capital
   (deficiency) .............        42,794          9,312         (7,029)        16,765         (1,647)
Net property and
   equipment ................        10,959         12,836         20,608         14,158          6,322
Total assets ................        55,769         25,915         23,154         35,924         12,995
Total debt ..................           211            338          7,495          6,260         18,871
Total liabilities ...........         1,969          3,868         11,464          8,972         26,314
Total equity (deficit) ......        53,799         22,047         11,690         26,952        (13,319)

Summary of Quarterly Financial Data

                                                          Quarters Ended

1999                            March 31         June 30    September 30     December 31        Year End
Revenues                         $15,211         $26,959        $509,899         $60,066        $612,135

Selling, general and
  administrative expenses      1,146,725       1,455,933       1,328,781       1,494,096       5,425,535

Operating loss                (1,812,213)     (2,101,099)     (1,523,294)     (2,155,417)     (7,592,023)

Gain on assignment
    of spectrum                       --              --              --      19,442,000      19,442,000

Intellectual property
    Settlement                        --              --              --       2,425,000       2,425,000

Net earnings (loss)          $(1,263,083)    $(2,114,519)    $(1,207,324)    $15,230,864     $10,645,938

Per share - Basic                 $(0.07)         $(0.12)         $(0.06)          $0.77           $0.58

- Diluted                         $(0.07)         $(0.12)         $(0.06)          $0.76           $0.57

1998                            March 31         June 30    September 30     December 31        Year End
Revenues                      $1,423,682      $1,363,340      $1,169,434       $(308,785)     $3,647,671

Selling, general and
  administrative expenses      2,643,281       2,833,481       2,870,916       1,342,761       9,690,439

Operating (loss)              (3,405,661)     (3,435,002)     (4,455,325)     (3,130,583)    (14,426,571)

Gain on assignment
    of spectrum                       --              --              --      28,066,109      28,066,109

Net earnings (loss)          $(3,687,749)    $(3,691,356)    $(5,640,915)    $23,993,030     $10,973,010

Per share - Basic                 $(0.23)         $(0.23)         $(0.33)          $1.38           $0.59

- Diluted                         $(0.23)         $(0.23)         $(0.33)          $1.36           $0.57

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


      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar") as an alternative source of financing that was needed at the time. In connection with this assignment, we discontinued our subscription television service because we no longer had sufficient spectrum to deliver those services. As a result, while we were able to repay, repurchase and redeem debt (approximately $11.2 million) and preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and substantially strengthen our financial position, we eliminated the only source of revenues that we had at the time. We are an emerging growth company with no certainty as to the amount of future cash flows from operations.


      In October 1999, we assigned a 150Mhz portion of our license to NEXTLINK Communications, Inc. ("NEXTLINK"). From July 1999 to October 1999, pending regulatory approval of the license assignment, NEXTLINK made monthly payments of approximately $172,000 to us.


      We have launched a SPEED(SM) Portal to promote broadband high-speed Internet access on a nationwide basis. Our portal is designed to provide users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. The Portal will give us an opportunity to generate revenues from Web site advertising, referral fees and commissions on product sales. Revenues to date from these sources have not been material.

      Currently, we are also conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service and, at December 31, 1999, had approximately 100 subscribers. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot determine when this will occur. In areas where our signal penetrates, we believe that we offer both small business and residential customers the lowest-cost, highest downstream speed Internet access solution available. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.


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


      The Company believes that consummation of the spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations through the 2000 fiscal year. However, the Company does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 31, 2000.

Name                                Age     Position
---------------------------------  ------  -------------------------------------
Shant S. Hovnanian...............    40     Chairman of the Board of Directors,
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
Vahak S. Hovnanian...............    68     Director
Matthew J. Rinaldo...............    68     Director
Catherine Petrossian.............    40     Director
Michael Bacon....................    34     Executive Vice President of
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

                           Summary Compensation Table

                                          Annual Compensation
                                     -----------------------------
                                                           Other
                                                           Annual   Securities    All Other
                                                           Compen-  Underlying     Compen-
Name and Principal Position  Year     Salary      Bonus    sation   Options(#)     sation
---------------------------  ----     ------      -----    ------   ----------     ------
Shant S. Hovnanian.......    1999    $250,000    $   --    $   --    250,000      $  --
Chairman of the Board of     1998     250,000        --        --      5,400         --
Directors, President,        1997     250,000        --        --         --         --
Chief Executive Officer
and Chief Financial
Officer

Michael Bacon............    1999    $80,208     $18,750   $    --   100,000       $   --
Executive Vice President     1998         --          --        --        --           --
                             1997         --          --        --        --           --

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 1999.

                                  % of Total
                      Number of     Options                            Potential Realizable
                      Securities  Granted to                             Value at Assumed
                      Underlying   Employees   Exercise               Annual Rates of Stock
                      Options      in fiscal   or Base   Expiration  Price Appreciation for
        Name           Granted       year        Price      Date          Option Term
-------------------  -----------  ----------   --------  ----------  -----------------------
                                                                         5%        10%
                                                                     --------  -----------
Shant S. Hovnanian.    250,000         54.1%   $ 4.84     6/11/09    $761,000  $1,928,000

Michael Bacon......    100,000         21.6      3.59     6/01/09     226,000     572,000

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

                                                 Number of
                                                 Securities
                       Number of                 Underlying
                        Shares                  Unexercised
                       Acquired                   Options         Value of Unexercised
                          on        Value       Exercisable/      In-the-Money Options
        Name           Exercise    Realized     Unexercisable    Exercisable/Unexercisable
--------------------  ----------   --------     -------------    -------------------------
Shant S. Hovnanian..      0           $0          255,400/0             $21,000/0
Michael Bacon.......      0            0        25,000/75,000         30,000/89,000

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

                                                         Common Stock
                                                         Beneficially
                                                           Owned (1)
                                                ------------------------------
               Beneficial Owner                   Number           Percent
-------------------------------------------     -------------  ---------------

Shant S. Hovnanian (2)(3).................        3,885,554          19.4%
Vahak S. Hovnanian (4)(5).................        2,866,655          14.3
Matthew J. Rinaldo (4)....................           31,000            .2
Catherine Petrossian (6)..................           16,000            .1
Michael Bacon (7) ........................           25,000            .1
NEXTLINK Communications, Inc. (8).........        2,000,000          10.0

All Directors and Executive Officers as a
  group (total 5 persons)................         6,824,209          34.1%

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1) Consolidated Financial Statements                                    Page(s)
                                                                         -------

    Report of Independent Accountants.....................................    29

    Consolidated Balance Sheets as of December 31, 1999 and December 31,
    1998..................................................................    30

    Consolidated Statements of Operations for the years ended December 31,
    1999, 1998 and 1997...................................................    31

    Consolidated Statements of Changes in Partners' Capital and
    Stockholders' Equity for the years ended December 31, 1999, 1998 and
    1997..................................................................    32

    Consolidated Statements of Cash Flows for the years ended December 31,
    1999, 1998 and 1997...................................................    33

    Notes to Consolidated Financial Statements............................ 34-41

(2) Financial Statement Schedule

    Schedule II-- Valuation and Qualifying Accounts.......................   S-1

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


      24.1  Powers of Attorney (11)


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

      (7) Incorporated by reference to the Company's Form 8-K filed on October 22, 1998.

      (8) Incorporated by reference to the Company's Form 10-K filed on March 31, 1999.

      (9) Incorporated by reference to the Company's Form 10-K filed on June 28, 1999.

      (10) Incorporated by reference to the Company's Form 10-K filed on October 26, 1999.


      (11) Incorporated by reference to Amendment No. 2 to the Company's Form 10-K filed on January 24, 2001.

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

New York, New York

March 30, 2000

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                        ----------------------------
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

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the years ended December 31,
                                              --------------------------------------------
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

                                SPEEDUS.COM, Inc.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1997, 1998 and 1999

                                                                                                      Total
                                    Common        Preferred    Additional       Accumulated        Shareholders'
                                     Stock          Stock     Paid-in capital     Deficit             Equity
                                  ------------    ----------   ------------    --------------      ------------
Balance, January 1, 1997          $    160,000    $       --   $ 58,267,533    $  (31,475,167)     $ 26,952,366

  Net loss                                                                        (15,262,662)      (15,262,662)
                                  ------------    ----------   ------------    --------------      ------------

Balance, December 31, 1997             160,000            --     58,267,533       (46,737,829)       11,689,704

  Issuance of common stock               1,100                                                            1,100

  Issuance of preferred stock                      3,500,000                                          3,500,000

  Conversion of secured note             8,837                      491,163                             500,000

  Conversion of preferred stock          1,421       (37,000)        35,579                                  --

  Dividends on preferred stock              21                          507           (88,728)          (88,200)

  Redemption of preferred stock                   (3,463,000)                      (1,065,360)       (4,528,360)

  Retirement of common stock               (65)                          65                                  --

  Net earnings                                                                     10,973,010        10,973,010
                                  ------------    ----------   ------------    --------------      ------------

Balance, December 31, 1998             171,314            --     58,794,847       (36,918,907)       22,047,254

  Issuance of common stock              25,396                   20,407,852                          20,433,248

  Common stock issuance costs                                      (558,000)                           (558,000)

  Stock based compensation                                        1,231,000                           1,231,000

  Net earnings                                                                     10,645,938        10,645,938
                                  ------------    ----------   ------------    --------------      ------------

Balance, December 31, 1999        $    196,710    $       --   $ 79,875,699    $  (26,272,969)     $ 53,799,440
                                  ============    ==========   ============    ==============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the years ended December 31,
                                                      --------------------------------------------
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

4. Property and Equipment

      Property and equipment consists of the following:

                                                             December 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------    -----------
        Transmission and headend equipment .........  $11,770,012    $11,519,726
        Customer premises equipment ................    3,618,008      2,950,976
        Leasehold improvements .....................    2,259,957      2,298,610
        Office equipment ...........................      542,967        553,714
        Fiber optics ...............................      375,000        375,000
        Equipment deposits .........................      485,939        627,108
                                                      -----------    -----------
                                                       19,051,883     18,325,134
        Less--accumulated depreciation .............    8,092,906      5,488,766
                                                      -----------    -----------
                        Property and equipment .....  $10,958,977    $12,836,368
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

      In connection with the issuance of warrants and grants of Common Stock during the year ended December 31, 1999, stock based compensation in the aggregate amount of $1,231,000 for financial advisory and other services (and included in selling, general and administrative expenses) ($615,000), common stock issuance costs ($308,000)and gain on assignment of spectrum ($308,000) was recorded.

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

7. Commitments and Contingencies

Noncancellable Leases

      At December 31, 1999, future minimum lease payments due under noncancellable leases are as follows:

      2000 .............................................    $436,000
      2001 .............................................     415,000
      2002 .............................................     388,000
      2003 .............................................     330,000
      2004 .............................................     247,000
                                                          ----------
            Total ......................................  $1,816,000
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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on January 26, 2001.


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


      Signature                                  Title                               Date
      ---------                                  -----                               ----
s/s Shant S. Hovnanian              Chairman of the Board of Directors,         January 26, 2001
------------------------------      President and Chief Executive and
Shant S. Hovnanian                  Financial Officer


    *                               Controller and Chief Accounting Officer     January 26, 2001
-----------------------------
Angela M. Vaccaro

       *                            Director                                    January 26, 2001
-----------------------------
Vahak S. Hovnanian


    *                               Director                                    January 26, 2001
-----------------------------
 William F. Leimkuhler


       *                            Director                                    January 26, 2001
-----------------------------
Jeffrey Najarian


* By: s/s Shant S. Hovnanian
-----------------------------
     Attorney-in-fact

                                SPEEDUS.COM, Inc.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                                  Balance at   Charged to                Balance at
                                                  Beginning     Costs and                   end
           Description                            of Period     Expenses    Deductions   of Period
           -----------                            ---------     ---------   ----------   ---------
1999
  Allowance for doubtful accounts ............... $1,019,933   $        0   $1,019,933   $        0
                                                  ==========   ==========   ==========   ==========

1998
  Allowance for doubtful accounts ............... $  290,984   $  730,050   $    1,101   $1,019,933
                                                  ==========   ==========   ==========   ==========

1997
  Allowance for doubtful accounts ............... $  124,370   $  550,290   $  383,676   $  290,984
                                                  ==========   ==========   ==========   ==========