Form 10-Q/A
period 2000-09-30
SPEEDUS COM INC
filed 2001-01-26
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of September 30, 2000 was 21,034,838

Explanatory note: This first amendment on Form 10-Q/A to the Company's Form 10-Q for the quarter ended September 30, 2000 is being filed to restate in its entirety the Form 10-Q filed on November 14, 2000 to provide certain additional disclosures in response to comments received from the Securities and Exchange Commission staff in connection with the Company's registration statement on Form S-3/A, filed on December 21, 2000.

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................  3-5

Financial Statements

     Consolidated Balance Sheets as of September 30, 2000 (unaudited)
     and December 31, 1999 .............................................    6

     Consolidated Statements of Operations (unaudited) for the
     Three and Nine Months Ended September 30, 2000 and 1999 ...........    7

     Consolidated Statements of Cash Flows (unaudited) for the Nine
     Months Ended September 30, 2000 and 1999 ..........................    8

     Notes to Consolidated Financial Statements (unaudited) ............ 9-10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ............................................   11

ITEM 2 -- Changes in Securities ........................................   11

ITEM 3 -- Defaults Upon Senior Securities ..............................   11

ITEM 4 -- Submission of Matters to a Vote of Security Holders ..........   11

ITEM 5 -- Other Information ............................................   11

ITEM 6 -- Exhibits and Reports on Form 8-K .............................   11

Signature Page .........................................................   12

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

Company Overview


      We are developing and providing wireless data services that enable and enhance the use of Internet-based content on mobile devices. We currently provide on a promotional basis wireless e-mail and Internet content, including directories, financial data, traffic reports, sports, news and entertainment, to consumers. We expect to expand our wireless data services to include corporate intranet applications thereby enabling businesses to communicate efficiently and effectively with their mobile workforce in real time through a wide variety of mobile computing and communications devices. In addition, we maintain a Web site that provides Internet users with information about high-speed Internet access. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.


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

      Through our wholly owned subsidiary, Broadband Patents, LLC, we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. The development and marketing of Broadband's wireless patent portfolio is in its initial stage

      We also own a license for fixed wireless spectrum granted to us by the Federal Communications Commission for local multipoint distribution service ("LMDS") covering the metropolitan New York area. We currently operate a pilot service and may commercialize this system in the future to support high-speed Internet communication services if LMDS equipment becomes commercially available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis. We cannot determine when this will occur. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.


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


      In December 1999, the Company, Philips Electronics and M/A-COM, a unit of Tyco International Ltd., entered into a settlement agreement pursuant to which the Company paid $2.4 million to M/A-COM in settlement of a proceeding commenced by M/A-COM in August 1998 against the Company and certain other parties in connection with the Company's discontinued subscription television business.

      CellularVision Technology & Telecommunications, L. P. ("CT&T"), formed by Philips and the Company's co-founders, is the owner of a portfolio of fundamental broadband wireless patents and licenses. The Company operates its super high-speed Internet broadband wireless network under a technology license from CT&T. CT&T was also a party to the proceedings.

      The Company's portion of the settlement was $2.4 million, which was expensed for the year ended December 31, 1999. In addition to taking advantage of what the Company believed to be reasonable and favorable settlement terms, the Company agreed to the settlement as part of its plans to secure an ownership position in CT&T's patent and license portfolio. Philips, as part of its portion of the settlement and in exchange for the Company agreeing to its portion of the settlement, transferred its 20% interest in CT&T to the Company. The co-founders, on behalf of CT&T and as part of its portion of the settlement and in exchange for the Company agreeing to its portion of the settlement, agreed in principle to transfer their 80% interest in CT&T to the Company. The Company expects that the remaining 80% interests will be contributed during the first quarter of 2001.


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

Nine and Three Months Ended September 30, 2000 Compared to Nine and Three Months Ended September 30, 1999


      Revenues decreased $474,000 from $552,000 for the nine months ended September 30, 1999 to $78,000 for the nine months ended September 30, 2000 and decreased $490,000 from $510,000 for the three months ended September 30, 1999 to $20,000 for the three months ended September 30, 2000. Revenues for the three and nine months ended September 30, 1999 include $488,000 received from XO Communications, Inc. (formerly NEXTLINK Communications, Inc.) pending FCC approval of an assignment of 150 MHz of the Company's LMDS license to XO. From July 1999 until the license assignment in October 1999, XO made monthly payments of approximately $172,000 to the Company. The balance of revenues for these 1999 periods, as well the three and nine months ended September 30, 2000, reflect the early results of the Company's pilot program to connect its first Internet subscribers.


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


      During the three and nine months ended September 30, 2000, the Company recognized an expense of $282,500 from the settlement of litigation. The Company had outstanding long-term orders with CT&T for the purchase of equipment in the amount of approximately $1,400,000 represented by set-top converters and head-end equipment. This equipment, used in the Company's now discontinued subscription television service, had been delivered to the Company but experienced performance problems, as a result of which CT&T was involved in litigation with Titan Corporation, the vendor of this equipment. The Company had not accepted billings for this equipment and no amounts had been reflected in the Company's consolidated financial statements. On September 12, 2000, the Company issued 80,000 shares of its Common Stock to Titan in connection with the settlement of this litigation. The Company has recorded this settlement in the consolidated statements of operations for the three and nine months ended September 30, 2000 based upon the closing price of its common stock on September 12, 2000.




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

      The Company believes that spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million, have provided sufficient liquidity to finance its current level of operations through the 2001 fiscal year. However, the Company does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three months ended                   Nine months ended
                                             September 30,                       September 30,
                                     -----------------------------       ------------------------------
                                         2000              1999              2000              1999
                                         ----              ----              ----              ----
Revenues                             $     19,601      $    509,899      $     77,608      $    552,069
                                     ------------      ------------      ------------      ------------

Expenses:
   Selling, general and
       administrative                   1,889,224         1,328,781         4,713,845         3,931,439
   Depreciation and amortization        1,421,937           704,412         3,026,578         2,057,236
                                     ------------      ------------      ------------      ------------

   Total operating expenses             3,311,161         2,033,193         7,740,423         5,988,675
                                     ------------      ------------      ------------      ------------

Operating loss                         (3,291,560)       (1,523,294)       (7,662,815)       (5,436,606)

Equity in loss of associated
   company                                     --           (23,400)         (569,782)         (218,400)
Settlement of litigation                 (282,500)               --          (282,500)               --
Interest and investment income            779,601           344,545         2,264,326           668,601
Unrealized gains/(losses) on
   investments                           (291,910)               --          (238,249)               --
Interest expense                           (1,729)           (5,175)           (7,949)          (18,277)
Other income                               99,856                --            99,856           419,756
                                     ------------      ------------      ------------      ------------

Net loss                             $ (2,988,242)     $ (1,207,324)     $ (6,397,113)     $ (4,584,926)
                                     ============      ============      ============      ============

Per share:
Basic loss per common share          $      (0.14)     $      (0.06)     $      (0.32)     $      (0.25)
                                     ============      ============      ============      ============

Weighted average common shares
    outstanding                        20,971,360        19,495,785        20,260,934        18,059,899
                                     ============      ============      ============      ============

Diluted loss per common share        $      (0.14)     $      (0.06)     $      (0.32)     $      (0.25)
                                     ============      ============      ============      ============

Weighted average common shares
    outstanding                        20,971,360        19,495,785        20,260,934        18,059,899
                                     ============      ============      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           2000              1999
                                                                      ------------      -------------
Cash flows from operating activities:
   Net loss                                                           $ (6,397,113)     $ (4,584,926)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                     3,026,578         2,057,236
       Stock based compensation                                            250,500           410,000
       Equity in loss of associated company                                569,782           218,400
       Settlement of litigation                                            282,500                --
       Changes in assets and liabilities:
           Marketable securities                                          (236,648)               --
           Due from broker                                                (559,773)               --
           Prepaid expenses and other                                      (67,719)           20,339
           Due from affiliates                                                  --            (6,667)
           Other assets                                                    (19,042)            5,592
           Accounts receivable                                             (80,737)           (7,499)
           Accounts payable                                                  8,638        (1,683,165)
           Accrued liabilities                                             168,302           (23,387)
           Securities sold and not repurchased                             903,876                --
           Other current liabilities                                       (39,505)         (113,609)
                                                                      ------------      ------------
              Net cash (used in) operating activities                   (2,190,361)       (3,707,686)
                                                                      ------------      ------------
Cash flows from investing activities:
   Investment in associated companies                                   (1,035,843)         (218,400)
   Intangible assets                                                      (570,000)               --
   Property and equipment additions                                     (1,426,365)         (699,937)
                                                                      ------------      ------------
              Net cash (used in) investing activities                   (3,032,208)         (918,337)
                                                                      ------------      ------------
Cash flows from financing activities:
   Proceeds from exercise of options and warrants                            1,433           433,248
   Proceeds from sale of stock                                                  --        19,750,000
   Repayment of notes payable                                             (168,750)          (84,375)
                                                                      ------------      ------------
              Net cash (used in)/provided by financing activities         (167,317)       20,098,873
                                                                      ------------      ------------
              Net (decrease)/increase in cash
                 and cash equivalents                                   (5,389,886)       15,472,850
Cash and cash equivalents, beginning of period                          44,613,101        12,902,085
                                                                      ------------      ------------
Cash and cash equivalents, end of period                              $ 39,223,215      $ 28,374,935
                                                                      ============      ============

Supplemental Cash Flow Disclosures:
   Cash paid for interest during the period                           $     11,991      $     13,102
                                                                      ============      ============

Non-cash transactions:
   Common stock issued for intangible assets                          $  1,800,000      $         --
                                                                      ============      ============
   Common stock issued/contingently issuable for acquisition          $  6,729,171      $         --
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


      The Company has agreed to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers in the event that 90% of VisionStar is not effectively contributed to the Company within 12 months from June 30, 2000. VisionStar Incorporated, a company whose majority shareholder is Shant S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. A Special Committee of the Company's Board of Directors was evaluating Mr. Hovnanian's offer for the contribution of his interest in VisionStar to the Company. On September 22, 2000, the Company announced that discussions on the offer of Mr. Hovnanian have been terminated. As a result, the Company will be obligated to issue these additional shares by June 30, 2001.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on July 28, 2000, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

      1. Election of Directors:

                   Name of Director          Votes For          Votes Withheld
                   ----------------          ---------          --------------

                 Shant S. Hovnanian          15,939,230             157,791
                 Vahak S. Hovnanian          16,041,467              55,554
                 Matthew J. Rinaldo          16,050,015              47,006
                 Catherine Petrossian        16,051,987              45,034

      2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

               Votes For                Votes Against            Abstentions
               ---------                -------------            -----------
              16,062,927                    21,569                  12,525

      3. Approval of the Company's 1995 Stock Incentive Plan, as amended to increase the number of shares of Common Stock available for issuance by 500,000 from 1,750,000 to 2,250,000:

               Votes For                Votes Against            Abstentions
               ---------                -------------            -----------
              15,613,396                   469,060                  14,565

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

                                        SPEEDUS.COM, Inc.



Date: January 26, 2001                  By: /s/ Shant S. Hovnanian
                                            ------------------------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board and Chief
                                        Executive Officer


Date: January 26, 2001                  By: /s/ Angela M. Vaccaro
                                            ------------------------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer