Form 10-K/A
period 1999-12-31
SPEEDUS COM INC
filed 2001-02-09
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A
                                 Amendment No. 4


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

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

Explanatory note: This fourth amendment on Form 10-K/A to the Company's Form 10-K for the year ended December 31, 1999 is being filed to restate in its entirety the Form 10-K/A, Amendment No. 3, filed on January 26, 2001.


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

SPEED(SM) Broadband Super High-Speed Internet Service

      Currently, we are conducting a limited pilot program of our SPEED(SM) service. We operate the pilot program in the Metro New York area, a concentrated population center in which the Company believes there is substantial unmet demand for high-speed Internet service within the residential and small business market. SPEED(SM) is delivered via 14 Internet Broadcast Stations operating under the Company's FCC license covering Metro New York. Our Internet broadcast signal is currently not available at all locations in our license area. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. This equipment may never be available to us on this basis.


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

      We believe that the principal competitive factors that will affect our ability to get market share are: the variety of services we can offer, pricing, quality and reliability of service, customer service and brand awareness. Messaging outsourcers, application service providers, and other forms of service providers may also compete with us depending on which wireless mobile software products they use for their offerings. As we expect to expand our business to cover a broader spectrum of wireless mobile data products and services, it is possible that we may compete directly with these companies. In addition, the wireless mobile data communications industry is subject to rapid technological change and evolving industry standards. New competition may arise from new technologies or new approaches to the market. Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources than us and may succeed in establishing technology standards or strategic alliances in the wireless mobile data communications market, obtain more rapid market acceptance for their software products or otherwise gain a competitive advantage.


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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on February 7, 2001.



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


      Signature                                  Title                               Date
      ---------                                  -----                               ----
s/s Shant S. Hovnanian              Chairman of the Board of Directors,         February 7, 2001
------------------------------      President and Chief Executive and
Shant S. Hovnanian                  Financial Officer


    *                               Controller and Chief Accounting Officer     February 7, 2001
-----------------------------
Angela M. Vaccaro

       *                            Director                                    February 7, 2001
-----------------------------
Vahak S. Hovnanian


    *                               Director                                    February 7, 2001
-----------------------------
 William F. Leimkuhler


       *                            Director                                    February 7, 2001
-----------------------------
Jeffrey Najarian


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