Form 10-Q/A
period 2000-09-30
SPEEDUS COM INC
filed 2001-02-09
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 2


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share (the "Common Stock"), as of September 30, 2000 was 21,034,838

Explanatory note: This second amendment on Form 10-Q/A to the Company's Form 10-Q for the quarter ended September 30, 2000 is being filed to restate in its entirety the Form 10-Q filed on January 26, 2001.


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

      Through our wholly owned subsidiary, Broadband Patents, LLC, we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. The development and marketing of Broadband's wireless patent portfolio is in its initial stage

      We also own a license for fixed wireless spectrum granted to us by the Federal Communications Commission for local multipoint distribution service ("LMDS") covering the metropolitan New York area. We currently operate a pilot service and may commercialize this system in the future to support high-speed Internet communication services if LMDS equipment becomes commercially available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.


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

Results of Operations


      Our operations have been limited. We have only had an initial launch of our Portal, we are in an early stage of developing and marketing SPEEDIA and we are conducting a limited pilot program for our super high-speed Internet service. Our most recent historical financial information reflects this limited activity and our early growth stage of development. Since 1999, our only significant source of revenue was $488,000 received from XO Communications, Inc. (formerly NEXTLINK Communications, Inc.) as discussed below. The balance of revenues in 1999 and 2000 to date, generally subscriber fees from our pilot program for high-speed Internet service, have not been material and future revenues from this and our mobile wireless business are uncertain.


      Prospective investors should be aware of the difficulties encountered by enterprises in their early growth stage, like us, especially in view of the highly competitive nature of the telecommunications industry.

Nine and Three Months Ended September 30, 2000 Compared to Nine and Three Months Ended September 30, 1999


      Revenues decreased $474,000 from $552,000 for the nine months ended September 30, 1999 to $78,000 for the nine months ended September 30, 2000 and decreased $490,000 from $510,000 for the three months ended September 30, 1999 to $20,000 for the three months ended September 30, 2000. Revenues for the three and nine months ended September 30, 1999 include $488,000 received from XO Communications, Inc. pending FCC approval of an assignment of 150 MHz of the Company's LMDS license to XO. From July 1999 until the license assignment in October 1999, XO made monthly payments of approximately $172,000 to the Company. The balance of revenues for these 1999 periods, as well the three and nine months ended September 30, 2000, reflect the early results of the Company's pilot program, generally subscriber fees, to connect its first high-speed Internet access subscribers. The Company intends to continue this program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.


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


      The Company believes that spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million, have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2001 fiscal year. However, the Company does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs.

      Internet broadcast stations used in our pilot high-speed Internet service had an original cost of approximately $500,000 each. Until new equipment becomes available, if at all, we cannot predict whether new broadcast stations would be necessary or what they would cost at that time. Our wireless data services for mobile devices business is more adaptable for future growth and future capital funding requirements would generally not be material.

      Generally, our wireless data services will be priced based on the amount of ongoing service usage that our customers utilize, either in the form of a monthly fee for each registered user, or a fee for each wireless transaction that is delivered through our services. Additionally, there are initial set-up fees that will vary greatly depending on the amount of time and materials that we incur in tailoring the services for each customer.

      Our selling costs will increase as we market these products. However, most of the costs associated with our wireless data services are labor related and these costs will only be incurred as new business is signed. The hardware cost associated with maintaining the services will not increase significantly with added customers.


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

                                        SPEEDUS.COM, Inc.


Date: February 7, 2001                  By: /s/ Shant S. Hovnanian
                                            ------------------------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board and Chief
                                        Executive Officer


Date: February 7, 2001                  By: /s/ Angela M. Vaccaro
                                            ------------------------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer