Form 10-K
period 2000-12-31
SPEEDUS COM INC
filed 2001-04-02
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission File No. 000-27582

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $11,861,000 on March 26, 2001, based on the closing trade price of the Common Stock on the NASDAQ National Market system on that date.

      The number of shares of Common Stock outstanding as of March 26, 2001 was 20,301,138.

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

                                     PART I

ITEM 1. BUSINESS

The Company

      We are developing and providing wireless data services that enable and enhance the use of Internet-based content on mobile devices. We currently provide free wireless e-mail and Internet content, including directories, financial data, sports, news and entertainment, to consumers. We have expanded our wireless data services to include products and services that enable businesses to communicate efficiently and effectively with their mobile workforce and customers in real time through a wide variety of mobile computing and communications devices. In addition, we maintain a web site that provides Internet users with information about high-speed Internet access. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

Our wireless data services

      We have developed three new wireless services targeted to businesses and professionals that improve business performance by providing access to timely information wirelessly and enabling real-time transactions to occur between a wireless device user and business applications or web sites. Our wireless data services give business customers access to information that is normally available only from a desktop computer connected to a local area network. We currently provide our Speedia consumer service free of charge on a promotional basis to over 13,000 users worldwide through our wireless portal located at www.myspeedia.com. The Speedia consumer service provides users of wireless devices and Internet-enabled telephones with access to e-mail and Internet content, including directories, financial data, sports, news and entertainment. We believe that our Speedia consumer service provides us with a valuable marketing and testing tool for our revenue generating services, the WorkforceGo and MobileCasting services, by allowing us to demonstrate a proven service while at the same time generating name recognition in the industry. Our WorkforceGo and MobileCasting services, which we launched in December 2000, will be targeted to businesses and professionals and will provide a customized exchange of information between businesses and their mobile workforce in addition to delivering the same customized Internet content provided by our Speedia consumer service. The WorkforceGo and MobileCasting services will be marketed and sold through consulting businesses that have relationships with potential customers. We have also commenced marketing our WorkforceGo and MobileCasting services directly to businesses with mobile employees through direct mail, space advertisement and at trade shows.

      o Our WorkforceGo service. Our WorkforceGo service enables businesses to provide software applications and data to mobile employees through a wire or wireless Internet web connection. WorkforceGo allows business customers to facilitate customized company intranet communication on mobile devices, including e-mail, calendaring and access to other workforce automation software. In addition, the WorkforceGo service provides mobile employees with an integrated suite of wireless portal services, such as real-time stock quotes, traffic and weather reports, personalization capabilities and location-based services that enable users to search for location-based information, such as restaurants closest to the mobile user's current location. Our WorkforceGo service helps mobile employees increase their productivity and sales by aggregating frequently used desktop applications, timely corporate information and useful Internet content and services into a single personalized portal that can be accessed from any mobile device. The content and services accessible to each user can be personalized by such user and managed by a single company administrator. The WorkforceGo service also allows the user to download the most recent data to a mobile device prior to leaving the office network in the event that a wireless connection will not be available in the field. We began offering this service in December 2000 and, to date, we have sold our WorkforceGo service to one customer.

      o Custom wireless application development. We provide the design, programming, hosting and support of wireless products and services, including services that convert existing corporate software applications to a format that is easily accessed and viewed through wireless devices, such as Internet-enabled cellular telephones. In addition, we also design, program and host web sites that a customer would use to conduct business, such as an e-commerce web site. Through these services, we are able to rapidly develop wireless applications because we can build them around the software that a company is already using, thus providing an easy transition from existing web based application access to wireless application access.

      We have developed the technology and have the trained staff to provide these custom wireless product and services and overcome many of the existing challenges faced by businesses, such as; supporting multiple wireless browsers and devices and providing useful information and content on small wireless screens. The expertise we provide allows an existing business to take full advantage of the efficiencies created by mobile communications while maintaining its existing business strategy.

      MobileCasting. Our MobileCasting service allows businesses to send a single message from a desktop computer or wireless device simultaneously to multiple recipients on multiple devices. Messages can be sent to digital mobile phones, Internet-enabled mobile phones, microbrowser-equipped mobile hand-held devices that provide computing and information storage and retrieval capabilities, also called personal digital assistants, microbrowser-equipped and alphanumeric pagers, TV set top boxes and future release compatible devices. Through the MobileCasting service, we have created an easy to use system for sending messages to large groups and delivering each message to multiple devices in a format that is appropriate for each specific device. MobileCasting provides a flexible communications tool for the real-time distribution of important corporate information to employees or customers. MobileCasting was marketed and promoted in conjunction with WorkforceGo beginning in March 2001.

      Our system architecture. Our wireless data services are provided using a system architecture that is device-independent and which enables mobile devices to support applications that rely on existing Internet technology standards. Our system architecture is designed to make our data services fully accessible using any number of wireless devices, including web browsers, personal digital assistants and mobile telephones. Our server technology also allows us to interface with the existing information management systems of our customers and to communicate with a wide variety of operating systems. In addition, our system architecture may be deployed for both small- and large-scale data service applications.

      We believe that our wireless data services will benefit individual and business users in the following ways:

            o Real-time access to information. Our services will provide up-to-date and readily accessible information, thereby enabling organizations to increase the efficiency and connectivity of customers and field personnel on a real-time basis.

            o Rapid deployment of mobile applications that conform to existing technology standards. As a result of the compatibility of our system architecture with existing service applications, databases and enterprise resource planning systems, business customers can quickly and efficiently deploy their mobile applications, without disrupting existing operations and processes and without significant expenses that normally result from a replacement of existing systems.

            o Flexibility. Our system architecture is very flexible, enabling businesses to interact with both small and large numbers of field employees. Additionally, our system architecture allows businesses to independently determine which of their existing intranet applications and data bases are integrated with our wireless data services.

            o Centralized administration. Our services enable businesses to centrally manage their mobile workforces using a web browser, allowing systems administrators to update applications and distribute them from a single location to dispersed mobile devices. Our services also simplify information management and maintenance by allowing businesses to create user accounts, define user groups and control access.

High-speed Internet information tools

      Our SPEED411(sm) portal, which is located at www.speedus.com and www.speed411.com, promotes high-speed Internet access on a nationwide basis by providing users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. Our goal is to create a comprehensive and up-to-date high-speed Internet providers database for all of the major high-speed Internet providers throughout the United States. Each provider in our directory has the ability to customize and manage its listing in the directory. Currently 345 providers are listed in the directory, 46 of which participate in our SpeedEmart(sm) program. Our SpeedEmart(sm) Partner Program enables participating providers to offer their high-speed Internet services to SPEED411(sm) visitors directly through our portal, in which case we are entitled to receive a sales commission from such providers. To date, we have been unsuccessful in collecting any commissions from providers in large part because most customers wishing to subscribe for high-speed Internet access service choose to speak directly with customer service personnel of the service providers. Another feature of our SPEED411(sm) portal, the SPEEDCHECKsm software, allows users to get an accurate measurement of their Internet access speed.

      Our SPEEDGADGET(sm) software enables users to check their Internet access speed at any time without having a web browser open. The SPEEDGADGET(sm) software provides a scrolling ticker giving users their Internet access speed and providing information relating to high-speed Internet access providers. SPEEDGADGET(sm) includes a promotional insertion capability in the scrolling ticker that can be used for advertising. We have also inserted pop-up windows that are used for advertising. To date, there have been over 130,000 client installations of SPEEDGADGETsm. We distribute this on a promotional basis and do not currently charge for the SPEEDGADGET(sm) software. As with our Speedia consumer service, we believe that our SPEEDGADGET(sm) software provides us with name recognition in the industry.

      Through our SPEED411(sm) portal and our SPEEDGADGET(sm) software, we are developing a database of high-speed Internet users, which represents a potential customer base for any future products or services that we may develop.

Patent portfolio relating to high-speed wireless communications

      Through our wholly owned subsidiary, Broadband Patents, LLC, as well as CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five patents with expiration dates ranging from 2007 through 2017. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue the licensing of this technology. We have not currently licensed this technology to anyone. Many attempts to pursue licensing of technology or patent infringement actions result in protracted and expensive litigation with no results. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology.

      The Company acquired 20% of CT&T and certain other rights from a U.S. subsidiary of Philips Electronics, N. V. CT&T, which was formed by Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former director and officer of our Company, (collectively, the "Founders") and Philips, is a holder of a portfolio of fundamental broadband wireless patents and licenses. The acquisition of Philips' interest in CT&T was part of a settlement of litigation commenced by M/A-COM, a unit of Tyco International Ltd. The Company's portion of the settlement was $2.4 million and was expensed for the year ended December 31, 1999. The Founders have agreed in principle to contribute their 80% interest in CT&T to the Company as part of the settlement agreement. The Company expects that the remaining 80% interests will be contributed during the first six months of 2001.

Local multipoint distribution service license

      We also own fixed wireless spectrum under a local multipoint distribution service license covering the metropolitan New York area granted to us by the Federal Communications Commission. We may commercialize this spectrum in the future to support high-speed Internet access service if local multipoint distribution service equipment becomes commercially available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

      Our commercial operating license was awarded to us by the Federal Communications Commission in recognition of our efforts in developing and deploying local multipoint distribution service technology, and for spearheading its regulatory approval at the Federal Communications Commission. In September 1997, our pioneer local multipoint distribution service license was renewed as a standard local multipoint distribution service license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local telephone service, high-speed Internet access and two-way teleconferencing. The license covers 150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under the Federal Communications Commission's authorization, the license includes an additional 150 MHz of spectrum until the first Ka-band satellite is launched, an event which is not expected to occur prior to 2002.

      From 1992 until November 1998, we operated a 49-channel subscription television service under our license. In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. as an alternative source of financing that was needed at the time. In connection with this assignment, we terminated our subscription television service because we no longer had sufficient spectrum to deliver those services.

Competition

      The market for business and consumer users of wireless mobile data products and services is in its early stage and distinct categories for such products and services are still evolving. In the mobile workforce market, two models are emerging: the enterprise server model requires servers and application software to be installed at the premises of the business. The service provider model uses servers and applications that are housed offsite at the service provider's data center. The consumer market utilizes primarily the service provider model. Currently, we compete in the service provider market. Our competitors in the service provider market include Aether Systems, Inc., Viryanet Ltd, Infowave Software, Inc., AvantGo, Inc., GoAmerica Communications Corp. and InfoSpace, Inc.

      Messaging outsourcers, application service providers, and other forms of service providers may also compete with us depending on which wireless mobile software products they use for their offerings. As we expect to expand our business to cover a broader spectrum of wireless mobile data products and services, it is possible that it may compete directly with these companies. In addition, the wireless mobile data communications industry is subject to rapid technological change and evolving industry standards. New competition may arise from new technologies or new approaches to the market. Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources than us and may succeed in establishing technology standards or strategic alliances in the wireless mobile data communications market, obtain more rapid market acceptance for their software products or otherwise gain a competitive advantage.

Intellectual Property

      Wireless data technologies. Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. All of our employees have executed confidentiality and nonuse agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, our standard affiliate agreement provides that we retain ownership of all patents and copyrights in our technology and requires our customers to display our copyright and trademark notices.

      We have applied for registration of our service marks and trademarks in the United States and in other countries. We may not be successful in obtaining the service marks and trademarks for which we have applied. To the extent we consider it necessary, we may file patents to protect our technology. Patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

      Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Companies in the Internet services industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights.

      From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

Equipment and Facilities

      The Company's Network Operations Center has a complete satellite downlink facility with access to international media sources and a fully equipped data center along with Cisco 7200 hardware and New Media Communication CyberStreamTM TRX100 Linux based gateway transmitter hardware and software.

      In addition to the NOC, the Company has a Manhattan point of presence ("POP"). The POP houses dial-up modems that support the Company's pilot Internet access services.

      The principal physical assets incorporated in the Company's system consist of headend equipment, 28GHz transmitters, fiber optic transmitters and receivers, repeaters and customer premise equipment (antennas and the SPEED modem), as well as office space.

Government Regulation

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. However, the grant, renewal and administration of spectrum licenses is regulated by the Federal Communications Commission. Our local multipoint distribution service license expires in February 2006. While the FCC has historically renewed licenses as a matter of course, no license in the local multipoint distribution service band has yet been up for renewal. A failure by the FCC to renew our license could have a material adverse effect on the Company.

      The wireless network carriers that connect us to our users are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage. We could also be adversely affected by regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers.

Risk Factors

                     Risks related to our business generally

Although we have been a public company since February 1996, we reoriented our business in 1999 and again in 2000 and our current business has not generated any revenues to date.

      At the time of our initial public offering, our business was primarily a subscription television service. In November 1998, we terminated the subscription television business and began a pilot program for the delivery of high-speed Internet access. We encountered technical difficulties in the pilot program and have recently reoriented our business on wireless data services and secondarily on the provision of certain tools for high-speed Internet users. Currently, our wireless data services and Internet tools are provided free of charge to users and accordingly we have yet to generate any revenue from these businesses.

We have recorded operating losses in each reporting period since our inception and may never be profitable.

      We have recorded operating losses and negative operating cash flows in each reporting period since inception and, at December 31, 2000, had an accumulated deficit of approximately $35.3 million. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial roll-out of our now-terminated subscription television system, and expenses incurred in connection with the local multipoint distribution service rulemaking proceeding. We believe that we have sufficient liquidity to finance our current level of operations. However, we do not expect to have a positive operating cash flow until such time as we substantially increase our Internet customer base and/or form a strategic alliance for use of our Internet capabilities in the future.

Our existing operations and infrastructure may not be adequate to manage the growth necessary for successful implementation of our business plan.

      Successful implementation of our business plan will require the management of growth. Our existing operations and infrastructure may not be adequate to manage such growth, and any steps taken to improve such systems and controls may not be sufficient. Our future success will depend in part upon attracting and retaining the services of current management and technical personnel. We also may not be successful in attracting, assimilating and retaining new personnel in the future as future growth takes place. We do not maintain "key person" life insurance policies on any of our key personnel.

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 32% of our common stock, may have the power acting together to control the direction and future operations of our company.

      Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 32% of our outstanding common stock at March 1, 2001. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the high and low sale prices of our common stock on the Nasdaq Stock Market ranged from $24.75 to $0.563. The closing sale price of our common stock was $1 on March 26, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

Sales of shares of common stock by Shant S. Hovnanian and Vahak S. Hovnanian could adversely affect the market price of the common stock.

      Future sales of shares of common stock, or the availability of shares of common stock for future sale, may adversely impact the market price of the common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock.

      Shares of common stock held by Shant S. Hovnanian and Vahak S. Hovnanian have been held by each of them for the requisite holding periods under Rule 144 under the Securities Act and may be sold thereunder in accordance with volume restrictions.

                   Risks related to our wireless data services

The commercial viability of our wireless data services business plan is unproven.

      Because our wireless data infrastructure services are in an early stage of development, our business model with respect to such services is not proven. Accordingly, our prospects for generating revenues and profits are difficult to predict.

The market for mobile devices is new, and the failure of this market to develop as expected would harm our revenues.

      The emergence of markets for our services is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has only recently emerged and is rapidly growing. This growth, however, may not continue. Any slowdown in the growth of adoption of mobile devices would likely reduce the demand for our services, causing our anticipated service revenues to fall.

We are in a highly competitive industry, and some of our competitors may have more resources than we do.

      The market for wireless Internet products and services overall is highly competitive and lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing services that will compete with our services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors in selling our services. Competitive pressures may also force prices for our Internet services down and such price reductions may affect our revenues.

Our future success will depend on our ability to anticipate and keep pace with technological change, and if we experience delays in developing and introducing software compatible with new products and technologies, our competitive advantage will diminish.

      The market for mobile Internet software is becoming highly competitive and is characterized by evolving industry standards, rapid technological change and frequent product introductions. To remain competitive, we must continuously develop new products and services and adapt our software to function on new devices and operating systems designed and marketed by other companies. The development of software and services like ours can be difficult, time-consuming and costly, and we could lose market share if we encounter delays in the development and introduction of our future software products.

The emergence of a dominant platform for mobile devices could reduce our potential customer base and revenues.

      The marketplace for mobile devices is currently characterized by a number of competing operating systems and standards for handheld devices and cellular telephones. Currently, our potential customers often use a variety of mobile devices with multiple connectivity options. One of the primary benefits of our products is their ability to operate across a wide variety of platforms. If a dominant platform for mobile devices emerges, the demand for interoperable software may decline and the need for our software may diminish.

                  Risks related to our Internet portal business

Our SPEED411(sm) Portal will rely in part on revenues to be derived from Internet advertising, which advertisers may not find attractive in the future, causing our revenues to suffer.

      We expect that a portion of our revenues will come from advertisements displayed on our SPEED411(sm) Portal. Our ability to generate substantial advertising revenue will depend upon the size and growth of our user base, the user base being attractive to advertisers and the continued acceptance by advertisers of the web as an advertising medium. If we are unsuccessful in adapting to the needs of our advertisers, our future advertising revenue will suffer.

We may have difficulty attracting and retaining users of our SPEED411(sm) Portal services, and our ability to do so may be limited because we will not have a direct billing relationship with users.

      Our SPEED411(sm) Portal will link users with a network of e-commerce companies, including retailers. However, we do not establish a direct billing relationship with our users as a result of any purchases they may make. The revenue that we will generate from our e-commerce services will be a commission paid by the retailer. The user may contact that retailer directly in the future rather than through our SPEED411(sm) Portal. If users bypass our Portal and contact retailers directly, we will not receive any revenue for purchases made through that contact.

             Risks related to our high-speed Internet access service

We may be unable to solve ongoing technical difficulties in our deployment of a new system architecture for our SPEED(sm) super high-speed Internet service.

      Our super high-speed Internet service utilizes a new technology that has a limited operating history and that remains subject to further development and refinement. Our pilot program for this service has encountered a number of technical problems in the installation of equipment at the subscriber sites, which require us to develop new and often difficult solutions to these problems. We may not be able to resolve these technical problems in the future, which could adversely affect the results of the pilot program and our ability to commercialize this service.

Equipment for our SPEED(sm) super high-speed Internet access service is not, and may never be, available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

      The equipment necessary to provide our SPEED(sm) super high-speed Internet access service is not currently manufactured on a scale and at a cost suitable for the commercialization of our service. Such equipment may never become available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

Many financially stronger competitors with broader market coverage are offering high-speed Internet access.

      The market for Internet access and related services is highly competitive. We expect local, regional and national Internet service providers to be competitors for our super high-speed Internet access service. These Internet service providers include large companies like @Home, America OnLine and ATT World Net. Telephone companies with digital subscriber line technology, which increases the effective capacity of existing copper telephone cables, are among other competitors. Also, cable operators with high-speed cable modems are among the other communications companies also providing high-speed Internet access. Many of the competing Internet service providers have, or can be expected to have, greater financial, marketing and other resources than us. We may not be able to compete successfully with these entities.

ITEM 2. PROPERTIES

      The Company leases 20,000 square feet of space at the Brooklyn Army Terminal for its NOC, as well as, executive and administrative offices. This lease expires in 2004 and provides for 2 five-year renewal options.

      The Company also leases approximately 100 square feet of space on each of 14 rooftops for its Internet Broadcast Stations and relays. These leases, several of which contain three-year to seven-year renewal options, expire from 2001 to 2003. The Company believes that leased space on rooftops in New York City and other locations in the New York PMSA will be readily available to serve as additional Internet Broadcast Stations.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to various claims and proceedings that occur in the ordinary course of business. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders during the fourth quarter of fiscal 2000.

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

                              High Sale           Low Sale      Closing Sale
                            --------------   ----------------  ---------------

2000
- ----
First quarter              $      24.750     $       4.500     $      10.563
Second quarter                    10.750             4.000             9.938
Third quarter                      6.000             2.000             2.000
Fourth quarter                     2.250             0.563             0.656

1999
- ----
First Quarter              $       4.500     $       0.906     $       2.719
Second Quarter                     9.250             2.063             5.875
Third quarter                      7.875             3.750             4.125
Fourth quarter                     6.813             3.125             4.781


      On March 26, 2001, the closing trade price of our Common Stock was $1 per share. As of December 31, 2000, there were approximately 300 registered shareholders and, to the best of our belief, approximately 12,000 beneficial owners of our Common Stock. During the year ended December 31, 2000, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

                                                                           Year ended December 31,
                                             -------------------------------------------------------------------------------------
                                                 2000              1999              1998               1997              1996
                                             ------------      ------------      ------------      ------------      ------------
                                                                  (in thousands, except per share data)
Statement of Operations Data
Revenues                                     $        105      $        612      $      3,648      $      4,943      $      2,190
                                             ------------      ------------      ------------      ------------      ------------

Selling, general and administrative                 7,191             5,425             9,691            13,259            10,223
Depreciation and amortization                       4,698             2,779             6,174             3,881             2,258
Service costs                                          --                --             1,479             2,314             1,175
Bad debts                                              --                --               730               550               351
                                             ------------      ------------      ------------      ------------      ------------
Total operating expenses                           11,889             8,204            18,074            20,004            14,007
                                             ------------      ------------      ------------      ------------      ------------
Operating loss                                    (11,784)           (7,592)          (14,426)          (15,061)          (11,817)
Equity in loss of associated company                 (570)             (351)               --                --                --
Settlement of litigation                             (283)               --                --                --                --
Net interest/investment income (expense)            3,478             1,278            (2,365)             (202)              186
Unrealized gains/(losses) on investments              (10)               --                --                --                --
Other income                                          100               624                --                --                --
Gain on assignment of spectrum                         --            19,442            28,066                --                --
Intellectual property settlement                       --            (2,425)               --                --                --
Income taxes                                           --              (330)             (302)               --                --
                                             ------------      ------------      ------------      ------------      ------------
Net earnings/(loss)                          $     (9,069)     $     10,646      $     10,973      $    (15,263)     $    (11,631)
                                             ============      ============      ============      ============      ============

Per Common Share
Basic earnings/(loss)                        $      (0.44)     $       0.58      $       0.59      $      (0.95)     $      (0.75)
Weighted average outstanding                   20,445,586        18,465,974        16,551,417        16,000,000        15,576,478

Diluted earnings/(loss)                      $      (0.44)     $       0.57      $       0.57      $      (0.95)     $      (0.75)
Weighted average outstanding                   20,445,586        18,680,082        17,612,443        16,000,000        15,576,478

                                                                                 December 31,
                                             -------------------------------------------------------------------------------------
                                                 2000              1999              1998               1997              1996
                                             ------------      ------------      ------------      ------------      ------------
                                                                                (in thousands)
Balance Sheet Data
Cash and cash equivalents                    $     38,595      $     44,613      $     12,902      $        408      $     19,600
Working capital (deficiency)                       36,765            42,794             9,312            (7,029)           16,765
Net property and equipment                          8,660            10,959            12,836            20,608            14,158
Total assets                                       57,628            55,769            25,915            23,154            35,924
Total debt                                             --               211               338             7,495             6,260
Total liabilities                                   2,773             1,969             3,868            11,464             8,972
Total equity                                       54,855            53,799            22,047            11,690            26,952

Summary of Quarterly Financial Data
(in thousands, except per share data)


                                                  Quarters Ended
                                                  --------------
2000                            March 31      June 30   September 30   December 31   Year end
                                --------      -------   ------------   -----------   --------
Revenues                        $    35      $    23      $    20      $     27      $    105

Selling, general and
    administrative expenses       1,245        1,580        1,889         2,477         7,191

Operating loss                   (2,042)      (2,329)      (3,292)       (4,121)      (11,784)

Net earnings/(loss)             $(1,678)     $(1,730)     $(2,988)     $ (2,673)     $ (9,069)

Per share (1):
    Basic                       $ (0.08)     $ (0.09)     $ (0.14)     $  (0.13)     $  (0.44)
    Diluted                     $ (0.08)     $ (0.09)     $ (0.14)     $  (0.13)     $  (0.44)

                                                  Quarters Ended
                                                  --------------
1999                            March 31      June 30   September 30   December 31   Year end
                                --------      -------   ------------   -----------   --------
Revenues                        $    15      $    27      $   510      $     60      $    612

Selling, general and
    administrative expenses       1,147        1,456        1,329         1,494         5,426

Operating loss                   (1,812)      (2,101)      (1,523)       (2,156)       (7,592)

Gain on assignment
    of spectrum                      --           --           --        19,442        19,442

Intellectual property
    settlement                       --           --           --        (2,425)       (2,425)

Net earnings/(loss)             $(1,263)     $(2,115)     $(1,207)     $ 15,231      $ 10,646

Per share (1):
    Basic                       $ (0.07)     $ (0.12)     $ (0.06)     $   0.77      $   0.58
    Diluted                     $ (0.07)     $ (0.12)     $ (0.06)     $   0.76      $   0.57

(1) Earnings per share is computed separately for each period and, therefore, the sum of the quarterly per share amounts may differ from the total for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and the other financial information appearing elsewhere in this Form 10-K.

Operations

      We are developing and providing wireless data services that enable and enhance the use of Internet-based content on mobile devices. We currently provide on a promotional basis wireless e-mail and Internet content, including directories, financial data, sports, news and entertainment, to consumers. We have expanded our wireless data services to include products and services that enable businesses to communicate efficiently and effectively with their mobile workforce and customers in real time through a wide variety of mobile computing and communications devices. In addition, we maintain a web site that provides Internet users with information about high-speed Internet access. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any revenue from our wireless data products and services business. Since 1999, our only significant source of revenue was $550,000 received from XO Communications, Inc. (formerly NEXTLINK Communications, Inc.) as discussed below. The balance of revenues in 1999 and 2000, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain.

      We have generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the future.

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

      In November 1998, we assigned an 850 MHz portion of our license to WinStar Communications, Inc. ("WinStar") as an alternative source of financing that was needed at the time. In connection with this assignment, we terminated our subscription television service because we no longer had sufficient spectrum to deliver those services. As a result, while we were able to repay, repurchase and redeem debt (in the aggregate amount of approximately $11.2 million) and preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and substantially strengthen our financial position, we eliminated the only source of revenues that we had at the time. We are an emerging growth company with no certainty as to the amount of future cash flows from operations.

      In October 1999, we assigned a 150Mhz portion of our license to XO. From July 1999 to October 1999, pending regulatory approval of the license assignment, XO made monthly payments of approximately $172,000 to us.

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

      Currently, we are also conducting a limited pilot program of our SPEEDsm broadband super high-speed Internet service and, at December 31, 2000, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(sm) service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

      Revenues decreased $507,000 from $612,000 for the twelve months ended December 31, 1999 to $105,000 for the twelve months ended December 31, 2000. Revenues for the twelve months ended December 31, 1999 include $550,000 received from XO Communications, Inc. pending FCC approval of an assignment of 150 MHz of the Company's LMDS license to XO. The balance of revenues for 1999, as well as 2000, reflects the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center.

      Selling, general and administrative expenses increased $1,766,000 from $5,425,000 for the twelve months ended December 31, 1999 to $7,191,000 for the twelve months ended December 31, 2000. Approximately $880,000 of this increase is a result of the June 30, 2000 acquisition of the remaining 55% interest in Speedia that the Company did not already own. This acquisition was accounted for using the purchase method of accounting and the results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased as a result of increases in compensation expense as a result of additions to senior management, including research and development and the Company's portal, and legal expenses in connection with intellectual property matters.

      Depreciation and amortization increased $1,919,000 from $2,779,000 for the twelve months ended December 31, 1999 to $4,698,000 for the twelve months ended December 31, 2000. $1,186,000 of this increase is a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000. This goodwill is being amortized over a period of three years. The balance of the increase in depreciation and amortization for these periods is the result of additions to property and equipment in connection with the build-out of the Company's portal and amortization of a patent acquired by the Company during the first quarter of 2000.

      Equity in loss increased $219,000 from $351,000 for the twelve months ended December 31, 1999 to $570,000 for the twelve months ended December 31, 2000. Through June 30, 2000, the Company accounted for its investment in 45% of the interest in Speedia under the equity method. Subsequent to that date, upon the acquisition of the remaining 55% interest in Speedia, the results of operations of Speedia are included in the consolidated statements of operations. In addition, Speedia's losses were higher in 2000 as the development of its business continued since formation in 1999.

      During the twelve months ended December 31, 2000, the Company recognized an expense of $282,500 from the settlement of litigation. The Company had outstanding long-term orders with CT&T for the purchase of equipment in the amount of approximately $1,400,000 represented by set-top converters and head-end equipment. This equipment, used in the Company's now discontinued subscription television service, had been delivered to the Company but experienced performance problems, as a result of which CT&T was involved in litigation with Titan Corporation, the vendor of this equipment. The Company had not accepted billings for this equipment and no amounts had been reflected in the Company's consolidated financial statements. On September 12, 2000, the Company issued 80,000 shares of its Common Stock to Titan in connection with the settlement of this litigation. The Company has recorded this settlement in the consolidated statements of operations for the twelve months ended December 31, 2000 based upon the closing price of its common stock on September 12, 2000.

      Other income decreased $524,000 from $624,000 for the twelve months ended December 31, 1999 to $100,000 for the twelve months ended December 31, 2000. This income is a result of the Company's negotiating settlements with vendors and others.

      Interest and investment income increased $2,186,000 from $1,300,000 for the twelve months ended December 31, 1999 to $3,486,000 for the twelve months ended December 31, 2000 since the Company had more funds available for investment. In addition, the Company realized gains of $797,000 from its investment portfolio in 2000.

      Net unrealized losses on investments amounted to $10,000 for the twelve months ended December 31, 2000. No such losses were incurred in 1999.

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

      Revenues decreased $3,036,000 from $3,648,000 for the twelve months ended December 31, 1998 to $612,000 for the twelve months ended December 31, 1999. This decrease is a result of the discontinuance of the subscription television business in November 1998. Revenues for 1999 reflect the early results of the Company's pilot program to connect its first Internet subscribers and also include approximately $550,000 received from XO pending FCC approval of the license assignment which occurred in October 1999.

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

      Depreciation and amortization decreased $3,395,000 from $6,174,000 for the twelve months ended December 31, 1998 to $2,779,000 for the twelve months ended December 31, 1999. This decrease was due primarily to the 1998 write off of property and equipment previously used by the Company in its terminated subscription television service.

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

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception, primarily due to the start-up costs in connection with the commercial roll-out of the Company's system, slower than anticipated consumer acceptance of the Company's now terminated subscription television services and expenses incurred in connection with the LMDS rulemaking proceeding.

      The Company believes that consummation of the spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (in the aggregate amount of approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2001 fiscal year. However, the Company does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at December 31, 2000 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not repurchased, which are subject to equity price risk.

      The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments have short maturities. There was no significant investment in marketable securities, which consist of publicly traded equity securities classified as trading securities and were recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 21, 2001.

Name                                    Age        Position
- ------------------------------------    ------     -------------------------------------

Shant S. Hovnanian.................      41        Chairman of the Board of Directors,
                                                   President, Chief Executive Officer
                                                   and Chief Financial Officer
Vahak S. Hovnanian.................      69        Director
William F. Leimkuhler..............      49        Director
Jeffrey Najarian...................      42        Director
Michael Bacon......................      35        Executive Vice President
John A. Kallassy...................      36        Executive Vice President


      Shant S. Hovnanian has served as our Chairman of the Board of Directors, President and Chief Executive Officer since October 1995 and as Chief Financial Officer since June 1998. Mr. Hovnanian is also Chairman of the Board of Directors of VisionStar Incorporated. From June 1980 until January 1991, Mr. Hovnanian served as Executive Vice President of the V. S. Hovnanian Group (the "Hovnanian Group"), consisting of home building operations, real estate development and utility companies. In 1995, Mr. Hovnanian served as a U.S. Delegate to the World Radio Conference of the International Telecommunications Union in Geneva, Switzerland. Mr. Hovnanian is the son of Mr. Vahak S. Hovnanian.

      Vahak S. Hovnanian has served as a Director since October 1995. Mr. Hovnanian has been Chairman of the Board and President of the Hovnanian Group since 1968. Mr. Hovnanian is the father of Mr. Shant S. Hovnanian.

      William F. Leimkuhler is the Director of Business Development of PAICE Corporation, a privately held developer of advanced vehicle powertrains. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm's General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe).

      Jeffrey Najarian has been Chief Executive Officer of Starpoint Solutions, Inc., formerly TIS Worldwide, Inc., since its inception in 1992. A creator and founder of Starpoint, he has been instrumental in building one of the country's fastest growing, privately-held companies, as cited by Inc. magazine. From 1984-1992, Mr. Najarian worked at Setford-Shaw-Najarian, a recruiting/placement firm for technology specialists, becoming a partner after only three years. He led the staff in billing, propelling SSN to become a leading search firm for Wall Street banks.

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

      John A. Kallassy has served as Executive Vice President and Chief Marketing Officer since September 2000. Mr. Kallassy was the founder and CEO of American Data Consultants, Inc., a B2B database marketing company. After the sale of ADC to R.L. Polk in 1996, Mr. Kallassy was employed for three years at R.L. Polk as a division president and later a corporate vice president where he led the product management and analytical consulting groups.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal years ended December 31, 2000, 1999 and 1998, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2000 (the "Named Executive Officers") in all capacities in which they served. See Employment Agreements.


                           Summary Compensation Table

                                                Annual Compensation
                                         ----------------------------------

                                                                     Other
                                                                     Annual   Securities   All Other
                                                                     Compen-  Underlying    Compen-
  Name and Principal Position     Year      Salary        Bonus      sation   Options(#)    sation
  ---------------------------     ----      ------        -----      ------   ----------    ------

Shant S. Hovnanian                2000     $250,000          --     $   --          --     $   --
Chairman of the Board of          1999      250,000          --         --     250,000         --
Directors, President, Chief       1998      250,000          --         --       5,400         --
Executive Officer
and Chief Financial Officer

Michael Bacon                     2000     $137,500     $18,750     $   --          --     $   --
Executive Vice President          1999       80,208      18,750         --     100,000         --
                                  1998           --          --         --          --         --

John A. Kallassy                  2000     $ 58,333     $12,500     $   --     225,000     $   --
Executive Vice President          1999           --          --         --          --         --
                                  1998           --          --         --          --         --

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2000.

                                                                                                      Potential Realizable
                                 Number of         % of Total                                           Value at Assumed
                                 Securities     Options Granted                                       Annual Rates of Stock
                                 Underlying     to Employees in    Exercise or     Expiration        Price Appreciation for
            Name              Options Granted     fiscal year      Base Price         Date                 Option Term
            ----              ---------------   ----------------   ----------      ----------      --------------------------
                                                                                                        5%           10%
                                                                                                   ------------  ------------
John A. Kallassy...........       225,000               38.6%        $ 3.00            9/5/10         $425,000   $1,076,000

      For additional information regarding stock option grants to employees in 2000, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 2000. None of the Named Executive Officers exercised any options during 2000.

                                                  Number of
                                                  Securities
                                                  Underlying
                      Number of                  Unexercised
                      Shares                       Options        Value of Unexercised
                       Acquired     Value        Exercisable/     In-the-Money Options
        Name        on Exercise    Realized     Unexercisable    Exercisable/Unexercisable
        ----        -----------    --------     -------------    -------------------------
Shant S. Hovnanian..      0           $0            255,400/0              $0/0
Michael Bacon.......      0            0        75,000/25,000               0/0
John A. Kallassy....      0            0       37,500/187,500               0/0

      For additional information regarding stock option grants to employees in 2000, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

Director Compensation

      Our Directors who are not officers or employees ("Non-Employee Directors") receive $500 per Board meeting and Board committee meeting attended. Upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

      We entered into an employment agreement with Mr. Shant S. Hovnanian in October 1995. The agreement provides that Mr. Hovnanian will act as our President and Chief Executive Officer and will devote substantially all of his working time and efforts to our affairs. Under this agreement, Mr. Hovnanian may devote such working time and efforts to CT&T and its affiliates as the due and faithful performance of his obligations under the agreement permits. The agreement has a one-year term and provides for an annual salary of $250,000, effective February 7, 1996. Upon the expiration of the initial employment term on February 7, 1997, the agreement provides for automatic extensions on a month-to-month basis, unless terminated by either party upon 30 days advance written notice. Mr. Hovnanian is continuing to serve as Chairman, President and Chief Executive Officer pursuant to the terms of this employment agreement.

      We entered into an employment agreement effective June 1, 1999 with Mr. Michael Bacon. The agreement provides that Mr. Bacon will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $137,500, subject to periodic review, and bonuses aggregating $37,500 and an increase in annual salary to $175,000 based on the executive's attainment of certain performance goals. Under this agreement, Mr. Bacon was granted 100,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 25,000 options become exercisable each six months after June 1, 1999. Effective January 15, 2001, Mr. Bacon's salary was increased to $175,000.

      We entered into an employment agreement effective September 5, 2000 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $175,000, subject to periodic review, and annual bonuses aggregating $50,000 based on the executive's attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 225,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 18,750 of these options were fully vested and immediately exercisable at the date of grant. Of the balance, 18,750 options become exercisable each three months after September 5, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 21, 2001 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                                                                Common Stock
                                                                Beneficially
                                                                 Owned (1)
                                                     -----------------------------------
               Beneficial Owner                           Number             Percent
- ------------------------------------------------     ------------------   --------------

Shant S. Hovnanian (2)(3).................                   3,878,929         19.1%
Vahak S. Hovnanian (4)(5).................                   2,861,655         14.1
William F. Leimkuhler (6).................                      43,500          *
Jeffrey Najarian (7)(8)...................                     948,181          4.7
Michael Bacon (9) ........................                      75,000          *
John A Kallassy (10) .....................                     111,250          *
XO Communications, Inc. (11)..............                   2,000,000          9.9

All Directors and Executive Officers as a
   group (total 6 persons)................                   7,918,515         39.0%

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

      (4) Includes options to purchase 45,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2001 Annual Meeting.

      (5) Includes 55,431 and 22,175 shares of Common Stock which Mr. Vahak S. Hovnanian is required to sell upon the exercise of outstanding warrants at a per share exercise price of $13.16 and $11.28, respectively. It also includes 100,000 shares of Common Stock that Mr. Hovnanian donated to The Vahak and Paris Hasmig Foundation, Inc. that Mr. Hovnanian controls, as well as 312,655 shares of Common Stock given to his wife, Paris Hasmig Hovnanian.

      (6) Includes options to purchase 43,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2001 Annual Meeting.

      (7) Includes options to purchase 30,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2001 Annual Meeting.

      (8) Includes 918,181 shares of Common Stock owned by Starpoint Solutions, Inc., of which Mr. Najarian is the Chief Executive Officer. Mr. Najarian disclaims beneficial ownership of these shares.

      (9) Includes options to purchase 75,000 shares of Common Stock pursuant to Mr. Bacon's employment agreement, which are fully vested and exercisable.

      (10) Includes options to purchase 56,250 shares of Common Stock pursuant to Mr. Kallassy's employment agreement, which are fully vested and exercisable.

      (11) Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use its best efforts to cause an XO representative to be elected to the Company's Board. To date, XO has not exercised this right.

Stockholders Agreements.

      Verizon Communications, formerly Bell Atlantic Corporation, has the right to appoint one director to the Board, so long as Verizon shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis. To date, Verizon has not exercised this right.

      Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use its best efforts to cause an XO Communications, Inc. representative to be elected to the Company's Board. To date, XO has not exercised this right.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CT&T License Agreement. Shant S. Hovnanian, our Chairman of the Board, President and Chief Executive Officer, Vahak S. Hovnanian, a Director of the Company, and Bernard B. Bossard, a former Director and officer of the Company, are 80% controlling owners of CT&T. We have operated our super high-speed broadband wireless network under a technology license from CT&T. See Item 1. Business - 'Patent portfolio relating to high-speed wireless communications' and 'Risk Factors' for additional information on the Founders' agreement in principle to contribute their 80% in CT&T to us.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)   Consolidated Financial Statements                                  Page(s)
                                                                         ------

      Report of Independent Accountants..................................  27

      Consolidated Balance Sheets as of December 31, 2000 and 1999.......  28

      Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998.................................  29

      Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2000, 1999 and 1998...............  30

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998.................................  31

      Notes to Consolidated Financial Statements.........................  32-39

(b) Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2000.

(c) Exhibits

      3.1a  Certificate of Incorporation. (1)

      3.1b Certificate of Ownership and Merger of CVUSA Merger Corporation With and Into Cellularvision USA, Inc. (2)

      3.2   By-laws. (1)

      4.1   Form of Common Stock Certificate. (1)

      4.2 Stockholders Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian. (1)

      4.3 Form of Rights Agreement between SPEEDUS.COM, Inc. and Equiserve Trust Company, N.A., as Rights Agent. The Rights Agreement includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of SPEEDUS.COM, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock. (3)

      10.1 Amended and Restated License Agreement, together with Addendum to License Agreement, each dated as of July 7, 1993, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision of New York, L.P. and certain amendments and supplements thereto. (1)

      10.2a CellularVision USA, Inc. 1995 Stock Incentive Plan. (1)

      10.2b CellularVision USA, Inc. 1995 Stock Incentive Plan. (Amended and
            Restated as of December 2, 1998) (4)

      10.2c CellularVision USA, Inc. 1995 Stock Incentive Plan. (Amended and
            Restated as of June 2, 2000) (5)

      10.3 Employment Agreement, dated as of October 18, 1995, between CellularVision USA, Inc. and Shant S. Hovnanian. (1)

      10.4 Intercompany Agreement, dated January 12, 1996, by and among CellularVision USA, Inc., CellularVision Technology &
            Telecommunications, L.P., CellularVision of New York, L.P., Shant S. Hovnanian, Bernard B. Bossard and Vahak S. Hovnanian. (1)

      10.5 Second Addendum to License Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision of New York, L.P. (1)

      10.6 Corporate Name License and Grant of Future Licenses Agreement, dated as of January 12, 1996, by and between CellularVision Technology & Telecommunications, L.P. and CellularVision USA, Inc. (1)

      10.7 Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto. (1)

      10.8 Master Amendment Agreement, dated as of October 8, 1993, by and among Vahak S. Hovnanian, Shant S. Hovnanian, Bernard B. Bossard, Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XIII, Inc. and Philips PGNY Corp. (1)

      10.9 Second Master Amendment Agreement, dated as of December 29, 1993, by and among Hye Crest Management, Inc., Suite 12 Group, CellularVision of New York, L.P., CellularVision Technology & Telecommunications, L.P., Bell Atlantic Ventures XXIII, Inc., Philips PGNY Corp., Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment) of Morgan Guaranty Trust Company of New York, and as Investment Manager and Agent for an Institutional Investor. (1)

      10.10 Agreement of Lease, dated May 9, 1994, by and between Cellular Vision of New York and New York City Economic Development Corporation and Sublease, dated March 8, 1995, between CellularVision of New York, L.P. and Harvard Fax, Inc. (1)

      10.11 Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P., Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S. Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

      10.12 Stock Purchase Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (6)

      10.13 Strategic Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (6)

      10.14 Amended and Restated Agreement to Assign LMDS License, dated as of June 13, 1999, between SPEEDUS.COM. Inc., SPEEDUSNY, L.P. and NEXTLINK Communications, Inc. (7)

      10.15 Share Exchange Agreement, dated as of June 30, 2000, among SPEEDUS.COM, Inc., TIS Worldwide, Inc. and Daniel Doyon (8)

      21    Subsidiaries of SPEEDUS.COM, Inc. (1)

      23.1  Consent of PricewaterhouseCoopers LLP (9)

      24.1  Powers of Attorney (9)

      27    Financial Data Schedule (9)

- -------------------

      (1) Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

      (2) Incorporated by reference to the Company's Form 10-K filed on March 31, 1999.

      (3) Incorporated by reference to the Company's Form 8-K filed on January 16, 2001.

      (4) Incorporated by reference to the Company's Definitive Proxy Statement filed on August 30, 1999.

      (5) Incorporated by reference to the Company's Definitive Proxy Statement filed on June 30, 2000.

      (6) Incorporated by reference to the Company's Form 8-K filed on June 28, 1999.

      (7) Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

      (8) Incorporated by reference to the Company's Form 8-K/A filed on July 17, 2000.

      (9)   Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SPEEDUS.COM, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SPEEDUS.COM, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New York, New York
April 2, 2001

                                SPEEDUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                             -----------------------------
                                                                  2000             1999
                                                             -----------      ------------
                                 ASSETS
Current assets:
      Cash and cash equivalents                             $ 38,594,815      $ 44,613,101
      Marketable securities                                       68,166                --
      Due from broker                                            624,790                --
      Prepaid expenses and other                                  62,098            50,000
      Due from affiliates                                         93,112            93,112
      Accounts and other receivables                              94,816             8,064
                                                            ------------      ------------
      Total current assets                                    39,537,797        44,764,277
Property and equipment, net of accumulated
  depreciation of $9,198,902 and $8,092,906                    8,659,977        10,958,977
Goodwill, net of accumulated
  amortization of $1,185,724 in 2000                           6,048,889                --
Other intangible assets, net of accumulated
  amortization of $173,214 in 2000                             2,196,786                --
Other assets                                                   1,184,735            46,036
                                                            ------------      ------------
      Total assets                                          $ 57,628,184      $ 55,769,290
                                                            ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $    270,202      $    554,739
      Accrued liabilities                                      1,532,542         1,065,236
      Securities sold and not repurchased                        952,032                --
      Other current liabilities                                   18,005           138,937
      Current portion of notes payable                                --           210,938
                                                            ------------      ------------
      Total current liabilities                                2,772,781         1,969,850

Commitments and Contingencies                                         --                --

Stockholders' equity:
      Common stock ($.01 par value; 40,000,000
        shares authorized; 21,034,838 and 19,670,959
        shares issued)                                           210,348           196,710
      Preferred stock ($.01 par value; 20,000,000
        shares authorized):
           Series A Convertible ($1,000 stated value;
             10,000 shares authorized; no shares issued               --                --
             and outstanding)
      Additional paid-in-capital                              90,292,432        79,875,699
      Treasury stock (at cost; 309,800 shares in 2000)          (305,741)               --
      Accumulated deficit                                    (35,341,636)      (26,272,969)
                                                            ------------      ------------
      Stockholders' equity                                    54,855,403        53,799,440
                                                            ------------      ------------
      Total liabilities and stockholders' equity            $ 57,628,184      $ 55,769,290
                                                            ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the years ended December 31,
                                                ------------------------------------------------
                                                     2000             1999              1998
                                                ------------      ------------     -------------
Revenues                                        $    105,395      $    612,135      $  3,647,671
                                                ------------      ------------      ------------

Expenses:
      Selling, general and administrative          7,190,809         5,425,535         9,690,439
      Depreciation and amortization                4,697,823         2,778,623         6,174,393
      Service costs                                       --                --         1,479,360
      Bad debts                                           --                --           730,050
                                                ------------      ------------      ------------
      Total operating expenses                    11,888,632         8,204,158        18,074,242
                                                ------------      ------------      ------------

Operating loss                                   (11,783,237)       (7,592,023)      (14,426,571)

Equity in loss of associated company                (569,782)         (350,722)               --
Settlement of litigation                            (282,500)               --                --
Other income                                          99,856           623,804                --
Interest and investment income                     3,485,804         1,300,469           110,719
Unrealized gains/(losses) on investments             (10,015)               --                --
Interest expense and financing fees                   (8,793)          (22,590)       (2,475,247)
                                                ------------      ------------      ------------

Loss before gain on assignment of spectrum,
   intellectual property settlement
  and provision for income taxes                  (9,068,667)       (6,041,062)      (16,791,099)

Gain on assignment of spectrum                            --        19,442,000        28,066,109
Intellectual property settlement                          --        (2,425,000)               --
                                                ------------      ------------      ------------

Earnings/(loss) before provision for
  income taxes                                    (9,068,667)       10,975,938        11,275,010

Provision for income taxes                                --           330,000           302,000
                                                ------------      ------------      ------------

Net earnings/(loss)                             $ (9,068,667)     $ 10,645,938      $ 10,973,010
                                                ============      ============      ============


Per share:
Basic earnings (loss) per common share          $      (0.44)     $       0.58      $       0.59
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   20,445,586        18,465,974        16,551,417
                                                ============      ============      ============

Diluted earnings (loss) per common share        $      (0.44)     $       0.57      $       0.57
                                                ============      ============      ============
Weighted average common shares
    outstanding                                   20,445,586        18,680,082        17,612,443
                                                ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, INC.
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Total
                                   Common         Preferred      Additional       Treasury     Accumulated     Shareholders'
                                    Stock           Stock      Paid-in-capital     Stock        Deficit           Equity
                                 -------------  ------------  -----------------  ---------   ---------------   --------------
Balance, January 1, 1998          $ 160,000      $       --     $ 58,267,533     $      --    $(46,737,829)     $ 11,689,704

Issuance of common stock              1,100                                                                            1,100

Issuance of preferred stock                       3,500,000                                                        3,500,000

Conversion of secured note            8,837                          491,163                                         500,000

Conversion of preferred stock         1,421         (37,000)          35,579                                              --

Dividends on preferred stock             21                              507                       (88,728)          (88,200)

Redemption of preferred stock                    (3,463,000)                                    (1,065,360)       (4,528,360)

Retirement of common stock              (65)                              65                                              --

Net earnings                                                                                    10,973,010        10,973,010
                                  ---------      ----------     ------------     ---------    ------------      ------------

Balance, December 31, 1998          171,314              --       58,794,847            --     (36,918,907)       22,047,254

Issuance of common stock             25,396                       20,407,852                                      20,433,248

Common stock issuance costs                                         (558,000)                                       (558,000)

Stock based compensation                                           1,231,000                                       1,231,000

Net earnings                                                                                    10,645,938        10,645,938
                                  ---------      ----------     ------------     ---------    ------------      ------------

Balance, December 31, 1999          196,710              --       79,875,699            --     (26,272,969)       53,799,440

Issuance of common stock             13,638                        8,919,733                                       8,933,371

Repurchase of common stock                                                        (305,741)                         (305,741)

Stock based compensation                                           1,497,000                                       1,497,000

Net loss                                                                                        (9,068,667)       (9,068,667)
                                  ---------      ----------     ------------     ---------    ------------      ------------

Balance, December 31, 2000        $ 210,348      $       --     $ 90,292,432     $(305,741)   $(35,341,636)     $ 54,855,403
                                  =========      ==========     ============     =========    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the years ended December 31,
                                                            --------------------------------------------------
                                                                 2000               1999              1998
                                                            ---------------    --------------    -------------
Cash flows from operating activities:
      Net earnings/(loss)                                     $ (9,068,667)     $ 10,645,938      $ 10,973,010
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                         4,697,823         2,778,623         6,174,393
           Stock based compensation                                844,000           615,000                --
           Equity in loss of associated company                    569,782           350,722                --
           Settlement of litigation                                282,500                --                --
           Amortization of placement fees                               --                --            65,590
           Provision for doubtful accounts                              --                --           730,050
           Gain on assignment of spectrum                               --       (19,442,000)      (28,066,109)
           Noncash increase in notes payable                            --                --           250,000
           Changes in assets and liabilities:
               Marketable securities                               (68,166)               --                --
               Due from broker                                    (624,790)               --                --
               Due from affiliates                                      --            (6,668)           94,568
               Prepaid expenses and other                          (12,098)          (26,652)           88,710
               Accounts receivable                                 (86,752)           (8,064)          503,451
               Other assets                                       (485,699)           21,129           104,646
               Notes receivable                                         --                --           171,245
               Accounts payable                                   (284,537)       (1,964,606)          646,028
               Other current liabilities                          (120,932)          (64,875)          201,051
               Securities sold and not repurchased                 952,032                --                --
               Accrued liabilities                                 467,306           257,737        (1,285,649)
                                                              ------------      ------------      ------------
                    Net cash used in operating activities       (2,938,198)       (6,843,716)       (9,349,016)
                                                              ------------      ------------      ------------
Cash flows from investing activities:
      Net proceeds from assignment of spectrum                          --        19,750,000        31,041,378
      Property and equipment additions                          (1,039,885)         (901,232)       (1,174,898)
      Investment in associated company                            (954,957)         (350,722)               --
      Intangible assets                                           (570,000)               --                --
                                                              ------------      ------------      ------------
                    Net cash provided by (used in)
                      investing activities                      (2,564,842)       18,498,046        29,866,480
                                                              ------------      ------------      ------------
Cash flows from financing activities:
      Proceeds from exercise of options and warrants                 1,433           433,248                --
      Repurchase of stock                                         (305,741)               --                --
      Proceeds from sale of stock                                       --        19,750,000         3,501,100
      Proceeds from notes payable                                       --                --         4,691,147
      Repayment of notes payable                                  (210,938)         (126,562)      (11,598,807)
      Redemption of preferred stock                                     --                --        (4,616,560)
                                                              ------------      ------------      ------------
                    Net cash (used in) provided by
                      financing activities                        (515,246)       20,056,686        (8,023,120)
                                                              ------------      ------------      ------------
                    Net increase (decrease) in cash
                       and cash equivalents                     (6,018,286)       31,711,016        12,494,344

Cash and cash equivalents, beginning of period                  44,613,101        12,902,085           407,741
                                                              ------------      ------------      ------------

Cash and cash equivalents, end of period                      $ 38,594,815      $ 44,613,101      $ 12,902,085
                                                              ============      ============      ============

Supplemental Cash Flow Disclosures:
      Cash paid for interest during the period                $      8,793            22,238      $  1,161,379
                                                              ============      ============      ============
      Cash paid for income taxes during the period            $         --      $    302,000      $         --
                                                              ============      ============      ============
Noncash transactions - common stock:
      Issued for convertible debt                             $         --      $         --      $    500,000
                                                              ============      ============      ============
      Issued for intangible assets                            $  1,800,000      $         --      $         --
                                                              ============      ============      ============
      Issued/contingently issuable for acquisition            $  6,849,438      $         --      $         --
                                                              ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      SPEEDUS.COM, Inc. ("SPEEDUS.COM"), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. ("CVUS") to combine the ownership of predecessor companies that were under common control. In January 1999, through a 'short form merger' as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM. Unless the context requires otherwise, the term Company includes SPEEDUS.COM and its wholly owned subsidiaries.

Business and FCC License

      The Company is developing and providing wireless data services that enable and enhance the use of Internet-based content on mobile devices. The Company has expanded its wireless data services to include products and services that enable businesses to communicate efficiently and effectively with their mobile workforce and customers in real time through a wide variety of mobile computing and communications devices. In addition, the Company maintains a web site that provides Internet users with information about high-speed Internet access. The Company also owns fixed wireless spectrum in the New York City metropolitan area that it may commercialize in the future to support high-speed, or broadband, Internet access service.

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to the Company in recognition of its efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, the Company's pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not expected to occur prior to 2002.

      In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company terminated its subscription television service. In October 1999, the Company assigned an additional 150 MHz of spectrum.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of SPEEDUS.COM and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's share of earnings or losses of associated companies, that are 20% to 50% owned, is included in the consolidated operating results using the equity method of accounting.

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

Cash and Cash Equivalents

      The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted of commercial paper and money market funds.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $628,000, unrealized losses were $560,000 and the carrying value was $68,000. There were no investments in marketable securities at December 31, 1999.

      During the year ended December 31, 2000, realized gains in the amount of $797,000 were recorded and included in Interest and Investment Income in the accompanying Consolidated Statements of Operations. Realized gains and losses during the years ended December 31, 1999 and 1998 were not material.

Securities sold but not purchased

      The Company may sell equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount shown on the balance sheet as 'Securities sold but not purchased' represents the value of these securities at fair market value. At December 31, 2000, the Company had sold securities it had not purchased. The aggregate proceeds were $1,502,000, unrealized gains were $550,000 and the market value of the securities was $952,000.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash equivalents and marketable securities. These instruments are potentially subject to concentrations of credit risk but this risk is limited due to diversification and investments being made in investment grade securities.

Property and Equipment

      Transmission and headend equipment, customer premises equipment, office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to seven years.

      Through the quarter ended September 30, 2000, fiber optic lines were depreciated over an estimated useful life of 40 years. Commencing with the quarter ended December 31, 2000, the Company considers the remaining useful life to be ten years and accounted for this determination as a change in an estimate. The effect of this change is not material.

      Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized certain internal use software and Web site development costs. These costs are depreciated using the straight-line method over an estimated useful life of two years.

      Through the year ended December 31, 1998, in connection with the Company's subscription television service, subcontractor labor and materials incurred in connection with the installation of customer premises equipment were capitalized and depreciated over the shorter of the estimated average period that the subscribers were expected to remain connected to the Company's system, or five years. Depreciation on customer premises equipment commenced the month following installation of the equipment. In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company terminated its subscription television service. As a result, the Company wrote off property and equipment with a carrying value aggregating approximately $2,842,000, which amount has been included in 'Gain on assignment of spectrum' in 1998.

      When assets are fully depreciated, it is the Company's policy to remove the costs and related accumulated depreciation from its books and records.

Long-lived assets

      The Company periodically evaluates the net realizable value of long-lived assets, including fixed assets and other assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Goodwill and Other Intangible Assets

      Goodwill, the excess of cost over the net assets of Speedia, LLC (see Note
4) at the time of acquisition, is amortized on a straight-line basis over three years.

      Other intangible assets consist of the cost of a software license, which is being amortized over its estimated useful life of three years, and a patent, which is being amortized over its remaining life of fourteen years at the time of acquisition.

      Through the year ended December 31, 1998, in connection with the Company's subscription television service, the costs of field studies to determine line-of-sight transmission capabilities were capitalized and amortized over five years by the straight-line method. If a site was abandoned or deemed inoperable, all costs associated with that site were charged to expense. As a result of the termination of its subscription television business in 1998, the Company wrote off intangible assets with a carrying value of approximately $133,000, which amount has been included in 'Gain on assignment of spectrum' in 1998.

Revenue Recognition

      Revenue is recognized when earned. Through the year ended December 31, 1998, the majority of the Company's revenues to date were derived from subscriber fees from the Company's subscription television service, billed one month in advance and recorded as revenue in the period in which the service was provided. Deferred revenue associated with advance billings was recorded as a current liability. In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company terminated its subscription television service.

Debt Placement Fees

      Unamortized debt issuance costs were amortized over the term of the related debt by the effective interest rate method.

Income Taxes

      As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of assets and liabilities existing at the time of the consummation of the incorporation transactions immediately prior to the Company's initial public offering in 1996.

      As of December 31, 2000, the Company has a deferred tax asset of approximately $18.1 million and an offsetting valuation allowance of the same amount. As of December 31, 1999 and 1998, the Company recorded a deferred tax asset of approximately $9.1 million and $14.2 million, respectively, primarily related to operating losses and the difference between the book and tax basis of the Company's investment in CVNY. An offsetting valuation allowance of $9.1 million and $14.2 million, respectively, was established as the Company had no ability to carryback its losses and a limited earnings history. For the years ended December 31, 1999 and 1998, the Company has recorded a provision for income tax of $330,000 and $302,000, respectively, relating to Federal and State Alternative Minimum Taxes. This provision was calculated after recognizing a deferred tax benefit of approximately $5,000,000 in each year relating to carryforward losses.

      For the years ended December 31, 1999 and 1998, the provision for taxes was comprised of $235,000 and $302,000, respectively, for federal taxes and $95,000 and $124,000 (the latter included in selling, general and administrative expenses), respectively, for state taxes.

      A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

                                                        2000     1999     1998
                                                        ----     ----     ----
      Statutory rate                                    (34%)     34%      34%
      Permanent difference - stock based compensation     3%       2%       --
      State income taxes, net of federal benefit         (3%)      1%       --
      Change in valuation allowance                      34%     (34%)    (31%)
                                                        ----     ----     ----

      Effective rate                                     --%       3%       3%
                                                        ====     ====     ====

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $38.2 million. If not utilized, the net operating loss carryforwards will expire in various amounts through 2021.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the year ended December 31, 2000, basic and diluted net loss available for common shareholders was equal to net loss. Stock options and warrants have been excluded from the diluted loss per share since their effect would be antidilutive.

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

3. Related Party Transactions

CT&T License Agreement

      In July 1993, the Company entered into a license agreement with CellularVision Technology and Telecommunications, L.P. ("CT&T") for use of certain patented technologies owned by CT&T and for CT&T know-how related to the LMDS technology. CT&T is 80% owned by Shant S. Hovnanian, the Chairman of the Board, President, and Chief Executive Officer of the Company, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former officer and director of the Company, (collectively, the "Founders"). The license agreement granted the Company the right to utilize the licensed LMDS technology. Under the license agreement, CT&T earned a royalty equal to 7.5% of gross revenues on a quarterly basis. The license was to remain in effect until either the expiration, revocation or invalidation of CT&T patent rights directly related to the operation of the Company's system, or the year 2028, subject to earlier termination upon the occurrence of certain events. The license fee was $288,000 for the year ended December 31, 1998. There were no license fees for the years ended December 31, 1999 or 2000.

      Under the license agreement, CT&T may charge the Company a fee of up to 2.5% of the value of equipment purchased through CT&T, and the Company's ability to procure capital equipment relating to its system from sources other than CT&T had been limited. Pursuant to an amendment dated January 12, 1996, subject to certain conditions and except for outstanding purchase orders, the Company is under no obligation to continue to purchase equipment or supplies from CT&T, although it may continue to do so. The total amount of equipment purchased from CT&T for the year ended December 31, 1999 was $563,000. No equipment was purchased from CT&T during 1998 or 2000.

      See Note 9 for additional information on CT&T.

4. Acquisition

      On June 30, 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to Speedia's selling shareholders, Starpoint Solutions, Inc. (formerly TIS Worldwide, Inc.) and Daniel Doyon (collectively, the "Sellers).

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.8 million (including the value of shares issuable and contingently issuable as discussed below), over the fair value of the net assets acquired was approximately $7.2 million which has been recorded as goodwill and is being amortized over a period of 3 years.

      At December 31, 2000, the Company was obligated to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers since 90% of VisionStar Incorporated was not effectively contributed to the Company within 6 months from June 30, 2000. VisionStar, a company whose majority shareholder is Shant S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. A Special Committee of the Company's Board of Directors was evaluating Mr. Hovnanian's offer for the contribution of his interest in VisionStar to the Company. On September 22, 2000, the Company announced that discussions on the offer of Mr. Hovnanian have been terminated.

      In addition, an aggregate of an additional 183,334 shares will be issued to the Sellers if the Company's share price does not reach $10 per share within 180 days from February 9, 2001.

      Unaudited pro forma operating results of the Company as though the acquisition of Speedia had occurred on January 1, 1999, with adjustment to give effect to the amortization of goodwill, are as follows:

                                                                 Year ended December 31,
                                                                 -----------------------
                                                                 2000               1999
                                                                 ----                ----
       Revenues                                             $     129,765       $     612,819

       Operating loss                                       $ (14,060,088)      $ (10,713,719)

       Net earnings/(loss)                                  $ (10,863,736)      $   7,874,964

       Basic and diluted net earnings/(loss) per share      $       (0.51)      $        0.40


5. Property and Equipment

      Property and equipment consists of the following:

                                                                                        December 31,
                                                                             -------------------------------
                                                                                 2000                1999
                                                                              -----------         ----------
               Transmission and headend equipment.....................        $12,371,232         $11,770,012
               Customer premises equipment ...........................          2,041,294           3,618,008
               Leasehold improvements ................................          2,107,313           2,259,957
               Office equipment ......................................            613,030             542,967
               Fiber optics ..........................................            375,000             375,000
               Equipment deposits ....................................            351,010             485,939
                                                                               ----------          ----------
                                                                               17,858,879          19,051,883
               Less--accumulated depreciation ........................          9,198,902           8,092,906
                                                                               ----------          ----------
                               Property and equipment.................         $8,659,977         $10,958,977
                                                                               ==========         ===========

      Depreciation expense was approximately $3,430,000, $2,779,000 and $6,104,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Stockholders' Equity

Common Stock

      In July 1999, the Company issued 2,000,000 shares of its Common Stock to XO Communications, Inc. for $20,000,000.

Stock Options

      The Company's 1995 Stock Incentive Plan, as amended, (the "Plan") provides for the grant of various stock-based incentives, including non-qualified and incentive stock options. The Plan has reserved 2,250,000 shares of Common Stock of the Company for issuance to employees, directors and consultants, including an additional 500,000 shares approved by stockholders in each of 1999 and 2000.

      During 1998, a total of 91,700 non-qualified stock options were granted at an exercise price of $.89 and 191,600 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 148,250 options outstanding at December 31, 1998, all of which were exercisable, was $4.06 per share. At December 31, 1998, there were 1,101,750 shares available for future grant. During 1999, a total of 462,516 non-qualified stock options were granted at exercise prices ranging from $3.59 to $5.34 per share, 62,900 options were exercised and 7,250 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 540,616 options outstanding at December 31, 1999, 112,979 of which were exercisable, was $4.86 per share. At December 31, 1999, there were 1,046,484 shares available for future grant.

      During 2000, a total of 582,750 non-qualified stock options were granted at exercise prices ranging from $2.08 to $13.75 per share, 937 options were exercised and 70,335 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 1,052,094 options outstanding at December 31, 2000, 567,761 of which were exercisable, was $4.22 per share. At December 31, 2000, there were 1,034,069 shares available for future grant.

      The Company accounts for the cost of stock-based compensation plans in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Since all options to date have been granted at the market price per share on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the years ended December 31, 2000, 1999 and 1998. If the Company had determined compensation expense based upon the fair value at the date of grant in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been $1,154,000, $1,081,000 and $70,000 for the years ended December 31, 2000, 1999 and 1998, respectively. On a pro forma basis, for the years ended December 31, 2000, 1999 and 1998: (i) net earnings/(loss) would have been $(10,223,000), $9,565,000 and $10,900,000, respectively; (ii) basic earnings/(loss) per share would have been $(0.50), $0.52 and $0.59, respectively, and (iii) diluted earnings/(loss) per share would have been $(0.50), $0.51 and $0.57, respectively.

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during 2000 included a risk-free interest rate of 6.0%, an expected life of 4 years and a volatility factor of 125%.

Warrants

      Warrants to purchase up to 190,862 shares of Common Stock of the Company, issued in 1995, were outstanding at December 31, 2000. Of this amount, an aggregate of up to 113,256 shares were issuable by the Company, and 77,606 shares were issuable by Vahak S. Hovnanian, a director of the Company, from his Common Stock holdings. The warrants issued by the Company have a ten-year term and an exercise price ranging from $12.50 to $15.03 per share.

      During 1998, a total of 302,000 warrants were issued at exercise prices ranging from $.01 to $5 per share. No warrants were exercised. The warrants have five-year terms.

      During 1999, a total of 550,000 warrants were issued at exercise prices ranging from $1 to $4.97 per share and 377,000 warrants were exercised. The warrants have three to five-year terms.

      During 2000, a total of 125,000 warrants were issued at an exercise price of $4.78 per share. No warrants were exercised. The warrants have five-year terms.

      488,256 of the 713,256 outstanding warrants at December 31, 2000 have registration rights in respect of the shares of Common Stock issuable upon exercise.

      In connection with the issuance of warrants and grants of Common Stock, during the years ended December 31, 2000 and 1999, stock based compensation in the aggregate amounts of $844,000 and $1,231,000, respectively, for financial advisory and other services was recorded. These amounts are included in selling, general and administrative expenses in the amounts of $844,000 and $615,000 in 2000 and 1999, respectively, common stock issuance costs in the amount of $308,000 in 1999 and gain on assignment of spectrum in the amount of $308,000 in 1999.

7. Sale of Spectrum

      a. In October 1999, pursuant to an agreement dated June 13, 1999, as amended, between the Company and XO Communications, Inc. the Company consummated the assignment of 150 MHz of spectrum to XO for $20,000,000 in cash. The transaction was subject to regulatory approval, which was received. From July 1999 to

October 1999, pending regulatory approval of the license assignment, XO made monthly payments of approximately $172,000 to the Company. In connection with this transaction, the Company incurred closing costs and commissions in the aggregate amount of approximately $308,000.

      b. In November 1998, pursuant to an agreement dated July 10, 1998, as amended, between the Company and WinStar Communications, Inc. ("WinStar"), the Company consummated the assignment of 850 MHz of spectrum to WinStar for $32,500,000 in cash. The transaction was subject to regulatory and shareholder approval, both of which were received. At the time of closing, the Company repaid $3,500,000 which it had borrowed from WinStar in July 1998. The Company had used these loan proceeds to meet outstanding obligations and finance its operations pending the closing. As previously indicated, at the time of closing or shortly thereafter, the Company also repaid the Subordinated Exchange Notes held by Morgan Guaranty for an aggregate amount of $6,569,355, redeemed the Convertible Preferred Stock held by Marshall for an aggregate amount of $4,616,560 and repurchased the Secured Convertible Promissory Note held by Newstart for an aggregate amount of $1,093,339. In connection with this transaction, the Company paid an investment banking fee of $1,050,000 and incurred other closing costs in the aggregate amount of approximately $409,000. The assignment of spectrum required the Company to terminate its subscription television services. As a result, the Company wrote off property and equipment and intangible assets with a carrying value aggregating approximately $2,975,000, which amount has been included in 'Gain on assignment of spectrum'.

8. Commitments and Contingencies

Noncancellable Leases

      At December 31, 2000, future minimum lease payments due under noncancelable leases are as follows:

               2001.......................................    $  841,000
               2002.......................................       422,000
               2003.......................................       284,000
               2004.......................................       189,000
               2005.......................................       103,000
               Thereafter.................................       189,000
                                                              ----------
                            Total.........................    $2,028,000
                                                              ==========

      Rent expense was approximately $300,000, $295,000 and $766,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

10. Legal Proceedings

      The Company is subject to various claims and proceedings that occur in the ordinary course of business. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on its business.

11. Subsequent Events

      a. On January 11, 2001, the Company's Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights (the "Rights") will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock.

      Each Right generally will entitle stockholders, in certain circumstances, to buy one one-ten thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50.00. The Rights generally will be exercisable and transferable apart from the Common Stock only if a person or group acquires beneficial ownership of 17% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 17% or more of the Common Stock.

      If any person becomes the beneficial owner of 17% or more of the Company's Common Stock, then each Right not owned by a 17% or more stockholder or certain related parties will entitle its holder to purchase, at the right's then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's exercise price. In addition, if, after any person has become a 17% or more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.

      The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 17% or more of the Company's common stock. The Rights will expire on January 26, 2011.

      b. In January 2001, the Company and Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, co-invested in a new company, Zargis Medical Corp. Zargis was formed to develop and market advanced diagnostic decision support products and services for primary care physicians and other Healthcare professionals. Speedia Wireless, a wholly owned subsidiary of the Company, has signed an exclusive contract with Zargis to design and develop the wireless applications for Zargis, as well as provide transaction processing to support the commercial rollout of Zargis' cardiac diagnostic products.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 2, 2001.

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

                Signature                                                         Title                     Date
                ---------                                                         -----                     ----


s/s     Shant S. Hovnanian                                Chairman of the Board of Directors,           April 2, 2001
- --------------------------------------------              President and Chief Executive and Chief
Shant S. Hovnanian                                        Financial Officer



        *                                                 Controller and Chief Accounting Officer       April 2, 2001
- -------------------------------------------
Angela M. Vaccaro


       *                                                  Director                                      April 2, 2001
- ------------------------------------------
Vahak S. Hovnanian


        *                                                 Director                                      April 2, 2001
- -------------------------------------------
 William F. Leimkuhler


       *                                                  Director                                      April 2, 2001
- --------------------------------------------
Jeffrey Najarian


* By: s/s Shant S. Hovnanian
- -------------------------------------------
Attorney-in-fact