Form 10-Q
period 2001-03-31
SPEEDUS COM INC
filed 2001-05-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582

                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3853788

   ------------------------                             -------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        140 58th Street, Suite 7E
            Brooklyn, New York                                  11220

        --------------------------                            ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of May 7, 2001 was 20,333,438.

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (unaudited)
          and December 31, 2000...........................................     3

          Consolidated Statements of Operations (unaudited) for the
          Three Months Ended March 31, 2001 and 2000......................     4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 2001 and 2000......................     5

          Notes to Consolidated Financial Statements (unaudited)..........   6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  8-10

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk......    10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...............................................    11

ITEM 2 -- Changes in Securities...........................................    11

ITEM 3 -- Defaults Upon Senior Securities.................................    11

ITEM 4 -- Submission of Matters to a Vote of Security Holders.............    11

ITEM 5 -- Other Information...............................................    11

ITEM 6 -- Exhibits and Reports on Form 8-K................................    11

Signature Page............................................................    12

ITEM 1. Financial Statements

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,     December 31,
                                                               2001            2000
                                                           ------------    ------------
                                                           (unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                              $ 43,242,854    $ 38,594,815
    Marketable securities                                        66,996          68,166
    Due from broker                                           1,315,772         624,790
    Prepaid expenses and other                                    6,345          62,098
    Due from affiliates                                          93,112          93,112
    Accounts and other receivables                               95,408          94,816
                                                           ------------    ------------
    Total current assets                                     44,820,487      39,537,797
Property and equipment, net of accumulated
  depreciation of $9,240,790 and $9,198,902                   7,976,965       8,659,977
Goodwill, net of accumulated
  amortization of $1,790,613 and $1,185,724                   5,444,000       6,048,889
Other intangible assets, net of accumulated
  amortization of $235,179 and $173,214                       2,134,821       2,196,786
Other assets                                                  1,037,373       1,184,735
                                                           ------------    ------------
    Total assets                                           $ 61,413,646    $ 57,628,184
                                                           ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $    300,250    $    270,202
    Accrued liabilities                                       1,506,532       1,532,542
    Securities sold and not purchased                         2,955,051         952,032
    Other current liabilities                                    18,439          18,005
                                                           ------------    ------------
    Total current liabilities                                 4,780,272       2,772,781

Commitments and Contingencies                                        --              --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 21,184,838 and 21,034,838
      shares issued)                                            211,848         210,348
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued                 --              --
           and outstanding)
    Additional paid-in-capital                               90,290,932      90,292,432
    Treasury stock (at cost; 883,700 and 309,800 shares)     (1,004,034)       (305,741)
    Accumulated deficit                                     (32,865,372)    (35,341,636)
                                                           ------------    ------------
    Stockholders' equity                                     56,633,374      54,855,403
                                                           ------------    ------------
    Total liabilities and stockholders' equity             $ 61,413,646    $ 57,628,184
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
Revenues                                            $     24,504    $     35,402
                                                    ------------    ------------

Expenses:
    Selling, general and administrative                2,022,662       1,244,773
    Depreciation and amortization                      1,384,225         833,023
                                                    ------------    ------------
    Total operating expenses                           3,406,887       2,077,796
                                                    ------------    ------------

Operating loss                                        (3,382,383)     (2,042,394)

Unrealized gains/(losses) on investments               5,006,645        (118,515)
Interest and investment income                           872,014         719,420
Equity in loss of associated company                     (20,012)       (233,314)
Interest expense and financing fees                           --          (3,679)
                                                    ------------    ------------

Earnings/(loss) before provision for income taxes      2,476,264      (1,678,482)

Provision for income taxes                                    --              --
                                                    ------------    ------------

Net earnings/(loss)                                 $  2,476,264    $ (1,678,482)
                                                    ============    ============


Per share:
Basic earnings/(loss) per common share              $       0.12    $      (0.08)
                                                    ============    ============
Weighted average common shares
    outstanding                                       20,323,766      19,788,357
                                                    ============    ============

Diluted earnings/(loss) per common share            $       0.12    $      (0.08)
                                                    ============    ============
Weighted average common shares
    outstanding                                       20,451,256      19,788,357
                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Cash flows from operating activities:
     Net earnings/(loss)                                               $  2,476,264    $ (1,678,482)
     Adjustments to reconcile net earnings/(loss) to
       net cash used in operating activities:
         Depreciation and amortization                                    1,384,225         833,023
         Stock based compensation                                           326,500          83,500
         Equity in loss of associated company                                20,012         233,314
         Changes in assets and liabilities:
             Marketable securities                                            1,170        (605,696)
             Due from broker                                               (690,982)             --
             Prepaid expenses and other                                      55,753              --
             Accounts and other receivables                                    (592)            282
             Other assets                                                       850          (9,369)
             Accounts payable                                                30,048        (100,143)
             Accrued liabilities                                            (26,010)         84,427
             Securities sold and not purchased                            2,003,019              --
             Other current liabilities                                          434        (138,937)
                                                                       ------------    ------------

                 Net cash provided by/(used in) operating activities      5,580,691      (1,298,081)
                                                                       ------------    ------------

Cash flows from investing activities:
     Investment in associated company                                      (200,000)       (233,314)
     Property and equipment additions                                       (34,359)       (762,608)
     Intangible assets                                                           --        (270,000)
                                                                       ------------    ------------

                 Net cash used in investing activities                     (234,359)     (1,265,922)
                                                                       ------------    ------------

Cash flows from financing activities:
     Repurchase of stock                                                   (698,293)             --
     Proceeds from exercise of stock options                                     --           1,433
     Repayment of notes payable                                                  --         (42,187)
                                                                       ------------    ------------

                 Net cash used in financing activities                     (698,293)        (40,754)
                                                                       ------------    ------------

                 Net increase/(decrease) in cash
                    and cash equivalents                                  4,648,039      (2,604,757)

Cash and cash equivalents, beginning of period                           38,594,815      44,613,101
                                                                       ------------    ------------

Cash and cash equivalents, end of period                               $ 43,242,854    $ 42,008,344
                                                                       ============    ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period                          $         --    $      4,313
                                                                       ============    ============

Non cash transactions:
     Common stock issued for intangible assets                         $         --    $  1,800,000
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

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2001, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $73,000, unrealized losses were $6,000 and the carrying value was $67,000.

      During the quarters ended March 31, 2001 and 2000, realized gains in the amounts of $306,000 and $106,000, respectively, were recorded and included in Interest and Investment Income in the accompanying Consolidated Statements of Operations.

Securities sold but not purchased

      The Company may sell equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as 'Securities sold but not purchased' represent the value of these securities at fair market value. At March 31, 2001, the Company had sold securities it had not purchased. The aggregate proceeds were $7,968,000, unrealized gains were $5,013,000 and the market value of the securities was $2,955,000.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarters ended March 31, 2001 and 2000, basic and diluted net earnings/(loss) available for common shareholders was equal to net earnings/(loss).

      For the quarter ended March 31, 2001, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amounts of 5,693 and 121,797 for the assumed exercise of stock options and warrants, respectively, to the weighted average shares outstanding for basic earnings per share for a total of 20,451,256 weighted average shares outstanding for diluted earnings per share. For the quarter ended March 31, 2000, stock options and warrants have been excluded from the diluted loss per share since their effect would be antidilutive.

2. Acquisition and Investment in Associated Company

      a. On June 30, 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to Speedia's selling shareholders, Starpoint Solutions, Inc. (formerly TIS Worldwide, Inc.) and Daniel Doyon (collectively, the "Sellers").

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.8 million (including the value of contingent shares, as discussed below), over the fair value of the net assets acquired was approximately $7.2 million which has been recorded as goodwill and is being amortized over a period of 3 years.

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

      Unaudited pro forma operating results of the Company for the three months ended March 31, 2000, as though the acquisition of SPEEDIA had occurred on January 1, 2000, with adjustment to give effect to the amortization of goodwill, are as follows:

            Revenues                                      $     59,695

            Operating loss                                $ (3,087,783)

            Net loss                                      $ (2,579,252)

            Basic and diluted net loss per share          $      (0.12)

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

3. Stockholders' Equity

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

4. Legal Proceedings

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2000.

Information Relating to Forward-Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may effect the Company's financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-Q regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      Currently, we are also conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service and, at March 31, 2001, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues decreased $10,000 from $35,000 for the three months ended March 31, 2000 to $25,000 for the three months ended March 31, 2001. The revenues for these periods reflect the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center. The Company intends to continue this pilot program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.

      Selling, general and administrative expenses increased $778,000 from $1,245,000 for the three months ended March 31, 2000 to $2,023,000 for the three months ended March 31, 2000. This increase is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, a facilities-based wireless application service provider, which the Company did not already own. This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased as a result of increases in compensation expense as a result of additions to senior management, including research and development and the Company's Portal, and legal expenses in connection with Intellectual Property matters.

      Depreciation and amortization increased $551,000 from $833,000 for the three months ended March 31, 2000 to $1,384,000 for the three months ended March 31, 2001. $605,000 of this net increase is a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000 discussed above. This goodwill is being amortized over a period of three years.

      Unrealized gains/(losses) on investments increased $5,126,000 from net unrealized losses of $119,000 for the three months ended March 31, 2000 to net unrealized gains of $5,007,000 for the three months ended March 31, 2001. The amount of these unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Interest and investment income increased $153,000 from $719,000 for the three months ended March 31, 2000 to $872,000 for the three months ended March 31, 2001. $200,000 of this net increase is the result of an increase in the amount of realized gains from investments. Realized gains were $106,000 for the three months ended March 31, 2000 compared to $306,000 for the three months ended March 31, 2001.

      Equity in loss decreased $213,000 from $233,000 for the three months ended March 31, 2000 to $20,000 for the three months ended March 31, 2001. The 2000 period primarily reflects the Company's 45% interest in Speedia's operations, accounted for under the equity method. As discussed above, subsequent to June 30, 2000, upon the acquisition of the remaining 55% interest in Speedia, the results of operations of Speedia are included in the consolidated statements of operations. The 2001 period reflects the Company's current 50% interest in Zargis Medical Corp.'s operations, accounted for under the equity method. In January 2001, the Company and Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, acquired equal stakes in Zargis, formerly Sound Diagnostics, Inc., as a result of their seed funding of Zargis. Zargis was formed to develop and market advanced diagnostic decision support products and services for primary care physicians and other Healthcare professionals. Zargis is currently focusing on technology to assist the primary care physician in the detection of valvular heart disease, by identifying cases that might otherwise go undetected and by improving the recognition of innocent heart murmurs, thereby reducing the number of unnecessary referrals for more expensive diagnostic evaluations. Speedia has signed an exclusive contract with Zargis to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis' cardiac diagnostic products.

      Net earnings amounted to $2,476,000 for the three months ended March 31, 2001 compared to a net loss of $1,678,000 for the three months ended March 31, 2000, primarily as a result of the unrealized gains from investments recognized by the Company during the 2001 period. These results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at March 31, 2001 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not repurchased, which are subject to equity price risk.

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

ITEM 2. CHANGES IN SECURITIES

      Note 3 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

            27* Financial Data Schedule

      b. Current Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on January 16, 2001 for an event specified in Item 5 of such report.

      *     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDUS.COM, Inc.


Date: May 15, 2001                      By: /s/ Shant S. Hovnanian
                                            ------------------------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board and Chief
                                        Executive Officer


Date: May 15, 2001                      By: /s/ Angela M. Vaccaro
                                            ------------------------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer