Form 10-Q
period 2001-06-30
SPEEDUS COM INC
filed 2001-08-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582


                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-3853788
----------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

     140 58th Street, Suite 7E
        Brooklyn, New York                               11220
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                  718-567-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 7, 2001 was 19,945,406.

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (unaudited)
          and December 31, 2000 ...........................................    3

          Consolidated Statements of Operations (unaudited) for the
          Three and Six Months Ended June 30, 2001 and 2000 ...............    4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three and Six Months Ended June 30, 2001 and 2000 ...............    5

          Notes to Consolidated Financial Statements (unaudited) ..........  6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................. 8-10

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ......   10

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................   11

ITEM 2 -- Changes in Securities ...........................................   11

ITEM 3 -- Defaults Upon Senior Securities .................................   11

ITEM 4 -- Submission of Matters to a Vote of Security Holders .............   11

ITEM 5 -- Other Information ...............................................   11

ITEM 6 -- Exhibits and Reports on Form 8-K ................................   11

Signature Page ............................................................   12

ITEM 1. Financial Statements

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,      December 31,
                                                                 2001            2000
                                                             ------------    ------------
                                                              (unaudited)
                   ASSETS

Current assets:
    Cash and cash equivalents                                $ 43,201,705    $ 38,594,815
    Marketable securities                                          43,008          68,166
    Due from broker                                             3,359,712         624,790
    Prepaid expenses and other                                      2,009          62,098
    Due from affiliates                                            93,112          93,112
    Accounts and other receivables                                  9,016          94,816
                                                             ------------    ------------
    Total current assets                                       46,708,562      39,537,797
Property and equipment, net of accumulated
  depreciation of $9,049,107 and $9,198,902                     7,410,153       8,659,977
Goodwill, net of accumulated
  amortization of $2,395,502 and $1,185,724                     4,839,111       6,048,889
Other intangible assets, net of accumulated
  amortization of $297,143 and $173,214                         2,072,857       2,196,786
Other assets                                                      690,283       1,184,735
                                                             ------------    ------------
    Total assets                                             $ 61,720,966    $ 57,628,184
                                                             ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    315,932    $    270,202
    Accrued liabilities                                         1,184,689       1,532,542
    Securities sold and not purchased                           7,606,845         952,032
    Other current liabilities                                      17,919          18,005
                                                             ------------    ------------
    Total current liabilities                                   9,125,385       2,772,781

Commitments and Contingencies                                          --              --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 21,234,838 and 21,034,838
      shares issued)                                              212,348         210,348
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued                   --              --
           and outstanding)
    Additional paid-in-capital                                 90,290,932      90,292,432
    Treasury stock (at cost; 1,245,232 and 309,800 shares)     (1,496,480)       (305,741)
    Accumulated deficit                                       (36,411,219)    (35,341,636)
                                                             ------------    ------------
    Stockholders' equity                                       52,595,581      54,855,403
                                                             ------------    ------------
    Total liabilities and stockholders' equity               $ 61,720,966    $ 57,628,184
                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            Three Months Ended June 30,      Six Months Ended June 30,
                                           ----------------------------    ----------------------------
                                               2001             2000           2001            2000
                                           ------------    ------------    ------------    ------------
Revenues                                   $     21,877    $     22,605    $     46,381    $     58,007
                                           ------------    ------------    ------------    ------------

Expenses:
     Selling, general and administrative      1,463,600       1,255,230       3,001,174       2,294,654
     Research and development                   443,117         324,618         928,205         529,967
     Depreciation and amortization            1,400,069         771,618       2,784,294       1,604,641
                                           ------------    ------------    ------------    ------------
     Total operating expenses                 3,306,786       2,351,466       6,713,673       4,429,262
                                           ------------    ------------    ------------    ------------

Operating loss                               (3,284,909)     (2,328,861)     (6,667,292)     (4,371,255)

Investment income/(loss)                       (240,348)        937,481       5,638,311       1,538,386
Equity in loss of associated company            (20,590)       (336,468)        (40,602)       (569,782)
Interest expense and financing fees                  --          (2,541)             --          (6,220)
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (3,545,847)   $ (1,730,389)   $ (1,069,583)   $ (3,408,871)
                                           ============    ============    ============    ============

Per share:
Basic loss per common share                $      (0.18)   $      (0.09)   $      (0.05)   $      (0.17)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              20,179,102      20,015,278      20,251,034      19,901,817
                                           ============    ============    ============    ============

Diluted loss per common share              $      (0.18)   $      (0.09)   $      (0.05)   $      (0.17)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              20,179,102      20,015,278      20,251,034      19,901,817
                                           ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Six months ended June 30,
                                                                       -----------------------------
                                                                            2001           2000
                                                                       -------------   -------------
Cash flows from operating activities:
     Net loss                                                          $ (1,069,583)   $ (3,408,871)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                    2,784,294       1,604,641
         Stock based compensation                                           653,000         167,000
         Equity in loss of associated company                                40,602         569,782
         Changes in assets and liabilities:
             Marketable securities                                           25,158        (601,820)
             Due from broker                                             (2,734,922)             --
             Prepaid expenses and other                                      60,089         (92,359)
             Accounts and other receivables                                  85,800             330
             Other assets                                                       850          (9,042)
             Accounts payable                                                45,730         110,779
             Accrued liabilities                                           (347,853)        105,270
             Securities sold and not purchased                            6,654,813              --
             Other current liabilities                                          (86)             --
                                                                       ------------    ------------
                 Net cash provided by/(used in) operating activities      6,197,892      (1,554,290)
                                                                       ------------    ------------

Cash flows from investing activities:
     Investment in associated company                                      (200,000)     (1,035,843)
     Property and equipment additions                                      (200,763)     (1,179,035)
     Intangible assets                                                           --        (570,000)
                                                                       ------------    ------------
                 Net cash used in investing activities                     (400,763)     (2,784,878)
                                                                       ------------    ------------

Cash flows from financing activities:
     Repurchase of stock                                                 (1,190,739)             --
     Proceeds from exercise of stock options or warrants                        500           1,433
     Repayment of notes payable                                                  --        (126,562)
                                                                       ------------    ------------
                 Net cash used in financing activities                   (1,190,239)       (125,129)
                                                                       ------------    ------------

                 Net increase/(decrease) in cash
                    and cash equivalents                                  4,606,890      (4,464,297)

Cash and cash equivalents, beginning of period                           38,594,815      44,613,101
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $ 43,201,705    $ 40,148,804
                                                                       ============    ============
Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period                          $         --    $     10,266
                                                                       ============    ============
Non cash transactions:
     Common stock issued for intangible assets                         $         --    $  1,800,000
                                                                       ============    ============
     Common stock issued/contingently issuable for acquisitions        $         --    $  6,729,171
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

      Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2001, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $633,000, unrealized holding period losses were $590,000 and the carrying value was $43,000.

      During the six months ended June 30, 2001 and 2000, realized gains in the amounts of $6,483,000 and $179,000, respectively, were recorded and are included in `Investment income/(loss)' in the consolidated statements of operations. During the six months ended June 30, 2001 and 2000, decreases of $1,822,000 and increases of $54,000, respectively, in unrealized gains are included in `Investment income/(loss)' in the consolidated statements of operations.

Securities sold but not purchased

      The Company may sell equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the consolidated balance sheet as `Securities sold but not purchased' represent the value of these securities at fair market value. At June 30, 2001, the Company had sold securities it had not purchased. The aggregate proceeds were $6,638,000, unrealized holding period losses were $969,000 and the market value of the securities was $7,607,000.

Earnings Per Share

      Basic and diluted loss per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the three and six months ended June 30, 2001 and 2000, stock options and warrants have been excluded from the diluted loss per share since their effect would be antidilutive.

Research and Development Costs

      Research and development costs are expensed as incurred.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

      The purchase contract obligated the Company to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers at December 31, 2000 since 90% of VisionStar Incorporated was not effectively contributed to the Company within 6 months from June 30, 2000. VisionStar, a company whose majority shareholder is Shant S. Hovnanian, a co-founder and Chairman and Chief Executive Officer of the Company, holds a license from the FCC, granted in May 1997, to construct, launch and operate a Ka-band telecommunications satellite positioned over the continental United States. A Special Committee of the Company's Board of Directors was evaluating Mr. Hovnanian's offer for the contribution of his interest in VisionStar to the Company. On September 22, 2000, the Company announced that discussions on the offer of Mr. Hovnanian have been terminated.

      The purchase contract also obligated the Company to issue in the aggregate an additional 183,334 shares of its Common Stock to the Sellers if the Company's share price did not reach $10 per share within 180 days from February 9, 2001.

      Unaudited pro forma operating results of the Company for the six months ended June 30, 2000, as though the acquisition of SPEEDIA had occurred on January 1, 2000, with adjustment to give effect to the amortization of goodwill, are as follows:

           Revenues                                $     82,377

           Operating loss                          $ (6,641,542)

           Net loss                                $ (5,679,158)

           Basic and diluted net loss per share    $      (0.27)

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

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any revenue from our wireless data products and services business. Since 1999, our only significant source of revenue was $550,000 received from XO Communications, Inc. as discussed below. The balance of revenues in 1999 and through the six months ended June 30, 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain.

      We have generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the future.

      From 1992 until November 1998, we operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covered 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not expected to occur prior to 2002.

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

      Our SPEED411(sm) portal, which is located at www.speedus.com and www.speed411.com, promotes high-speed Internet access on a nationwide basis by providing users with information on how to get high-speed access and how to take advantage of offerings available to high-speed users. The portal may give us an opportunity to generate revenues from Web site advertising, referral fees and commissions on product sales. Revenues to date from these sources have not been material.

      Currently, we are also conducting a limited pilot program of our SPEED(sm) broadband super high-speed Internet service and, at June 30, 2001, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(sm)service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

      In August of 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. Through our relationships with national wireless carriers, we are able to offer several carrier networks and dozens of phone options. In addition, we see an opportunity to create custom private label versions of the 007phones.com portal for businesses with high traffic Internet sites. We are still in the testing phase of this portal and unsure if it will ever become profitable. If successful, 007phones.com should give us the opportunity to develop additional revenues from the wireless messaging services developed through Speedia, our wholly owned subsidiary.

Six and Three Months Ended June 30, 2001 Compared to Six and Three Months Ended June 30, 2000

      Revenues decreased $12,000 from $58,000 for the six months ended June 30, 2000 to $46,000 for the six months ended June 30, 2001 and decreased $1,000 from $23,000 for the three months ended June 30, 2000 to $22,000 for the three months ended June 30, 2001. The revenues for these periods reflect the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center. The Company intends to continue this pilot program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.

      Selling, general and administrative expenses increased $706,000 from $2,295,000 for the six months ended June 30, 2000 to $3,001,000 for the six months ended June 30, 2001 and increased $209,000 from $1,255,000 for the three months ended June 30, 2000 to $1,464,000 for the three months ended June 30, 2001. This increase is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, a facilities-based wireless application service provider, which the Company did not already own. This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased as a result of increases in compensation expense as a result of additions to senior management, including research and development and the Company's Portal.

      Research and development expenses increased $398,000 from $530,000 for the six months ended June 30, 2000 to $928,000 for the six months ended June 30, 2001 and increased $118,000 from $325,000 for the three months ended June 30, 2000 to $443,000 for the three months ended June 30, 2001. This increase is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, a facilities-based wireless application service provider, which the Company did not already own. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000.

      Depreciation and amortization increased $1,179,000 from $1,605,000 for the six months ended June 30, 2000 to $2,784,000 for the six months ended June 30, 2001 and increased $628,000 from $772,000 for the three months ended June 30, 2000 to $1,400,000 for the three months ended June 30, 2001. $1,210,000 and
$605,000 of the net increases for the six and three months ended June 30, 2001, respectively, are a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000 discussed above. This goodwill is being amortized over a period of three years.

      Investment income/(loss) increased $4,100,000 from income of $1,538,000 for the six months ended June 30, 2000 to income of $5,638,000 for the six months ended June 30, 2001 and decreased $1,177,000 from income of $937,000 for the three months ended June 30, 2000 to a loss of $240,000 for the three months ended June 30, 2001. Realized gain/(loss) increased $6,304,000 from net gains of $179,000 for the six months ended June 30, 2000 to net gains of $6,483,000 for the six months ended June 30, 2001 and increased $6,031,000 from net gains of $73,000 for the three months ended June 30, 2000 to net gains of $6,104,000 for the three months ended June 30, 2001. $5,265,000 of the net gains realized in the three and six months ended June 30, 2001 were previously recognized as unrealized gains in the three months ended March 31, 2001. The decrease for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was a result of $1,101,000 in net unrealized losses recognized in the three months ended June 30, 2001. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss decreased $529,000 from $570,000 for the six months ended June 30, 2000 to $41,000 for the six months ended June 30, 2001 and decreased $315,000 from $336,000 for the three months ended June 30, 2000 to $21,000 for the three months ended June 30, 2001. The 2000 period primarily reflects the Company's 45% interest in Speedia's operations, accounted for under the equity method. As discussed above, subsequent to June 30, 2000, upon the acquisition of the remaining 55% interest in Speedia, the results of operations of Speedia are included in the consolidated statements of operations. The 2001 period reflects the Company's current 50% interest in Zargis Medical Corp.'s operations, accounted for under the equity method. In January 2001, the Company and Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, acquired equal stakes in Zargis, formerly Sound Diagnostics, Inc., as a result of their seed funding of Zargis. Zargis was formed to develop and market advanced diagnostic decision support products and services for primary care physicians and other Healthcare professionals. Zargis is currently focusing on technology to assist the primary care physician in the detection of valvular heart disease, by identifying cases that might otherwise go undetected and by improving the recognition of innocent heart murmurs, thereby reducing the number of unnecessary referrals for more expensive diagnostic evaluations. Speedia has signed an exclusive contract with Zargis to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis' cardiac diagnostic products.

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

Recent Accounting Pronouncements

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As required, on January 1, 2001 we will adopt the provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these accounting standards is expected to reduce our amortization of goodwill and intangible assets commencing January 1, 2002; however, impairment reviews will be required and would result in future periodic write-downs if the recorded value of goodwill and certain intangibles is more than its fair value.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at June 30, 2001 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not repurchased, which are subject to equity price risk.

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

        b.  Current Reports on Form 8-K:

            None.

        * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDUS.COM, Inc.


Date: August 14, 2001                   By: /s/ Shant S. Hovnanian
                                            ----------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: August 14, 2001                   By: /s/ Angela M. Vaccaro
                                            ---------------------
                                        Angela M. Vaccaro
                                        Controller and Chief Accounting Officer