Form 10-Q
period 2001-09-30
SPEEDUS COM INC
filed 2001-11-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 2, 2001 was 19,298,106.

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000................................3

          Consolidated Statements of Operations (unaudited) for the
          Three and Nine Months Ended September 30, 2001 and 2000..........4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three and Nine Months Ended September 30, 2001 and 2000..........5

          Notes to Consolidated Financial Statements (unaudited)..........6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................8-11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.......11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings................................................12

ITEM 2 -- Changes in Securities............................................12

ITEM 3 -- Defaults Upon Senior Securities..................................12

ITEM 4 -- Submission of Matters to a Vote of Security Holders..............12

ITEM 5 -- Other Information................................................12

ITEM 6 -- Exhibits and Reports on Form 8-K.................................12

Signature Page.............................................................13

ITEM 1. Financial Statements

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,       December 31,
                                                               2001                2000
                                                          --------------       ------------
                                                            (unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                 $ 38,919,352       $ 38,594,815
  Marketable securities                                           29,648             68,166
  Due from broker                                              8,549,947            624,790
  Prepaid expenses and other                                          --             62,098
  Due from affiliates                                             93,112             93,112
  Accounts and other receivables                                 317,968             94,816
                                                            ------------       ------------
   Total current assets                                       47,910,027         39,537,797
Property and equipment, net of accumulated
  depreciation of $9,319,069 and $9,198,902                    6,942,347          8,659,977
Goodwill, net of accumulated
 amortization of $3,000,391 and $1,185,724                     4,234,222          6,048,889
Other intangible assets, net of accumulated
  amortization of $359,107 and $173,214                        2,010,893          2,196,786
Other assets                                                     645,918          1,184,735
                                                            ------------       ------------
   Total assets                                             $ 61,743,407       $ 57,628,184
                                                            ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    258,181       $    270,202
    Accrued liabilities                                        1,608,962          1,532,542
    Securities sold and not purchased                          6,872,825            952,032
    Other current liabilities                                     11,333             18,005
                                                            ------------       ------------
    Total current liabilities                                  8,751,301          2,772,781

Commitments and Contingencies                                         --                 --

Stockholders' equity:
   Common stock ($.01 par value; 40,000,000
     shares authorized; 21,384,838 and 21,034,838
     shares issued)                                              213,848            210,348
    Preferred stock ($.01 par value; 20,000,000
     shares authorized):
       Series A Junior Participating ($.01 par value;
        4,000 shares authorized; no shares issued                     --                 --
        and outstanding)
    Additional paid-in-capital                                90,289,432         90,292,432
    Treasury stock (at cost; 1,982,332 and 309,800 shares)    (1,635,772)          (305,741)
    Accumulated deficit                                      (35,875,402)       (35,341,636)
                                                            ------------       ------------
    Stockholders' equity                                      52,992,106         54,855,403
                                                            ------------       ------------
    Total liabilities and stockholders' equity              $ 61,743,407       $ 57,628,184
                                                            ============       ============

      The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                             ------------------------------      ------------------------------
                                                      September 30,                       September 30,
                                             ------------------------------      ------------------------------
                                                 2001              2000              2001              2000
                                             ------------      ------------      ------------      ------------
Revenues                                     $     19,891      $     19,601      $     66,272      $     77,608
                                             ------------      ------------      ------------      ------------
Expenses:
  Selling, general and administrative             966,156         1,480,137         3,967,330         3,774,791
  Research and development                        379,674           409,087         1,307,879           939,054
  Depreciation and amortization                 1,334,809         1,421,937         4,119,103         3,026,578
                                             ------------      ------------      ------------      ------------
  Total operating expenses                      2,680,639         3,311,161         9,394,312         7,740,423
                                             ------------      ------------      ------------      ------------
Operating loss                                 (2,660,748)       (3,291,560)       (9,328,040)       (7,662,815)

Investment income                               3,239,555           487,691         8,877,866         2,026,077
Equity in loss of associated company              (42,990)               --           (83,592)         (569,782)
Settlement of litigation                               --          (282,500)               --          (282,500)
Interest expense                                       --            (1,729)               --            (7,949)
Other income                                           --            99,856                --            99,856
                                             ------------      ------------      ------------      ------------
Net earnings/(loss)                          $    535,817      $ (2,988,242)     $   (533,766)     $ (6,397,113)
                                             ============      ============      ============      ============

Per share:
Basic earnings/(loss) per common share       $       0.03      $      (0.14)     $      (0.03)     $      (0.32)
                                             ============      ============      ============      ============
Weighted average common shares
    outstanding                                19,998,290        20,971,360        20,165,860        20,260,934
                                             ============      ============      ============      ============

Diluted earnings/(loss) per common share     $       0.03      $      (0.14)     $      (0.03)     $      (0.32)
                                             ============      ============      ============      ============
Weighted average common shares
    outstanding                                20,005,002        20,971,360        20,165,860        20,260,934
                                             ============      ============      ============      ============

      The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     2001              2000
                                                                 ------------      -------------
Cash flows from operating activities:
  Net loss                                                       $   (533,766)     $ (6,397,113)
  Adjustments to reconcile net loss to
   net cash provided by/(used in) operating activities:
     Depreciation and amortization                                  4,119,103         3,026,578
     Stock based compensation                                         653,000           250,500
     Equity in loss of associated company                              83,592           569,782
     Settlement of litigation                                              --           282,500
     Changes in assets and liabilities:
        Marketable securities                                          38,518          (236,648)
        Due from broker                                            (7,925,157)         (559,773)
        Prepaid expenses and other                                     62,098           (67,719)
        Accounts and other receivables                               (223,152)          (80,737)
        Other assets                                                    2,225           (19,042)
        Accounts payable                                              (12,021)            8,638
        Accrued liabilities                                            76,420           168,302
        Securities sold and not purchased                           5,920,793           903,876
        Other current liabilities                                      (6,672)          (39,505)
                                                                 ------------      ------------
             Net cash provided by/(used in) operating
               activities                                           2,254,981        (2,190,361)
                                                                 ------------      ------------

Cash flows from investing activities:
     Investment in associated companies                              (200,000)       (1,035,843)
     Property and equipment additions                                (400,913)       (1,426,365)
     Intangible assets                                                     --          (570,000)
                                                                 ------------      ------------
             Net cash used in investing activities                   (600,913)       (3,032,208)
                                                                 ------------      ------------
Cash flows from financing activities:
   Repurchase of stock                                             (1,330,031)               --
   Proceeds from exercise of stock options or warrants                    500             1,433
   Repayment of notes payable                                              --          (168,750)
                                                                 ------------      ------------
             Net cash used in financing activities                 (1,329,531)         (167,317)
                                                                 ------------      ------------
             Net increase/(decrease) in cash
               and cash equivalents                                   324,537        (5,389,886)

Cash and cash equivalents, beginning of period                     38,594,815        44,613,101
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $ 38,919,352      $ 39,223,215
                                                                 ============      ============
Supplemental Cash Flow Disclosures:
   Cash paid for interest during the period                      $         --      $     11,991
                                                                 ============      ============
Non cash transactions:
  Common stock issued for intangible assets                      $         --      $  1,800,000
                                                                 ============      ============
  Common stock issued/contingently issuable for acquisitions     $         --      $  6,729,171
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

      Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2001, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $621,000, unrealized holding period losses were $591,000 and the carrying value was $30,000.

      During the nine months ended September 30, 2001 and 2000, realized gains in the amounts of $7,608,000 and $246,000, respectively, were recorded and are included in 'Investment income' in the consolidated statements of operations.

Securities sold but not purchased

      The Company may sell equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the consolidated balance sheet as 'Securities sold but not purchased' represent the value of these securities at fair market value. At September 30, 2001, the Company had sold securities it had not purchased. The aggregate proceeds were $7,678,000, unrealized holding period gains were $805,000 and the market value of the securities was $6,873,000.

Revenue Recognition

      The Company earns commissions from carriers through the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers.

Earnings Per Share

      Basic and diluted loss per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarter ended September 30, 2001, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amount of 6,712 for the assumed exercise of stock options to the weighted average shares outstanding for basic earnings per share for a total of 20,005,002 weighted average shares outstanding for diluted earnings per share. For the quarter ended September 30, 2000 and the nine months ended September 30, 2001 and 2000, stock options and warrants have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Unaudited pro forma operating results of the Company for the nine months ended September 30, 2000, as though the acquisition of SPEEDIA had occurred on January 1, 2000, with adjustment to give effect to the amortization of goodwill, are as follows:

       Revenues                                     $     101,978

       Operating loss                               $  (9,933,102)

       Net loss                                     $  (8,097,618)

       Basic and diluted net loss per share         $       (0.39)

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

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any revenue from our wireless data products and services business. Since 1999, our only significant source of revenue was $550,000 received from XO Communications, Inc. as discussed below. The balance of revenues in 1999 and through the first half of 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material. Future revenues from this and our mobile wireless business are uncertain.

      In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in a new company, Zargis Medical Corp. Zargis Medical is building a service that will target primary care physicians who would use the Zargis Medical technology service as part of general medical examinations that, according to the National Center for Health Statistics, totaled 46 million in 1999 for the US alone. Some of the major next steps remaining for Zargis Medical include completion of the database technology, clinical trials, FDA approval, marketing and roll-out, along with logical additional strategic partnerships. Speedia Wireless, a wholly owned subsidiary of the Company, has signed an exclusive contract with Zargis Medical to design and develop the wireless applications and systems integration for Zargis Medical, as well as provide transaction processing to support the commericial roll-out of Zargis Medical's cardiac diagnostic products.

      In August 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. Through our relationships with national wireless carriers, we are able to offer several carrier networks and dozens of phone options. In addition, we see an opportunity to create custom private label versions of the 007phones.com portal for businesses with high traffic Internet sites. We are still in the testing phase of this portal and unsure if it will ever become profitable. If successful, 007phones.com should give us the opportunity to develop additional revenues from the wireless messaging services developed through Speedia, our wholly owned subsidiary.

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

      Currently, we are also conducting a limited pilot program of our SPEED(sm) broadband super high-speed Internet service and, at September 30, 2001, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(sm) service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

Nine and Three Months Ended September 30, 2001 Compared to Nine and Three Months Ended September 30, 2000

      Revenues decreased $12,000 from $78,000 for the nine months ended September 30, 2000 to $66,000 for the nine months ended September 30, 2001. These revenues reflect the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center. The Company intends to continue this pilot program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.

      Selling, general and administrative expenses increased $192,000 from $3,775,000 for the nine months ended September 30, 2000 to $3,967,000 for the nine months ended September 30, 2001 and decreased $514,000 from $1,480,000 for the three months ended September 30, 2000 to $966,000 for the three months ended September 30, 2001. The increase for the nine month periods is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, a facilities-based wireless application service provider, which the Company did not already own. This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased due to increases in compensation expense as a result of additions to senior management and the Company's Portal. The decrease for the three month periods is primarily a result of decreases in stock based compensation and legal expenses.

      Research and development expenses increased $369,000 from $939,000 for the nine months ended September 30, 2000 to $1,308,000 for the nine months ended September 30, 2001 and decreased $29,000 from $ 409,000 for the three months ended September 30, 2000 to $380,000 for the three months ended September 30, 2001. The increase for the nine month periods is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, as discussed above. The decrease for the three month periods is primarily a result of staff reductions.

      Depreciation and amortization increased $1,092,000 from $3,027,000 for the nine months ended September 30, 2000 to $4,119,000 for the nine months ended September 30, 2001 and decreased $87,000 from $1,422,000 for the three months ended September 30, 2000 to $1,335,000 for the three months ended September 30, 2001. Amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000 discussed above was $1,815,000 and $605,000 for the nine and three months ended June 30, 2001, respectively. This goodwill is being amortized over a period of three years. The net increase in depreciation and amortization for the nine month periods was offset by, and the decrease for the three month periods was primarily caused by, certain fixed assets having become fully depreciated.

      Investment income increased $6,852,000 from $2,026,000 for the nine months ended September 30, 2000 to $8,878,000 for the nine months ended September 30, 2001 and increased $ 2,752,000 from $488,000 for the three months ended September 30, 2000 to $3,240,000 for the three months ended September 30, 2001. Realized gain/(loss) increased $7,362,000 from net gains of $246,000 for the nine months ended September 30, 2000 to net gains of $7,608,000 for the nine months ended September 30, 2001 and increased $1,058,000 from net gains of $67,000 for the three months ended September 30, 2000 to net gains of $1,125,000 for the three months ended September 30, 2001. $4,610,000 of the net gains realized in the nine months ended September 30, 2001 were previously recognized as unrealized gains in the six months ended June 30, 2001. The increase for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was also a result of $1,314,000 in net unrealized gains recognized in the three months ended September 30, 2001 compared to unrealized losses of $233,000 for the three months ended September 30, 2000. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss decreased $486,000 from $570,000 for the nine months ended September 30, 2000 to $84,000 for the nine months ended September 30, 2001. Equity in loss amounted to $43,000 for the three months ended September 30, 2001. The 2000 period primarily reflects the Company's 45% interest in Speedia's operations, accounted for under the equity method. As discussed above, subsequent to June 30, 2000, upon the acquisition of the remaining 55% interest in Speedia, the results of operations of Speedia are included in the consolidated statements of operations. The 2001 period reflects the Company's current 50% interest in Zargis Medical Corp.'s operations, accounted for under the equity method. In January 2001, the Company and Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, acquired equal stakes in Zargis, formerly Sound Diagnostics, Inc., as a result of their seed funding of Zargis. Zargis was formed to develop and market advanced diagnostic decision support products and services for primary care physicians and other Healthcare professionals. Zargis is currently focusing on technology to assist the primary care physician in the detection of valvular heart disease, by identifying cases that might otherwise go undetected and by improving the recognition of innocent heart murmurs, thereby reducing the number of unnecessary referrals for more expensive diagnostic evaluations. Speedia has signed an exclusive contract with Zargis to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis' cardiac diagnostic products.

      During the nine and three months ended September 30, 2000, the Company recognized an expense in the amount of $282,500 from the settlement of litigation. No such amounts were recorded for the nine and three months ended September 30, 2001.

      During the nine and three months ended September 30, 2000, the Company recognized other income in the amount of $100,000 from negotiating settlements with vendors and others. No such amounts were recorded for the nine and three months ended September 30, 2001.

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

      The Company believes that consummation of the spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (in the aggregate amount of approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2002 fiscal year. However, the Company does not expect to have a positive operating cash flow until such time as it substantially increases its Internet customer base and/or forms a strategic alliance for use of its Internet capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs.

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

      In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the Company. In addition, in August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. We are currently evaluating the impact of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at September 30, 2001 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not repurchased, which are subject to equity price risk.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on August 29, 2001, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

    1. Election of Directors:

                  Name of Director        Votes For   Votes Withheld
                  ---------------------   ----------  --------------
                  Shant S. Hovnanian      16,229,500     78,013
                  Vahak S. Hovnanian      16,234,450     73,063
                  William F. Leimkuhler   16,232,860     74,653
                  Jeffrey Najarian        16,234,860     72,653
                  Christopher Vizas       16,228,885     78,628

    2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the
       Company:

                    Votes For       Votes Against       Abstentions
                    ----------      -------------      ------------
                    16,282,493         15,718             9,302

         3. Approval of the Company's 1995 Stock Incentive Plan, as amended to increase the number of shares of Common Stock available for issuance by 500,000 from 2,250,000 to 2,750,000:

                    Votes For       Votes Against       Abstentions
                    ----------      -------------      ------------
                    15,501,904          791,912           13,697

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

            None.

      b. Current Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SPEEDUS.COM, Inc.


Date: November 14, 2001                          By: /s/ Shant S. Hovnanian
                                                     ---------------------------
                                                 Shant S. Hovnanian
                                                 Chairman of the Board and Chief
                                                 Executive Officer


Date: November 14, 2001                          By:  /s/ Angela M. Vaccaro
                                                     ---------------------------
                                                 Angela M. Vaccaro
                                                 Controller and Chief Accounting
                                                 Officer