Form 10-K
period 2001-12-31
SPEEDUS COM INC
filed 2002-04-01
CIK 1002520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001        Commission File No. 000-27582

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $10,955,000 on March 1, 2002, based on the closing trade price of the Common Stock on the NASDAQ National Market system on that date.

      The number of shares of Common Stock outstanding as of March 27, 2002 was 18,652,206.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

                                     PART I

ITEM  1. BUSINESS

The Company

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. We will continue to explore additional acquisitions of emerging-growth companies. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. During 2001, we also developed and launched an online cell phone store, 007Phones, which we now license to a third-party.

New Business Initiatives

Zargis Medical

      Zargis Medical, in which we have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, is building a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. General medical examinations, according to The National Center for Health Statistics, totaled 46 million in 1999 for the US alone.

      We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. Under this contract, using a combination of wireless and wired technology, Speedia Wireless, our wholly owned subsidiary, has demonstrated the ability to transfer the heart sound file from a physician's office to the SPEEDUS Data Center which will enable Zargis Medical to pursue a business model based on a fee per usage basis.

      Some of the major next steps remaining for Zargis Medical include clinical trials, FDA approval, marketing and roll-out, along with the formation of strategic partnerships.

Acquisitions

      We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. We are particularly focused on companies with sound business plans and existing revenue bases that require growth capital. We will continue to pursue opportunities involving our wireless expertise and broadband assets as attractive opportunities present themselves. The companies that we target, either public or privately held and regardless of industry, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets.

      We have examined numerous business opportunities and believe that we will finalize and close our first investment under this growth plan during the second quarter of 2002. We have a signed letter of intent for the purchase of a controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The amount of our commitment is $3,500,000, which funds will be applied principally for its expansion. We will also enter into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest. There can be no assurance that this transaction will be consummated or consummated on these terms.

Patent portfolio relating to high-speed wireless communications

      Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases.

      We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

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

      Our commercial operating license was awarded to us by the Federal Communications Commission in recognition of our efforts in developing and deploying local multipoint distribution service technology, and for spearheading its regulatory approval at the Federal Communications Commission. In September 1997, our pioneer local multipoint distribution service license was renewed as a standard local multipoint distribution service license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local telephone service, high-speed Internet access and two-way teleconferencing. The license covers 150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under the Federal Communications Commission's authorization, the license includes an additional 150 MHz of spectrum until the first Ka-band satellite is launched, an event that is not presently determinable.

      From 1992 until November 1998, we operated a 49-channel subscription television service under our license. In November 1998, we assigned an 850 MHz portion of our license to an unaffiliated third-party as an alternative source of financing that was needed at the time. In connection with this assignment, we terminated our subscription television service because we no longer had sufficient spectrum to deliver those services.

Competition

      Many of our present and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements.

Intellectual Property

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

      Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Companies have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights.

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

Equipment and Facilities

      Our Network Operations Center has a complete satellite downlink facility with access to international media sources and a fully equipped data center along with Cisco hardware and Harmonic Linux based gateway transmitter hardware and software.

      The principal physical assets incorporated in the our system consist of headend equipment, 28GHz transmitters, fiber optic transmitters and receivers, repeaters and customer premise equipment, as well as office space.

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

Risk Factors

                     Risks related to our business generally

Although we have been a public company since February 1996, we have reoriented our business several times and our current business has not generated any significant revenues to date.

      At the time of our initial public offering, our business was primarily a subscription television service. In November 1998, we terminated the subscription television business and began a pilot program for the delivery of high-speed Internet access. We encountered technical difficulties in the pilot program and reoriented our business on wireless data and other services. We have not yet generated any significant revenue from these businesses.

We have recorded operating losses in each reporting period since our inception and may never be profitable.

      We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2001, had an accumulated deficit of approximately $42.6 million. We believe that we have sufficient liquidity to finance our current level of operations. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 34% of our common stock, may have the power acting together to control the direction and future operations of our company.

      Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 34% of our outstanding common stock at March 1, 2002. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001 and 2000, the high and low sale prices of our common stock on the Nasdaq Stock Market ranged from $2.00 to $0.62 and from $24.75 to $0.563, respectively. The closing sale price of our common stock was $1.10 on March 27, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

      We have received notice from Nasdaq informing us that we have until May 15, 2002, to regain compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. See Item 5.

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

                 Risks related to certain short-term investments

Securities that we invest in are subject to market price risks

      As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities.

      We also sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions increases as the value of the underlying security can keep increasing.

The Company is seeking to eliminate the risk that it could be deemed to be an investment company.

      The Company has substantial liquidity as a result of its dispositions of wireless spectrum. Although a portion of the Company's cash is invested in securities, the Company is pursuing an acquisition strategy that will, if successfully executed, eliminate any risk of it being deemed to be an investment company.

      Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. If it is deemed to be an investment company, it might need to dispose of or acquire investments in order to avoid investment company status.

                 Risks related to investments in other companies

Ability to successfully identify investment opportunities

      We will face substantial competition in identifying and closing appropriate investment opportunities from, among others, venture capital firms, large corporate investors and other publicly traded companies. These competitors may limit our opportunity to acquire interests in new partner companies. In addition, we may be unable to acquire interests in appropriate companies for other reasons, including the inability to agree on terms, such as price and ownership percentages, incompatibility between us and management and access to sufficient funding. Our growth will be materially adversely affected if we cannot successfully identify investments in a sufficient number of companies.

The value of our business may fluctuate because of companies that we invest in

      The value of our business may fluctuate because of companies that we may invest in. These companies may be development stage or privately held companies for which no public market exists for their stock. The valuations of our investments in privately held companies that we may invest in are indeterminate prior to their public offerings, and there can be no assurance that these offerings will occur since they will be dependent upon the development of these businesses, market conditions and other conditions over which we may have no control.

Capital and management resources

      There will be a number of special issues that we will have to address for investment in start-up companies, including: the diversion of management attention in connection with both negotiating and overseeing these transactions; the potential issuance of additional shares of our Common Stock in connection with these transactions, which could dilute the rights of existing shareholders, and the need to incur additional debt in connection with these transactions. In addition, many, if not all, of these start-up companies will face the same, or similar, risks as we face in our own business.

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

             Risks related to our high-speed Internet access service

We may be unable to solve ongoing technical difficulties in our deployment and equipment for our SPEED(SM) super high-speed Internet access service is not, and may never be, available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

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

      The market for Internet access and related services is highly competitive. We expect local, regional and national Internet service providers to be competitors for our super high-speed Internet access service. These Internet service providers include large companies like America OnLine, Hughes DirecPC and ATT World Net. Telephone companies with digital subscriber line technology, which increases the effective capacity of existing copper telephone cables, are among other competitors. Also, cable operators with high-speed cable modems are among the other communications companies also providing high-speed Internet access. Many of the competing Internet service providers have, or can be expected to have, greater financial, marketing and other resources than us. We may not be able to compete successfully with these entities.

ITEM  2. PROPERTIES

      The Company leases 20,000 square feet of space at the Brooklyn Army Terminal for its NOC, as well as, executive and administrative offices. This lease expires in 2004 and provides for 1 five-year renewal option.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed for quotation on the Nasdaq National Market system under the symbol "SPDE." The following table sets forth high, low and closing trade prices for the Common Stock for the fiscal quarters indicated.

                       High Sale           Low Sale           Closing Sale
                    --------------      --------------       --------------

2001
First quarter           $2.000              $.688                $.906
Second quarter           1.500               .750                1.100
Third quarter            1.150               .620                 .930
Fourth quarter           1.000               .660                 .890

2000
First quarter          $24.750             $4.500              $10.563
Second quarter          10.750              4.000                9.938
Third quarter            6.000              2.000                2.000
Fourth quarter           2.250               .563                 .656

      We have received notice from Nasdaq informing us that we have until May 15, 2002, to regain compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. If at any time until then the closing bid price of our Common Stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, we will have complied with the minimum bid requirement. If we are unable to demonstrate compliance with the $1.00 minimum bid requirement by May 15, 2002, Nasdaq will notify us that our Common Stock will be delisted from the Nasdaq National Market. At that time, we may appeal the decision to a Nasdaq Listing Qualifications Panel. The Company is considering all of its alternatives in order to maintain a listing on Nasdaq. Under newly issued rules implemented on a pilot basis until December 31, 2003, the Company could apply for transfer to the Nasdaq SmallCap Market by May 15, 2002. Under these rules, the Company would then have until August 13, 2002, subject to further extension until February 10, 2003 under certain conditions, to regain compliance. During this period, the Company would also have the ability to transfer back to the Nasdaq National Market if it maintained a closing bid price equal to or greater than $1.00 for 30 consecutive trading days and maintained compliance with all other continued listing requirements on that market.

      On March 27, 2002, the closing trade price of our Common Stock was $1.10 per share. As of December 31, 2001, there were approximately 300 registered shareholders and, to the best of our belief, approximately 10,000 beneficial owners of our Common Stock. During the year ended December 31, 2001, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

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

                                                                            Year ended December 31,
                                              ----------------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                      ----            ----            ----            ----            ----
                                                                     (in thousands, except per share data)

Statement of Operations Data
Revenues                                      $         69    $        105    $        612    $      3,648    $      4,943
Total operating expenses                            16,353          11,889           8,204          18,074          20,004
                                              ------------    ------------    ------------    ------------    ------------
Operating loss                                     (16,284)        (11,784)         (7,592)        (14,426)        (15,061)
Equity in loss of associated company                  (125)           (570)           (351)             --              --
Settlement of litigation                                --            (283)             --              --              --
Net interest/investment income (expense)             9,059           3,468           1,278          (2,365)           (202)
Other income                                            86             100             624              --              --
Gain on assignment of spectrum                          --              --          19,442          28,066              --
Intellectual property settlement                        --              --          (2,425)             --              --
Income taxes                                            --              --            (330)           (302)             --
                                              ------------    ------------    ------------    ------------    ------------
Net earnings/(loss)                           $     (7,264)   $     (9,069)   $     10,646    $     10,973    $    (15,263)
                                              ============    ============    ============    ============    ============

Per Common Share
Basic earnings/(loss)                         $      (0.36)   $      (0.44)   $       0.58    $       0.59    $      (0.95)
Weighted average outstanding                    19,947,784      20,445,586      18,465,974      16,551,417      16,000,000

Diluted earnings/(loss)                       $      (0.36)   $      (0.44)   $       0.57    $       0.57    $      (0.95)
Weighted average outstanding                    19,947,784      20,445,586      18,680,082      17,612,443      16,000,000

                                                                                  December 31,
                                              ----------------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                      ----            ----            ----            ----            ----
                                                                                 (in thousands)
Balance Sheet Data
Cash and cash equivalents                     $     39,934    $     38,595    $     44,613    $     12,902    $        408
Working capital (deficiency)                        37,528          36,765          42,794           9,312          (7,029)
Net property and equipment                           5,828           8,660          10,959          12,836          20,608
Total assets                                        53,892          57,628          55,769          25,915          23,154
Total debt                                              --              --             211             338           7,495
Total liabilities                                    8,410           2,773           1,969           3,868          11,464
Total equity                                        45,482          54,855          53,799          22,047          11,690

In November 1998, the Company assigned an 850MHz portion of its FCC license to an unaffiliated third party. As a result, the Company terminated its subscription television service. In connection with this transaction, the Company recognized a gain in the amount of $28,066,000. In October 1999, the Company assigned a 150MHz portion of its license to another unaffiliated third party. In connection with this transaction, the Company recognized a gain in the amount of $19,442,000.

In June 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. This acquisition was accounted for using the purchase method of accounting and the results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000.

For additional information on these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. We will continue to explore additional acquisitions of emerging-growth companies. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. During 2001, we also developed and launched an online cell phone store, 007Phones, which we now license to a third-party.

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any revenue from our wireless data products and services business. Since 1999, our only significant source of revenue was $550,000 received from XO Communications, Inc. (formerly NEXTLINK Communications, Inc.) as discussed below. The balance of revenues from 1999 to 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain.

      In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in a new company, Zargis Medical Corp. Zargis Medical is building a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 46 million in 1999 for the US alone. We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. Under this contract, using a combination of wireless and wired technology, Speedia Wireless, our wholly owned subsidiary, has demonstrated the ability to transfer the heart sound file from a physician's office to the SPEEDUS Data Center which will enable Zargis Medical to pursue a business model based on a fee per usage basis. Some of the major next steps remaining for Zargis Medical include clinical trials, FDA approval, marketing and roll-out, along with the formation of strategic partnerships.

      We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. We are particularly focused on companies with sound business plans and existing revenue bases that require growth capital. We will continue to pursue opportunities involving our wireless expertise and broadband assets as attractive opportunities present themselves. The companies that we target, either public or privately held and regardless of industry, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We have examined numerous business opportunities and believe that we will finalize and close our first investment under this growth plan during the second quarter of 2002. We have a signed letter of intent for the purchase of a controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The amount of our commitment is $3,500,000, which funds will be applied principally for its expansion. We will also enter into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest. There can be no assurance that this transaction will be consummated or consummated on these terms.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the year ended December 31, 2001, we recognized realized gains on these transactions in the amount of $9,324,000.

      Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases.

      We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

      In August 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. We now license 007Phones.com to a third-party.

      We have generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the near future.

      From 1992 until November 1998, we operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to us in recognition of our efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, our pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable.

      In November 1998, we assigned an 850 MHz portion of our license to an unaffiliated third-party as an alternative source of financing that was needed at the time. In connection with this assignment, we terminated our subscription television service because we no longer had sufficient spectrum to deliver those services. As a result, while we were able to repay, repurchase and redeem debt (in the aggregate amount of approximately $11.2 million) and preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and substantially strengthen our financial position, we eliminated the only source of revenues that we had at the time.

      In October 1999, we assigned a 150Mhz portion of our license to XO. From July 1999 to October 1999, pending regulatory approval of the license assignment, XO made monthly payments of approximately $172,000 to us.

      Currently, we are conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service and, at December 31, 2001, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 2 to our consolidated financial statements included in this Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Financial instruments. Our financial instruments consist primarily of cash equivalents, marketable securities and securities sold and not purchased. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $6.2 million at December 31, 2001 and currently do not generate significant revenues or cash flows. Absent increased revenues and cash flows in the future, however, we estimate that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

      Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, our results of operations may be misstated.

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31,2000

      Revenues decreased $36,000 from $105,000 for the twelve months ended December 31, 2000 to $69,000 for the twelve months ended December 31, 2001. These revenues reflect the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center. The Company intends to continue this pilot program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.

      Selling, general and administrative expenses decreased $581,000 from $5,844,000 for the twelve months ended December 31, 2000 to $5,263,000 for the twelve months ended December 31, 2001. This decrease is net of a $148,000 increase attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia Wireless that the Company did not already own. This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. The net decrease in selling, general and administrative expenses for 2001 is primarily a result of decreases in stock based compensation and legal expenses, as well as staff reductions.

      Research and development expenses increased $369,000 from $1,347,000 for the twelve months ended December 31, 2000 to $1,716,000 for the twelve months ended December 31, 2001. The increase for the twelve months is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, as discussed above.

      Depreciation and amortization increased $4,675,000 from $4,698,000 for the twelve months ended December 31, 2000 to $9,373,000 for the twelve months ended December 31, 2001. $1,234,000 of this increase is a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000, as discussed above. As a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia that we did not already own. Based on our review, we recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition. The increase in depreciation and amortization for 2001 is also net of a decrease as a result of certain fixed assets having become fully depreciated.

      Investment income increased $5,583,000 from $3,476,000 for the twelve months ended December 31, 2000 to $9,059,000 for the twelve months ended December 30, 2001. This increase is primarily a result of realized gains/(losses). Realized gains/(losses) increased $8,527,000 from net gains of $797,000 for the twelve months ended December 31, 2000 to net gains of $9,324,000 for the twelve months ended December 31, 2001. Unrealized gains/(losses) increased $777,000 from net losses of $10,000 for the twelve months ended December 31, 2000 to net losses of $787,000 for the twelve months ended December 31, 2001. $5,544,000 of the net gains realized in the twelve months ended December 31, 2001 was previously recognized as unrealized gains during 2001. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss decreased $445,000 from $570,000 for the twelve months ended December 31, 2000 to $125,000 for the twelve months ended December 31, 2001. The 2000 period primarily reflects the Company's 45% interest in Speedia's operations, accounted for under the equity method. As discussed above, subsequent to June 30, 2000, upon the acquisition of the remaining 55% interest, the results of operations of Speedia are included in the consolidated statements of operations. The 2001 period reflects the Company's share (49% at December 31, 2001) in Zargis Medical's operations, accounted for under the equity method.

      During the twelve months ended December 31, 2001, the Company recognized other income in the amount of $86,000 from the sale of certain assets. During the twelve months ended December 31, 2000, the Company recognized other income in the amount of $100,000 from negotiating settlements with vendors and others.

      During the twelve months ended December 31, 2000, the Company recognized an expense in the amount of $282,500 from the settlement of litigation. No such amounts were recorded for the twelve months ended December 31, 2001.

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

      Selling, general and administrative expenses increased $1,435,000 from $4,409,000 for the twelve months ended December 31, 1999 to $5,844,000 for the twelve months ended December 31, 2000. Approximately $518,000 of this increase is a result of the June 30, 2000 acquisition of the remaining 55% interest in Speedia that the Company did not already own. This acquisition was accounted for using the purchase method of accounting and the results of operations of Speedia are included in the consolidated statements of operations beginning with the quarter ended September 30, 2000. Selling, general and administrative expenses also increased as a result of increases in compensation expense as a result of additions to senior management and legal expenses in connection with intellectual property matters.

      Research and development expenses increased $331,000 from $1,016,000 for the twelve months ended December 31, 1999 to $1,347,000 for the twelve months ended December 31, 2000. The increase for the twelve months is primarily attributable to the June 30, 2000 acquisition of the remaining 55% interest in Speedia, as discussed above.

      Depreciation and amortization increased $1,919,000 from $2,779,000 for the twelve months ended December 31, 1999 to $4,698,000 for the twelve months ended December 31, 2000. $1,186,000 of this increase is a result of amortization of the goodwill resulting from the Speedia acquisition on June 30, 2000. This goodwill was to be amortized over a period of three years. The balance of the increase in depreciation and amortization for these periods is the result of additions to property and equipment in connection with the build-out of the Company's portal and amortization of a patent acquired by the Company during the first quarter of 2000.

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

      During the twelve months ended December 31, 2000, the Company recognized an expense of $282,500 from the settlement of litigation. The Company had outstanding long-term orders with CT&T for the purchase of equipment in the amount of approximately $1,400,000 represented by set-top converters and head-end equipment. The Company had not accepted billings for this equipment and no amounts had been reflected in the Company's consolidated financial statements. On September 12, 2000, the Company issued 80,000 shares of its Common Stock to Titan in connection with the settlement of this dispute. The Company has recorded this settlement in the consolidated statements of operations for the twelve months ended December 31, 2000 based upon the closing price of its common stock on September 12, 2000.

      Other income decreased $524,000 from $624,000 for the twelve months ended December 31, 1999 to $100,000 for the twelve months ended December 31, 2000. This income is a result of the Company's negotiating settlements with vendors and others.

      Investment income increased $2,176,000 from $1,300,000 for the twelve months ended December 31, 1999 to $3,487,000 for the twelve months ended December 31, 2000 since the Company had more funds available for investment. In addition, the Company realized gains of $797,000 from its investment portfolio in 2000.

Related Party Transactions

      We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. Our investment in Zargis Medical is accounted for using the equity method of accounting. During the year ended December 31, 2001, no revenues were recorded in connection with Zargis Medical.

      The information under Item 11. 'Certain Relationships and Related Transactions' of this Form 10-K is incorporated by reference.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      The Company believes that consummation of the spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (in the aggregate amount of approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2002 fiscal year. However, the Company does not expect to have earnings from operations, exclusive of non-cash charges, until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs.

      We have a signed letter of intent for the purchase of a controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The amount of our commitment is $3,500,000, which funds will be applied principally for its expansion. We will also enter into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest. There can be no assurance that this transaction will be consummated or consummated on these terms.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the year ended December 31, 2001, we recognized realized gains on these transactions in the amount of $9,324,000.

      Internet broadcast stations used in our pilot high-speed Internet service had an original cost of approximately $500,000 each. We cannot predict whether new broadcast stations would be necessary or what they would cost in the future.

      The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

Recent Accounting Pronouncements

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. However, as a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia that we did not already own. Based on our review, we recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition. As required, on January 1, 2002 we will adopt the provisions of each statement that apply to intangible assets acquired prior to June 30, 2001. We do not expect the adoption of these accounting standards to have a material effect on our results of operations commencing January 1, 2002.

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at December 31, 2001 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

      The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. The Company's investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

ITEM  8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 1, 2002.

         Name               Age                      Position
         ----               ---                      --------

 Shant S. Hovnanian........  42   Chairman of the Board of Directors, President,
                                  Chief Executive Officer and Chief Financial
                                  Officer
 Vahak S. Hovnanian........  70   Director
 William F. Leimkuhler.....  50   Director
 Jeffrey Najarian..........  43   Director
 Christopher Vizas.........  52   Director
 Michael Bacon.............  36   Executive Vice President
 John A. Kallassy..........  37   Executive Vice President

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

      William F. Leimkuhler has served as a Director since September 2000. Mr. Leimkuhler is the Director of Business Development of PAICE Corporation, a privately held developer of advanced vehicle powertrains. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm's General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe).

      Jeffrey Najarian has served as a Director since October 2000. Mr. Najarian has been Chief Executive Officer of Starpoint Solutions, Inc., formerly TIS Worldwide, Inc., since its inception in 1992. A creator and founder of Starpoint, he has been instrumental in building one of the country's fastest growing, privately-held companies, as cited by Inc. magazine. From 1984-1992, Mr. Najarian worked at Setford-Shaw-Najarian, a recruiting/placement firm for technology specialists, becoming a partner after only three years. He led the staff in billing, propelling SSN to become a leading search firm for Wall Street banks.

      Christopher Vizas has served as a Director since July 2001. Mr. Vizas is a Partner in East Wind Partners, an investment and advisory partnership focused on technology and emerging markets. He serves on the Boards of Directors of several developing companies, holding positions as a Director of W Networks, Inc. (a digital radio company) and Millivision, Inc.(a millimeter imaging company) and Chairman of the Board of i1, Inc.(an Asian software solutions company). From January 1998 to June 2001, Mr. Vizas served as Chairman and Chief Executive Officer of eGlobe, Inc., a turn-around situation which sought formal reorganization under Chapter 11 of the United States Bankruptcy Code in April 2001. From October 1995 through October 1997, Mr. Vizas was a co-founder and served as Chief Executive Officer of Quo Vadis International, an investment and financial advisory firm. Before joining in the formation of Quo Vadis International, he was Chief Executive Officer of Millennium Capital Development, a merchant banking firm, and of its predecessor, Kouri Telecommunications & Technology. Before joining Kouri, Mr. Vizas shared in the founding and development of a series of technology companies, including Orion Network Systems, Inc. of which he was a founder and a principal executive. From April 1987 to 1992, Mr. Vizas served as Vice Chairman of Orion, an international satellite communications company, and served as a Director from 1982 until 1992. Mr. Vizas has also held various positions in the United States government.

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

ITEM  11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal years ended December 31, 2001, 2000 and 1999, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2001 (the "Named Executive Officers") in all capacities in which they served. See Employment Agreements.

                           Summary Compensation Table

                               Annual Compensation
                               -------------------

                                                                    Other    Securities   All Other
                                                                   Compen-   Underlying    Compen-
  Name and Principal Position     Year      Salary      Bonus      sation    Options (#)   sation
-----------------------------   --------   --------    -------   ----------  -----------  ---------

Shant S. Hovnanian.............   2001      250,000    $    --      $   --     127,700     $   --
Chairman of the Board of          2000      250,000         --          --          --         --
Directors, President, Chief       1999      250,000         --          --     250,000         --
Executive Officer
and Chief Financial Officer

Michael Bacon..................   2001      175,000    $    --      $   --     162,500     $   --
Executive Vice President          2000      137,500     18,750          --     100,000         --
                                  1999       80,208     18,750          --          --         --

John A. Kallassy...............   2001      175,000    $50,000      $   --     112,500     $   --
Executive Vice President          2000       58,333     12,500          --     225,000         --
                                  1999           --         --          --          --         --

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2001.

                              Number     % of Total
                                of         Options                           Potential Realizable
                            Securities    Granted to                           Value at Assumed
                            Underlying   Employees in  Exercise             Annual Rates of Stock
                              Options       fiscal     or Base  Expiration  Price Appreciation for
           Name               Granted        year       Price      Date          Option Term
           ----               -------        ----       -----      ----          -----------
                                                                                   5%        10%
Shant S. Hovnanian            127,700        18.7%      $1.00     4/3/11      80,000    204,000
Michael Bacon                  75,000        11.0%       1.00     1/1/11      47,000    120,000
                               87,500        12.8%       1.00     4/3/11      55,000    139,000
John Kallassy                 112,500        16.5%      $1.00     4/3/11      71,000    179,000

      For additional information regarding stock option grants to employees in 2001, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 2001. None of the Named Executive Officers exercised any options during 2001.

                                                       Number of
                                                       Securities
                       Number of                       Underlying
                        Shares                     Unexercised Options       Value of Unexercised
                       Acquired        Value           Exercisable/          In-the-Money Options
     Name             on Exercise     Realized        Unexercisable        Exercisable/Unexercisable
     ----             -----------     --------        -------------        -------------------------
Shant S. Hovnanian...      0            $0           255,400/127,700                 $0/0
Michael Bacon........      0             0           125,000/137,500                  0/0
John A. Kallassy.....      0             0           112,500/225,000                  0/0

      For additional information regarding stock option grants to employees in 2001, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

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

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 1, 2002 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                                               Common Stock Beneficially
                                                        Owned (1)
                                    -------------------------------------------
          Beneficial Owner                 Number                 Percent
----------------------------------- -------------------       -----------------

Shant S. Hovnanian (2)(3)..........       3,887,102                  20.6%
Vahak S. Hovnanian (4)(5)..........       2,834,677                  15.0
William F. Leimkuhler (6)..........          70,250                   *
Jeffrey Najarian (7)(8)............       1,039,481                   5.5
Christopher Vizas (9)..............          40,000                   *
Michael Bacon (10) ................         175,000                   *
John A Kallassy (11) ..............         262,500                   1.4
XO Communications, Inc. (12).......       2,000,000                  10.6

All Directors and Executive Officers as a group (total 7
    persons).......................       8,309,010                  44.1%

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

      (2) Includes options to purchase 319,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (3) Includes 100,000 shares of Common Stock owned by Mr. Shant S. Hovnanian's minor child, Vahak Willem Hovnanian, for which Mr. Hovnanian, as custodian, has sole voting power.

      (4) Includes options to purchase 72,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2002 Annual Meeting.

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

      (6) Includes options to purchase 70,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2002 Annual Meeting.

      (7) Includes options to purchase 50,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2002 Annual Meeting.

      (8) Includes 989,481 shares of Common Stock owned by Starpoint Solutions, Inc., of which Mr. Najarian is the Chief Executive Officer. Mr. Najarian disclaims beneficial ownership of these shares.

      (9) Includes options to purchase 40,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2002 Annual Meeting.

      (10) Includes options to purchase 131,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (11) Includes options to purchase 187,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (12) Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use its best efforts to cause an XO representative to be elected to the Company's Board. To date, XO has not exercised this right.

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

ITEM  13. Certain Relationships and Related Transactions

      The information under `Director Compensation' included in Item 11. of this Form 10-K is incorporated by reference.

      During 2001, we issued an additional 300,000 shares of our Common Stock to Starpoint Solutions, Inc. in connection with the 2000 purchase of the remaining 55% interest in Speedia, LLC that we did not already own. Mr. Jeffrey Najarian, one of our directors, is the Chief Executive Officer of Starpoint.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) Financial Statements and Financial Schedule

(1)        Consolidated Financial Statements Page(s)

           Report of Independent Accountants.......................................................... 24

           Consolidated Balance Sheets as of December 31, 2001 and 2000............................... 25

           Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and
           1999....................................................................................... 26

           Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 2001, 2000 and 1999....................................... 27

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
           1999....................................................................................... 28

           Notes to Consolidated Financial Statements................................................. 29-35

(b) Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2001.

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

           10.1   SPEEDUS.COM, Inc. 1995 Stock Incentive Plan. (Amended and Restated as of July 19, 2001) (4)

           10.2   Employment  Agreement,  dated as of October 18, 1995,  between  CellularVision  USA, Inc. and
                  Shant S.  Hovnanian.(1)

           10.3   Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P.,
                  dated  as  of  July 7, 1993,  by  and between Hye Crest Management,  Inc.,  Bell Atlantic
                  Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto. (1)

           10.4   Agreement of Lease, dated May 9, 1994, by  and  between Cellular  Vision of New York and New
                  York  City  Economic Development  Corporation  and Sublease,  dated  March  8, 1995,  between
                  CellularVision  of  New York, L.P.  and Harvard Fax, Inc. (1)

           10.5   Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of  New  York, L.P.,  Hye  Crest Management, Inc., Shant  S.  Hovnanian, Vahak  S. Hovnanian,
                  Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

           10.6   Stock Purchase Agreement, dated as of June 13, 1999, between SPEEDUS.COM,  INC. and
                  NEXTLINK Communications,  Inc. (5)

           10.7   Strategic Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK
                  Communications, Inc. (5)

           10.8   Amended and Restated Agreement to Assign LMDS License, dated as of June 13, 1999, between
                  SPEEDUS.COM. Inc., SPEEDUSNY, L.P. and NEXTLINK Communications, Inc. (6)

           10.9   Share Exchange Agreement, dated as of June 30, 2000, among SPEEDUS.COM, Inc., TIS
                  Worldwide, Inc. and Daniel Doyon (7)

            21    Subsidiaries of SPEEDUS.COM, Inc. (1)

           24.1   Consent of PricewaterhouseCoopers LLP (8)

------------------

            (1) Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

            (2) Incorporated by reference to the Company's Form 10-K filed on March 31, 1999.

            (3) Incorporated by reference to the Company's Form 8-K filed on January 16, 2001.

            (4) Incorporated by reference to the Company's Definitive Proxy Statement filed on July 27, 2001.

            (5) Incorporated by reference to the Company's Form 8-K filed on June 28, 1999.

            (6) Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

            (7) Incorporated by reference to the Company's Form 8-K/A filed on July 17, 2000.

            (8)   Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SPEEDUS.COM, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SPEEDUS.COM, Inc. and its subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
March 29, 2002

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                         ASSETS
Current assets:
    Cash and cash equivalents                                 $ 39,933,881    $ 38,594,815
    Marketable securities                                           31,471          68,166
    Due from broker                                              4,921,177         624,790
    Accounts and other receivables                                 670,120          94,816
    Prepaid expenses and other                                     381,332          62,098
    Due from affiliates                                                 --          93,112
                                                              ------------    ------------
    Total current assets                                        45,937,981      39,537,797
Property and equipment, net of accumulated
  depreciation of $9,650,192 and $9,198,902                      5,828,315       8,659,977
Other intangible assets, net of accumulated
  amortization of $271,071 and $173,214                          1,798,929       2,196,786
Other assets                                                       326,881       1,184,735
Goodwill, net of accumulated
  amortization of $1,185,724 in 2000                                    --       6,048,889
                                                              ------------    ------------
    Total assets                                              $ 53,892,106    $ 57,628,184
                                                              ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $    206,871    $    270,202
    Accrued liabilities                                          1,461,460       1,532,542
    Securities sold and not purchased                            6,277,837         952,032
    Other current liabilities                                      464,217          18,005
                                                              ------------    ------------
    Total current liabilities                                    8,410,385       2,772,781

Commitments and Contingencies                                           --              --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 21,384,838 and 21,034,838
      shares issued)                                               213,848         210,348
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued
           and outstanding)                                             --              --
    Additional paid-in-capital                                  90,289,432      90,292,432
    Treasury stock (at cost; 2,277,532 and 309,800 shares)      (2,416,089)       (305,741)
    Accumulated deficit                                        (42,605,470)    (35,341,636)
                                                              ------------    ------------
    Stockholders' equity                                        45,481,721      54,855,403
                                                              ------------    ------------
    Total liabilities and stockholders' equity                $ 53,892,106    $ 57,628,184
                                                              ============    ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the years ended December 31,
                                                --------------------------------------------
                                                    2001            2000            1999
                                                ------------    ------------    ------------
Revenues                                        $     68,847    $    105,395    $    612,135
                                                ------------    ------------    ------------
Expenses:
     Selling, general and administrative           5,263,179       5,844,260       4,409,046
     Research and development                      1,716,118       1,346,549       1,016,489
     Depreciation and amortization                 9,373,353       4,697,823       2,778,623
                                                ------------    ------------    ------------
     Total operating expenses                     16,352,650      11,888,632       8,204,158
                                                ------------    ------------    ------------

Operating loss                                   (16,283,803)    (11,783,237)     (7,592,023)

Investment income                                  9,058,801       3,475,789       1,300,469
Equity in loss of associated company                (125,297)       (569,782)       (350,722)
Other income                                          86,465          99,856         623,804
Settlement of litigation                                  --        (282,500)             --
Interest expense                                          --          (8,793)        (22,590)
                                                ------------    ------------    ------------

Loss before gain on assignment of spectrum,
   intellectual property settlement
   and provision for income taxes                 (7,263,834)     (9,068,667)     (6,041,062)

Gain on assignment of spectrum                            --              --      19,442,000
Intellectual property settlement                          --              --      (2,425,000)
                                                ------------    ------------    ------------

Earning/(loss) before provision for
  income taxes                                    (7,263,834)     (9,068,667)     10,975,938

Provision for income taxes                                --              --         330,000
                                                ------------    ------------    ------------

Net earning/(loss)                              $ (7,263,834)   $ (9,068,667)   $ 10,645,938
                                                ============    ============    ============


Per share:
Basic earnings (loss) per common share          $      (0.36)   $      (0.44)   $       0.58
                                                ============    ============    ============
Weighted average common shares
    outstanding                                   19,947,784      20,445,586      18,465,974
                                                ============    ============    ============

Diluted earnings (loss) per common share        $      (0.36)   $      (0.44)   $       0.57
                                                ============    ============    ============
Weighted average common shares
    outstanding                                   19,947,784      20,445,586      18,680,082
                                                ============    ============    ============

            The accompanying notes are an integral part of these consolidated financial statements.

                                SPEEDUS.COM, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 2000 and 2001

                                         Common Stock            Additional                                             Total
                                  --------------------------      Paid-in-        Treasury          Accumulated     Shareholders'
                                    Amount         Shares         capital           Stock             Deficit           Equity
                                  ------------   -----------   --------------   --------------    --------------    --------------
Balance, January 1, 1999 ......   $    171,314    17,131,357   $   58,794,847   $           --    $  (36,918,907)   $   22,047,254

    Issuance of common stock ..         25,396     2,539,602       20,407,852                                           20,433,248

    Common stock issuance costs                                     (558,000)                                             (558,000)

    Stock based compensation ..                                     1,231,000                                            1,231,000

    Net earnings ..............                                                                       10,645,938        10,645,938
                                  ------------   -----------   --------------   --------------    --------------    --------------

Balance, December 31, 1999 ....        196,710    19,670,959       79,875,699               --       (26,272,969)       53,799,440

    Issuance of common stock ..         13,638     1,363,879        8,919,733                                            8,933,371

    Repurchase of common stock                                                        (305,741)                           (305,741)

    Stock based compensation ..                                     1,497,000                                            1,497,000

    Net loss ..................                                                                       (9,068,667)       (9,068,667)
                                  ------------   -----------   --------------   --------------    --------------    --------------

Balance, December 31, 2000 ....        210,348    21,034,838       90,292,432         (305,741)      (35,341,636)       54,855,403

    Issuance of common stock ..          3,000       300,000           (3,000)                                                  --

    Exercise of warrants ......            500        50,000                                                                   500

    Repurchase of common stock                                                      (2,110,348)                         (2,110,348)

    Net loss ..................                                                                       (7,263,834)       (7,263,834)
                                  ------------   -----------   --------------   --------------    --------------    --------------

Balance, December 31, 2001 ....   $    213,848    21,384,838   $   90,289,432   $   (2,416,089)   $  (42,605,470)   $   45,481,721
                                  ============   ===========   ==============   ==============    ==============    ==============

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the years ended December 31,
                                                                --------------------------------------------
                                                                     2001            2000            1999
                                                                ------------    ------------    ------------
Cash flows from operating activities:
     Net earnings/(loss)                                        $ (7,263,834)   $ (9,068,667)   $ 10,645,938
     Adjustments to reconcile net earnings/(loss)to net
        cash provided by/(used in) operating activities:
         Depreciation and amortization                             9,373,353       4,697,823       2,778,623
         Stock based compensation                                    653,000         844,000         615,000
         Equity in loss of associated company                        125,297         569,782         350,722
         Other income                                                (86,465)             --              --
         Settlement of litigation                                         --         282,500              --
         Gain on assignment of spectrum                                   --              --     (19,442,000)
         Changes in operating assets and liabilities:
             Marketable securities                                    36,695         (68,166)             --
             Due from broker                                      (4,296,387)       (624,790)             --
             Accounts and other receivables                          (22,182)        (86,752)         (8,064)
             Prepaid expenses and other                             (319,234)        (12,098)        (26,652)
             Due from affiliates                                      93,112              --          (6,668)
             Other assets                                             12,900        (485,699)         21,129
             Accounts payable                                        (63,331)       (284,537)     (1,964,606)
             Accrued liabilities                                     (71,082)        467,306         257,737
             Securities sold and not purchased                     5,325,805         952,032              --
             Other current liabilities                               446,212        (120,932)        (64,875)
                                                                ------------    ------------    ------------
                 Net cash provided by/(used in)
                    operating activities                           3,943,859      (2,938,198)     (6,843,716)
                                                                ------------    ------------    ------------
Cash flows from investing activities:
     Investment in associated companies                             (400,000)       (954,957)       (350,722)
     Property and equipment additions                                (94,945)     (1,039,885)       (901,232)
     Net proceeds from assignment of spectrum                             --              --      19,750,000
     Intangible assets                                                    --        (570,000)             --
                                                                ------------    ------------    ------------
                 Net cash provided by/(used in)
                    investing activities                            (494,945)     (2,564,842)     18,498,046
                                                                ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from exercise of options and warrants                      500           1,433         433,248
     Repurchase of stock                                          (2,110,348)       (305,741)             --
     Proceeds from sale of stock                                          --              --      19,750,000
     Repayment of notes payable                                           --        (210,938)       (126,562)
                                                                ------------    ------------    ------------
                 Net cash provided by/(used in)
                    financing activities                          (2,109,848)       (515,246)     20,056,686
                                                                ------------    ------------    ------------
                 Net increase/(decrease) in cash
                    and cash equivalents                           1,339,066      (6,018,286)     31,711,016
Cash and cash equivalents, beginning of period                    38,594,815      44,613,101      12,902,085
                                                                ------------    ------------    ------------
Cash and cash equivalents, end of period                        $ 39,933,881    $ 38,594,815    $ 44,613,101
                                                                ============    ============    ============

Supplemental Cash Flow Disclosures:
     Cash paid for interest during the period                   $         --    $      8,793    $     22,238
                                                                ============    ============    ============
     Cash paid for income taxes during the period               $         --    $         --    $    302,000
                                                                ============    ============    ============
Noncash transactions - common stock:
     Issued for intangible assets                               $         --    $  1,800,000    $         --
                                                                ============    ============    ============
     Issued/contingently issuable for acquisition               $         --    $  6,849,438    $         --
                                                                ============    ============    ============
Noncash transaction:
     Accounts receivable from sale of other assets              $    553,122    $         --    $         --
                                                                ============    ============    ============

            The accompanying notes are an integral part of these consolidated financial statements

                                SPEEDUS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      SPEEDUS.COM, Inc. ("SPEEDUS.COM"), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. ("CVUS") to combine the ownership of predecessor companies that were under common control. In January 1999, through a `short form merger' as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM. Unless the context requires otherwise, the term Company includes SPEEDUS.COM and its wholly owned subsidiaries.

Business and FCC License

      The Company has co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. The Company will continue to explore additional acquisitions in emerging-growth companies. The Company owns a portfolio of patents that allow for high-speed wireless communications. The Company also owns fixed wireless spectrum in the New York City metropolitan area that it may commercialize in the future to support high-speed, or broadband, Internet access service. During 2001, the Company also developed and launched an online cell phone store, 007Phones, which it now licenses to a third-party.

      From 1992 until November 1998, the Company operated a 49-channel analog subscription television service utilizing 1,300 MHz of spectrum under a LMDS license from the FCC. The FCC commercial operating license was awarded to the Company in recognition of its efforts in developing and deploying LMDS technology, and for spearheading its regulatory approval at the FCC. In September 1997, the Company's pioneer LMDS license was renewed as a standard LMDS license through February 1, 2006. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. The license covers 1,150 MHz of spectrum in the 28 GHz range encompassing the New York Primary Metropolitan Statistical Area, a region which includes the five boroughs of New York City as well as the New York Counties of Westchester, Rockland, and Putnam. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable.

      In November 1998, as a result of the assignment of 850 MHz of spectrum, the Company terminated its subscription television service. In October 1999, the Company assigned an additional 150 MHz of spectrum.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of SPEEDUS.COM and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's share of earnings or losses of associated companies, that are 20% to 50% owned, is included in the consolidated operating results using the equity method of accounting. During 2001, the Company's ownership interest in Zargis Medical (49% at December 31,
2001) and during 1999 and through June 30, 2000, the Company's 45% ownership interest in Speedia LLC (see Note 4) were accounted for using the equity method of accounting.

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

Cash and Cash Equivalents

      The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 cash equivalents consisted of money market funds. At December 31, 2000, cash equivalents consisted of commercial paper and money market funds.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2001 and 2000, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $631,000 and $628,000, unrealized losses were $600,000 and $560,000 and the carrying value was $31,000 and $68,000, respectively.

Securities sold and not purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount shown on the balance sheet as `Securities sold and not purchased' represents the value of these securities at fair market value. At December 31, 2001 and 2000, the Company had sold securities it had not purchased. The aggregate proceeds were $5,504,000 and $1,502,000, unrealized gains/(losses) were $(774,000) and $550,000 and the market value of the securities was $6,278,000 and $952,000, respectively.

      During the years ended December 31,2001 and 2000, realized gains in the amount of $9,324,000 and $797,000 were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations. Realized gains and losses during the year ended December 31, 1999 were not material.

Due from broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2001 and 2000, restricted cash balances in the amounts of $4,921,000 and $625,000, respectively, were held by brokerage firms.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash equivalents and marketable securities. These instruments are potentially subject to concentrations of credit risk but the Company believes that this risk is limited due to diversification and investments being made in investment grade securities.

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

Long-lived assets

      The Company periodically evaluates the net realizable value of long-lived assets, including fixed assets and equity method investments, relying on anticipated future cash flows. The Company's evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Goodwill and Other Intangible Assets

      Goodwill, the excess of cost over the net assets of Speedia, LLC (see Note
4) at the time of acquisition, was amortized on a straight-line basis over three years.

      Other intangible assets consist of the cost of a software license, which was being amortized over its estimated useful life of three years, and a patent, which is being amortized over its remaining life of fourteen years at the time of acquisition.

      However, as a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia that we did not already own. Based on our review, we recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of intangible assets associated with that acquisition. This charge is included in "Depreciation and amortization" for the year ended December 31, 2001.

Revenue Recognition

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. At December 31, 2001, there is $455,000 and $381,000 included in `Other current liabilities' and `Prepaid expenses and other', respectively, representing these deferred revenues and deferred charges, respectively.

Income Taxes

      As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company's assets and liabilities.

      As of December 31, 2001, the Company has a deferred tax asset of approximately $20.7 million, relating primarily to operating losses, and an offsetting valuation allowance of the same amount. As of December 31, 2000 and 1999, the Company recorded a deferred tax asset of approximately $18.1 million and $9.1 million, respectively, primarily related to operating losses and the difference between the book and tax basis of the Company's assets. An offsetting valuation allowance of $18.1 million and $9.1 million, respectively, was established as the Company had no ability to carryback its losses and a limited earnings history. For the year ended December 31, 1999, the Company has recorded a provision for income tax of $330,000 relating to Federal and State Alternative Minimum Taxes.

      For the year ended December 31, 1999, the provision for taxes was comprised of $235,000 for federal taxes and $95,000 for state taxes.

      A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

                                                      2001     2000     1999
                                                      ----     ----     ----
    Statutory rate                                    (34%)    (34%)     34%
    Permanent difference - stock based compensation     3%       3%       2%
    State income taxes, net of federal benefit        (11%)    ( 3%)      1%
    Change in valuation allowance                      42%     (34%)    (34%)
                                                      ----     ----     ----

    Effective rate                                     --%      --%       3%
                                                      ====     ====     ====

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $42.9 million. If not utilized, the net operating loss carryforwards will expire in various amounts through 2023.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the year ended December 31, 2001 and 2000, basic and diluted net loss available for common shareholders was equal to net loss. Weighted average shares for the assumed exercise or conversion of stock options and warrants in the amounts of 88,068 and 102,338, respectively, for the year ended December 31, 2001 and

104,607 and 261,598, respectively, for the year ended December 31, 2000 have been excluded from the diluted loss per share since their effect would be antidilutive.

      a. For the year ended December 31, 1999, basic and diluted net earnings available for common shareholders was equal to net earnings. The weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amounts of 42,221 and 171,887 for the assumed exercise or conversion of stock options and warrants, respectively, to the weighted average shares outstanding for basic earnings per share for a total of 18,680,082 weighted average shares outstanding for diluted earnings per share.

3. Related Party Transactions

      a. In July 1993, the Company entered into a license agreement with CellularVision Technology and Telecommunications, L.P. CT&T owns a portfolio of fundamental broadband wireless patents and licenses. The Company has operated its super high-speed Internet broadband wireless network under a technology license from CT&T.

      CT&T was 80% owned by Shant S. Hovnanian, the Chairman of the Board, President, and Chief Executive Officer of the Company, Vahak S. Hovnanian, a director of the Company, and Bernard B. Bossard, a former officer and director of the Company, (collectively, the "Founders"). The remaining 20% of CT&T was owned by a U.S. subsidiary of Philips Electronics, N. V. ("Philips")

      In connection with the settlement of litigation commenced by M/A-COM, a unit of Tyco International Ltd., during 2000 the Company acquired Philips 20% interest in CT&T. In addition, the Founders contributed their 80% interest in CT&T to the Company as part of the settlement agreement. The Company's portion of the settlement was $2.4 million and was expensed during the year ended December 31, 1999.

      b. The Company has signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. During the year ended December 31, 2001, no revenues were recorded in connection with Zargis Medical.

4. Acquisition

      On June 30, 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to Speedia's selling shareholders, Starpoint Solutions, Inc. (formerly TIS Worldwide, Inc.) and Daniel Doyon (collectively, the "Sellers). Thereafter, as a result of not having met certain contingencies, the Company was obligated to issue an additional 300,000 shares of its Common Stock.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.8 million (including the value of the additional shares), over the fair value of the net assets acquired was approximately $7.2 million which has been recorded as goodwill and was being amortized over a period of 3 years. However, as a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia that we did not already own. Based on our review, we recorded a charge of $3,779,000 in the fourth quarter of 2001 to write off the value of goodwill and intangible assets associated with that acquisition.

      Unaudited pro forma operating results of the Company as though the acquisition of Speedia had occurred on January 1, 1999, with adjustment to give effect to the amortization of goodwill, are as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                        2000             1999
                                                        ----             ----

   Revenues                                          $    129,765  $    612,819

   Operating loss                                    $(14,060,088) $(10,713,719)

   Net earnings/(loss)                               $(10,863,736) $  7,874,964

   Basic and diluted net earnings/(loss) per share   $      (0.51) $       0.40

5. Property and Equipment

      Property and equipment consists of the following:

                                                         December 31,
                                                  ------------------------
                                                     2001           2000
                                                  ----------    ----------
    Transmission and headend equipment........   $11,476,412   $12,371,232
    Customer premises equipment ..............       684,400     2,041,294
    Leasehold improvements ...................     2,111,076     2,107,313
    Office equipment .........................       480,609       613,030
    Fiber optics .............................       375,000       375,000
    Equipment deposits .......................       351,010       351,010
                                                  ----------    ----------
                                                  15,478,507    17,858,879
    Less--accumulated depreciation ...........     9,650,192     9,198,902
                                                  ----------    ----------
                    Property and equipment....    $5,828,315    $8,659,977
                                                  ==========    ==========

      Depreciation expense was approximately $2,988,000, $3,430,000 and $2,779,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. Stockholders' Equity

Stock Options

      The Company's 1995 Stock Incentive Plan, as amended, provides for the grant of various stock-based incentives, including non-qualified and incentive stock options. The Plan has reserved 2,250,000 shares of Common Stock of the Company for issuance to employees, directors and consultants, including an additional 500,000 shares approved by stockholders in each of 1999, 2000 and 2001.

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

      During 2001, a total of 682,246 non-qualified stock options were granted at exercise prices ranging from $0.825 to $1.75 per share, no options were exercised and 129,360 options were cancelled. All options were granted at the market price per share on the date of grant and have ten-year terms. The weighted average exercise price for the 1,604,980 options outstanding at December 31, 2001, 840,817 of which were exercisable, was $2.90 per share. At December 31, 2001, there were 981,183 shares available for future grant.

      The Company accounts for the cost of stock-based compensation plans in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Since all options to date have been granted at the market price per share on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the years ended December 31, 2001, 2000 and 1999. If the Company had determined compensation expense based upon the fair value at the date of grant in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense would have been $975,000, $1,154,000 and $1,081,000 for the years ended December 31, 2001, 2000 and 1999, respectively. On a pro forma basis, for the years ended December 31, 2001, 2000 and 1999: (i) net earnings/(loss) would have been $(8,239,000), $(10,223,000) and $9,565,000, respectively; (ii) basic earnings/(loss) per share would have been $(0.41), $(0.50) and $0.52, respectively, and (iii) diluted earnings/(loss) per share would have been $(0.41), $(0.50) and $0.51, respectively.

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during 2001 included a risk-free interest rate of 6.0%, an expected life of 3 years and a volatility factor of 175%.

Warrants

      The Company accounts for warrants granted to non-employees under the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services". The fair value of the warrants at the time of issuance was determined using the Black-Scholes option-pricing model. Expenses are recognized over the service terms.

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

      During 2001, no warrants were issued and warrants to purchase 50,000 shares of Common Stock were exercised.

      At December 31, 2001, there were outstanding warrants to purchase an aggregate of 663,256 shares of Common Stock with exercise prices ranging from $1.00 to $15.03 and a weighted average price of $4.94.

      During the years ended December 31, 2001, 2000 and 1999, stock based compensation in the aggregate amounts of $653,000, $844,000 and $1,231,000, respectively, for financial advisory and other services was recorded. These amounts are included in selling, general and administrative expenses in the amounts of $653,000, $844,000 and $615,000 in 2001, 2000 and 1999, respectively, common stock issuance costs in the amount of $308,000 in 1999 and gain on assignment of spectrum in the amount of $308,000 in 1999.

Stockholder Rights Plan

      On January 11, 2001, the Company's Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of the Company's Common Stock.

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

7. Sale of Spectrum

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

8. Commitments and Contingencies

Noncancelable Leases

      At December 31, 2001, future minimum lease payments due under noncancelable leases are as follows:

       2002.................................................       $  345,000
       2003.................................................          233,000
       2004.................................................          189,000
       2005.................................................          103,000
       2006.................................................          103,000
       Thereafter...........................................           86,000
                                                                    ---------
                    Total...................................       $1,059,000
                                                                    =========

      Rent expense was approximately $294,000, $300,000 and $295,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Legal Proceedings

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

10. Selected Quarterly Data (unaudited)

      Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

                                                       Year ended December 31, 2001
                                 -------------------------------------------------------------------------
                                 First Quarter        Second Quarter    Third Quarter      Fourth Quarter
                                 --------------     -----------------------------------    ---------------
Revenues                               $     25            $     22            $    20            $     2
Selling, general and
    administrative expenses               1,537               1,464                966              1,296
Research and development                    485                 443                380                408
Operating loss                           (3,382)             (3,285)            (2,661)            (6,956)
Investment income/(loss)                  5,879                (240)             3,240                181
Net earnings/(loss)                    $  2,476            $ (3,546)           $   536            $(6,730)
Per share (1):
    Basic                              $   0.12            $  (0.18)           $  0.03            $ (0.35)
    Diluted                            $   0.12            $  (0.18)           $  0.03            $ (0.35)

                                                       Year ended December 31, 2000
                                 -------------------------------------------------------------------------
                                  First Quarter        Second Quarter    Third Quarter      Fourth Quarter
                                 --------------     -----------------   --------------     ---------------
Revenues                               $     35            $     23            $    20            $    27
Selling, general and
    administrative expenses               1,040               1,255              1,480              2,069
Research and development                    205                 325                409                408
Operating loss                           (2,042)             (2,329)            (3,292)            (4,120)
Investment income/(loss)                    601                 937                488              1,450
Net earnings/(loss)                    $ (1,678)           $ (1,730)           $(2,988)           $(2,673)
Per share (1):
    Basic                              $  (0.08)           $  (0.09)           $ (0.14)           $ (0.13)
    Diluted                            $  (0.08)           $  (0.09)           $ (0.14)           $ (0.13)

      During the fourth quarter of 2001, as a result of continuing weak industry conditions and lower market valuations, the Company undertook a review of its business model. As a result, the Company determined to not actively pursue new initiatives in the wireless market and undertook a downsizing of Speedia and its personnel. In June 2000, the Company had recorded $7.2 million in goodwill as a result of the purchase of the remaining 55% interest in Speedia that it did not already own and was amortizing this goodwill over a period of three years commencing in the third quarter of 2000. As a result of its review and downsizing, however, the Company determined that there were indications of impairment to the carrying value of its goodwill and other purchased intangibles in connection with this acquisition and recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition.

11. Subsequent Events (unaudited)

      In February 2002, the Company signed a letter of intent for the purchase of a controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The amount of the Company's commitment is $3,500,000, which funds will be applied principally for its expansion. The Company will also enter into a management services contract with this company that will result in direct revenues to the Company apart from those arising out of its ownership interest. There can be no assurance that this transaction will be consummated or consummated on these terms.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 1, 2002.

                                          SPEEDUS.COM, Inc.

                                          s/s Shant S. Hovnanian
                                          --------------------------------------
                                          Shant S. Hovnanian
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                Title                             Date
         ---------                                -----                             ----
s/s  Shant S. Hovnanian           Chairman of the Board of Directors,         April 1, 2002
---------------------------       President and Chief Executive and Chief
Shant S. Hovnanian                Financial Officer

s/s Angela M. Vaccaro             Controller and Chief Accounting Officer     April 1, 2002
---------------------------
Angela M. Vaccaro

s/s Vahak S. Hovnanian            Director                                    April 1, 2002
---------------------------
Vahak S. Hovnanian

s/s William F. Leimkuhler         Director                                    April 1, 2002
-------------------------
 William F. Leimkuhler

s/s Jeffrey Najarian              Director                                    April 1, 2002
---------------------------
Jeffrey Najarian

s/s Christopher Vizas             Director                                    April 1, 2002
---------------------------
Christopher Vizas