Form 10-Q
period 2002-03-31
SPEEDUS COM INC
filed 2002-05-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582

                                SPEEDUS.COM, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                13-3853788
          -------------------------                   ----------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

          140 58th Street, Suite 7E
              Brooklyn, New York                           11220
          -------------------------                   ----------------
 (Address of principal executive offices)                (Zip Code)

                                  718-567-4300
                               -------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                               -------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of May 13, 2002 was 17,991,106.

                                SPEEDUS.COM, Inc.

                               INDEX TO FORM 10-Q

                                                                              Page(s)
                                                                              -------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

            Consolidated Balance Sheets as of March 31, 2002 (unaudited)
            and December 31, 2001 .........................................     3

            Consolidated Statements of Operations (unaudited) for the
            Three Months Ended March 31, 2002 and 2001 ....................     4

            Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 2002 and 2001 ....................     5

            Notes to Consolidated Financial Statements (unaudited) ........    6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   8-11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ......     11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................     12

ITEM 2 -- Changes in Securities ...........................................     12

ITEM 3 -- Defaults Upon Senior Securities .................................     12

ITEM 4 -- Submission of Matters to a Vote of Security Holders .............     12

ITEM 5 -- Other Information ...............................................     12

ITEM 6 -- Exhibits and Reports on Form 8-K ................................     12

Signature Page ............................................................     13

                                SPEEDUS.COM, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (unaudited)
                          ASSETS
Current assets:
    Cash and cash equivalents                                    $ 39,614,369      $ 39,933,881
    Marketable securities                                              46,358            31,471
    Due from broker                                                 5,240,672         4,921,177
    Accounts and other receivables                                     58,495           670,120
    Prepaid expenses and other                                        176,060           381,332
                                                                 ------------      ------------
    Total current assets                                           45,135,954        45,937,981
Property and equipment, net of accumulated
  depreciation of $9,842,208 and $9,650,192                         5,205,497         5,828,315
Other intangible assets, net of accumulated
  amortization of $308,036 and $271,071                             1,761,964         1,798,929
Other assets                                                          335,816           326,881
                                                                 ------------      ------------
    Total assets                                                 $ 52,439,231      $ 53,892,106
                                                                 ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $    416,478      $    206,871
    Accrued liabilities                                             1,283,709         1,461,460
    Securities sold and not purchased                               7,467,770         6,277,837
    Other current liabilities                                         260,858           464,217
                                                                 ------------      ------------
    Total current liabilities                                       9,428,815         8,410,385

Commitments and Contingencies                                              --                --

Stockholders' equity:
    Common stock ($.01 par value; 40,000,000
      shares authorized; 21,384,838 shares issued                     213,848           213,848
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued
           and outstanding)                                                --                --
    Additional paid-in-capital                                     90,289,432        90,289,432
    Treasury stock (at cost; 2,739,432 and 2,277,532 shares)       (2,906,024)       (2,416,089)
    Accumulated deficit                                           (44,586,840)      (42,605,470)
                                                                 ------------      ------------
    Stockholders' equity                                           43,010,416        45,481,721
                                                                 ------------      ------------
    Total liabilities and stockholders' equity                   $ 52,439,231      $ 53,892,106
                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------

Revenues                                         $    234,564      $     24,504
                                                 ------------      ------------

Expenses:
    Selling, general and administrative             1,053,104         1,537,574
    Research and development                          216,361           485,088
    Depreciation and amortization                     659,783         1,384,225
    Cost of sales                                     205,272                --
                                                 ------------      ------------
    Total operating expenses                        2,134,520         3,406,887
                                                 ------------      ------------

Operating loss                                     (1,899,956)       (3,382,383)

Investment income                                         514         5,878,659
Equity in loss of associated company                  (81,928)          (20,012)
                                                 ------------      ------------

Net earnings/(loss)                              $ (1,981,370)     $  2,476,264
                                                 ============      ============

Per share:
Basic earnings (loss) per common share           $      (0.10)     $       0.12
                                                 ============      ============
Weighted average common shares
    outstanding                                    18,910,607        20,323,766
                                                 ============      ============

Diluted earnings (loss) per common share         $      (0.10)     $       0.12
                                                 ============      ============
Weighted average common shares
    outstanding                                    18,910,607        20,451,256
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended March 31,
                                                                         ------------------------------
                                                                             2002               2001
                                                                         ------------      ------------
Cash flows from operating activities:
     Net earnings/(loss)                                                 $ (1,981,370)     $  2,476,264
     Adjustments to reconcile net earnings/(loss) to
       net cash provided by/(used in) operating activities:
         Depreciation and amortization                                        659,783         1,384,225
         Stock based compensation                                                  --           326,500
         Equity in loss of associated company                                  81,928            20,012
         Changes in operating assets and liabilities:
             Marketable securities                                            (14,887)            1,170
             Due from broker                                                 (319,495)         (690,982)
             Accounts and other receivables                                   101,003              (592)
             Prepaid expenses and other                                       205,272            55,753
             Other assets                                                     (13,200)              850
             Accounts payable                                                 209,607            30,048
             Accrued liabilities                                             (177,751)          (26,010)
             Securities sold and not purchased                              1,189,933         2,003,019
             Other current liabilities                                       (203,359)              434
                                                                         ------------      ------------

                 Net cash provided by/(used in) operating activities         (529,262)        5,580,691
                                                                         ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of other assets                                       553,122                --
     Loans and other receivables                                             (146,563)               --
     Investment in associated companies                                            --          (200,000)
     Property and equipment additions                                              --           (34,359)
                                                                         ------------      ------------

                 Net cash provided by/(used in) investing activities          406,559          (234,359)
                                                                         ------------      ------------

Cash flows from financing activities:
     Repurchase of stock                                                     (489,935)         (698,293)
                                                                         ------------      ------------

                 Net cash provided by/(used in) financing activities         (489,935)         (698,293)
                                                                         ------------      ------------

                 Net increase/(decrease) in cash
                    and cash equivalents                                     (319,512)        4,648,039

Cash and cash equivalents, beginning of period                             39,933,881        38,594,815
                                                                         ------------      ------------

Cash and cash equivalents, end of period                                 $ 39,614,369      $ 43,242,854
                                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPEEDUS.COM, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of SPEEDUS.COM, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $639,000, unrealized losses were $593,000 and the carrying value was $46,000.

Securities sold but not purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as 'Securities sold and not purchased' represent the value of these securities at fair market value. At March 31, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $6,575,000, unrealized losses were $893,000 and the market value of the securities was $7,468,000.

      During the quarters ended March 31, 2002 and 2001, realized gains in the amounts of $29,000 and $585,000, respectively, were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations.

Due from broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2002 and December 31, 2001, restricted cash balances in the amounts of $5,241,000 and $4,921,000, respectively, were held by brokerage firms.

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

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. This accounting standard had no material effect on our results of operations.

Other Intangible Assets

      Other intangible assets consist of the cost of a software license, which was being amortized over its estimated useful life of three years, and a patent, which is being amortized over its remaining life of fourteen years at the time of acquisition.

      In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" was issued. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This accounting standard had no material effect on our results of operations.

Revenue Recognition

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. At March 31, 2002, there is $242,000 and $176,000 included in 'Other current liabilities' and 'Prepaid expenses and other', respectively, representing these deferred revenues and deferred charges, respectively.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarters ended March 31, 2002 and 2001, basic and diluted net earnings/(loss) available for common shareholders was equal to net earnings/(loss).

      For the quarter ended March 31, 2002, weighted average common shares for the assumed exercise or conversion of stock options and warrants in the amounts of 678 and 0, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive. For the quarter ended March 31, 2001, the weighted average common shares for diluted earnings per share were determined by adding weighted average common shares in the amounts of 5,693 and 121,797 for the assumed exercise of stock options and warrants, respectively, to the weighted average common shares outstanding for basic earnings per share for a total of 20,451,256 weighted average common shares outstanding for diluted earnings per share.

2. Legal Proceedings

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

3. Subsequent Events

      In May 2002, we acquired controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2001.

Cautionary Statement Regarding Forward-Looking Information

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

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any material revenue from our wireless data products and services business. Revenues from 1999 to 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain. In 2002, we recognized revenues from the sale and activation of wireless phones. However, these amounts are expected to decrease in the future. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation.

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

      We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. We are particularly focused on companies with sound business plans and existing revenue bases that require growth capital. We will continue to pursue opportunities involving our wireless expertise and broadband assets as attractive opportunities present themselves. The companies that we target, either public or privately held and regardless of industry, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We have examined numerous business opportunities and have closed our first investment under this growth plan during the second quarter of 2002. In May 2002, we acquired controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the quarter ended March 31, 2002, we recognized realized gains on these transactions in the amount of $29,000.

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

      We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

      Currently, we are conducting a limited pilot program of our SPEED(SM) broadband super high-speed Internet service and, at March 31, 2002, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEED(SM) service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material. We estimate that the total annual cost of the pilot program is approximately $500,000.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 2 to our consolidated financial statements included in our 2001 Form 10-K and Note 1 to our consolidated financial statements included in this Form 10-Q. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $5.7 million at March 31, 2002 and currently do not generate significant revenues or cash flows. Absent increased revenues and cash flows in the future, however, we estimate that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Revenues increased $210,000 from $25,000 for the three months ended March 31, 2001 to $235,000 for the three months ended March 31, 2002. This increase is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, which the Company now licenses to a third-party. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. Revenues to be recognized in the future from the sale and activation of wireless phones are expected to decrease. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. The revenues for the 2001 period reflect the early results of the Company's pilot program to connect its first Internet subscribers and co-hosting revenues from use of the Company's Data Center. The Company intends to continue this pilot program until a final determination can be made on the availability of equipment on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. We estimate that the total annual cost of the pilot program is approximately $500,000.

      Selling, general and administrative expenses decreased $485,000 from $1,538,000 for the three months ended March 31, 2001 to $1,053,000 for the three months ended March 31, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions and decreases in stock based compensation.

      Research and development expenses decreased $269,000 from $485,000 for the three months ended March 31, 2001 to $216,000 for the three months ended March 31, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions.

      Depreciation and amortization decreased $724,000 from $1,384,000 for the three months ended March 31, 2001 to $660,000 for the three months ended March 31, 2002. $605,000 of this net decrease is a result of amortization of the goodwill recorded during the three months ended March 31, 2001 resulting from the Speedia acquisition on June 30, 2000. This goodwill was being amortized over a period of three years. The Company recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition, eliminating the remaining balance of goodwill and those intangible assets.

      Cost of sales amounted to $205,000 for the three months ended March 31, 2002. These costs, which were previously deferred, represent the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, as discussed above.

      Investment income decreased $5,878,000 from $5,879,000 for the three months ended March 31, 2001 to $1,000 for the three months ended March 31, 2002. This decrease is primarily a result of the recognition of realized and unrealized gains/(losses) during those periods. The Company's policy is to record marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized gains/(losses) decreased $556,000 from net gains of $585,000 for the three months ended March 31, 2001 to net gains of $29,000 for the three months ended March 31, 2002. Unrealized gains/(losses) decreased $4,814,000 from net gains of $4,728,000 for the three months ended March 31, 2001 to net losses of $86,000 for the three months ended March 31, 2002.

      Equity in loss increased $62,000 from $20,000 for the three months ended March 31, 2001 to $82,000 for the three months ended March 31, 2002. The 2001 period reflects the Company's share (48% at March 31, 2002) in Zargis Medical's operations, accounted for under the equity method.

      Net loss amounted to $1,981,000 for the three months ended March 31, 2002 compared to net earnings of $2,476,000 for the three months ended March 31, 2001, primarily as a result of the unrealized gains from investments recognized by the Company during the 2001 period. These results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      The Company believes that consummation of spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (in the aggregate amount of approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2002 fiscal year. However, the Company does not expect to have earnings from operations, exclusive of non-cash charges, until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs.

      In May 2002, we acquired controlling interest in a European style casual food service company. This company is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the quarter ended March 31, 2002, we recognized realized gains on these transactions in the amount of $29,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at March 31, 2002 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

      The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. The Company's investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not purchased are carried at the fair market value of the securities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Note 2 to the accompanying consolidated financial statements is incorporated herein by reference.

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

                               SPEEDUS.COM, Inc.


Date: May 15, 2002             By: /s/ Shant S. Hovnanian
                                   ---------------------------------------------
                               Shant S. Hovnanian
                               Chairman of the Board and Chief Executive Officer


Date: May 15, 2002             By: /s/ Angela M. Vaccaro
                                   ---------------------------------------------
                               Angela M. Vaccaro
                               Controller and Chief Accounting Officer