Form 10-Q
period 2002-06-30
SPEEDUS CORP
filed 2002-08-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                        Commission file number: 000-27582


                                  Speedus Corp.
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3853788
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          140 58th Street, Suite 7E
                Brooklyn, New York                        11220
(Address of principal executive offices)                (Zip Code)

                                  718-567-4300
              (Registrant's telephone number, including area code)

                                SPEEDUS.COM, Inc.
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 5, 2002 was 17,752,106.

                                  SPEEDUS CORP.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

            Consolidated Balance Sheets as of June 30, 2002 (unaudited)
            and December 31, 2001 .........................................    3

            Consolidated Statements of Operations (unaudited) for the
            Three and Six Months Ended June 30, 2002 and 2001 .............    4

            Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended June 30, 2002 and 2001 .......................    5

            Notes to Consolidated Financial Statements (unaudited) ........  6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 8-11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ......   11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ...............................................   12

ITEM 2 -- Changes in Securities ...........................................   12

ITEM 3 -- Defaults Upon Senior Securities .................................   12

ITEM 4 -- Submission of Matters to a Vote of Security Holders .............   12

ITEM 5 -- Other Information ...............................................   12

ITEM 6 -- Exhibits and Reports on Form 8-K ................................   12

Signature Page ............................................................   13

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30,      December 31,
                                                                   2002            2001
                                                               ------------    ------------
                                                                (unaudited)
                            ASSETS
Current assets:
    Cash and cash equivalents                                  $ 37,252,294    $ 39,933,881
    Marketable securities                                         1,487,887          31,471
    Due from broker                                               4,476,489       4,921,177
    Accounts and other receivables                                   49,157         670,120
    Prepaid expenses and other                                       13,528         381,332
                                                               ------------    ------------
    Total current assets                                         43,279,355      45,937,981
Property and equipment, net of accumulated
  depreciation of $2,244,803 and $9,650,192                       1,100,881       5,828,315
Other intangible assets, net of accumulated
  amortization of $345,000 and $271,071                           1,725,000       1,798,929
Goodwill                                                          1,755,006              --
Other assets                                                        348,939         326,881
                                                               ------------    ------------
    Total assets                                               $ 48,209,181    $ 53,892,106
                                                               ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $    308,352    $    206,871
    Accrued liabilities                                           1,333,793       1,461,460
    Securities sold and not purchased                             7,210,320       6,277,837
    Other current liabilities                                        66,840         464,217
                                                               ------------    ------------
    Total current liabilities                                     8,919,305       8,410,385

Minority interest                                                 1,653,778              --

Commitments and Contingencies                                            --              --

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,384,838 shares issued                   213,848         213,848
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued
           and outstanding)                                              --              --
    Additional paid-in-capital                                   90,289,432      90,289,432
    Treasury stock (at cost; 3,632,732 and 2,277,532 shares)     (3,777,375)     (2,416,089)
    Accumulated deficit                                         (49,089,807)    (42,605,470)
                                                               ------------    ------------
    Stockholders' equity                                         37,636,098      45,481,721
                                                               ------------    ------------
    Total liabilities and stockholders' equity                 $ 48,209,181    $ 53,892,106
                                                               ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                           ----------------------------    ----------------------------
                                                2002           2001             2002            2001
                                           ------------    ------------    ------------    ------------

Revenues                                   $    325,610    $     21,877    $    560,174    $     46,381
                                           ------------    ------------    ------------    ------------

Expenses:
     Selling, general and administrative        990,140       1,463,600       2,043,244       3,001,174
     Research and development                   266,823         443,117         483,184         928,205
     Depreciation and amortization            4,264,746       1,400,069       4,924,529       2,784,294
     Cost of sales                              213,089              --         418,361              --
                                           ------------    ------------    ------------    ------------
     Total operating expenses                 5,734,798       3,306,786       7,869,318       6,713,673
                                           ------------    ------------    ------------    ------------

Operating loss                               (5,409,188)     (3,284,909)     (7,309,144)     (6,667,292)

Investment income/(loss)                      1,019,358        (240,348)      1,019,872       5,638,311
Equity in loss of associated company           (135,921)        (20,590)       (217,849)        (40,602)
Minority interest                                22,784              --          22,784              --
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (4,502,967)   $ (3,545,847)   $ (6,484,337)   $ (1,069,583)
                                           ============    ============    ============    ============


Per share:
Basic loss per common share                $      (0.25)   $      (0.18)   $      (0.35)   $      (0.05)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              18,076,408      20,179,102      18,491,203      20,251,034
                                           ============    ============    ============    ============

Diluted loss per common share              $      (0.25)   $      (0.18)   $      (0.35)   $      (0.05)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              18,076,408      20,179,102      18,491,203      20,251,034
                                           ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six months ending June
                                                                       ----------------------------
                                                                           2002           2001
                                                                       ------------    ------------
Cash flows from operating activities:
     Net earnings/(loss)                                               $ (6,484,337)   $ (1,069,583)
     Adjustments to reconcile net earnings/(loss) to
       net cash used in operating activities:
         Depreciation and amortization                                    4,924,529       2,784,294
         Stock based compensation                                                --         653,000
         Equity in loss of associated company                               217,849          40,602
         Minority interest                                                  (22,784)             --
         Changes in operating assets and liabilities:
             Marketable securities                                       (1,456,416)         25,158
             Due from broker                                                444,688      (2,734,922)
             Accounts and other receivables                                  80,841          85,800
             Prepaid expenses and other                                     367,804          60,089
             Other assets                                                   (69,053)            850
             Accounts payable                                               (21,519)         45,730
             Accrued liabilities                                           (145,523)       (347,853)
             Securities sold and not purchased                              932,483       6,654,813
             Other current liabilities                                     (397,377)            (86)
                                                                       ------------    ------------

                 Net cash provided by/(used in) operating activities     (1,628,815)      6,197,892
                                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of assets                                           553,122              --
     Loans and other receivables, net of repayments                        (130,608)             --
     Loans to related parties                                              (120,000)             --
     Investment in associated company                                            --        (200,000)
     Acquisitions of business, net of cash acquired                           6,000              --
     Property and equipment additions                                            --        (200,763)
                                                                       ------------    ------------

                 Net cash provided by/(used in) investing activities        308,514        (400,763)
                                                                       ------------    ------------

Cash flows from financing activities:
     Repurchase of stock                                                 (1,361,286)     (1,190,739)
     Proceeds from exercise of stock options or warrants                         --             500
                                                                       ------------    ------------

                 Net cash provided by/(used in) financing activities     (1,361,286)     (1,190,239)
                                                                       ------------    ------------

                 Net increase/(decrease) in cash
                    and cash equivalents                                 (2,681,587)      4,606,890

Cash and cash equivalents, beginning of period                           39,933,881      38,594,815
                                                                       ------------    ------------

Cash and cash equivalents, end of period                               $ 37,252,294    $ 43,201,705
                                                                       ============    ============

Supplemental information of business acquired:
     Fair value of assets acquired:                                    $      6,000    $         --
          Cash                                                               13,000              --
          Other current assets                                              196,166              --
          Non-current assets                                              1,755,006              --
          Goodwill
     Less - liabilities assumed:                                           (140,856)             --
          Current liabilities                                              (152,754)             --
          Acquisition costs                                              (1,676,562)             --
          Minoirty interest                                                      --              --
                                                                       ------------    ------------
     Cash paid
          less - cash acquired                                               (6,000)             --
                                                                       ------------    ------------
     Acquisition of business, net of cas h acquired                    $      6,000    $         --
                                                                       ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The unaudited consolidated financial statements of Speedus Corp., formerly SPEEDUS.COM, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Principles of Consolidation

         The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies' balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The interest in the net assets and operations of these companies' other stockholders is reflected in the caption `Minority interest' in Speedus' consolidated balance sheet and statements of operations.

      The Company's share of earnings or losses of associated companies, that are 20% to 50% owned, is included in the consolidated operating results using the equity method of accounting.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $2,277,000, unrealized losses were $789,000 and the carrying value was $1,488,000.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At June 30, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $7,817,000, unrealized gains were $531,000 and the market value of the securities was $7,210,000.

      During the six months ended June 30, 2002 and 2001, realized losses and gains, respectively, in the amounts of $200,000 and $6,483,000, respectively, were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2002 and December 31, 2001, restricted cash balances in the amounts of $4,476,000 and $4,921,000, respectively, were held by brokerage firms.

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

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. During the three and six months ended June 30, 2002, the Company recorded a charge, included in 'Depreciation and amortization' in the accompanying Consolidated Statements of Operations, in the amount of $3,650,000 for property and equipment taken out of service.

Other Intangible Assets

      Other intangible assets consist of the cost of a patent which is being amortized over its remaining life of fourteen years at the time of acquisition.

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

Revenue Recognition

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers. At June 30, 2002, the amount recorded for these deferred revenues was not material.

      Revenues from F&B Gudtfood's operations are recorded as services are rendered.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarters and six months ended June 30, 2002 and 2001, basic and diluted net earnings/(loss) available for common shareholders was equal to net earnings/(loss).

      For the six months ended June 30, 2002 and 2001 weighted average common shares for the assumed exercise or conversion of stock options in the amounts of 40,113 and 29,310, respectively, and warrants in the amounts of 12,854 and 66,639, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

2. Acquisition and Investment in Associated Company

      On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of F&B Gudtfood have been included in the consolidated statements of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.8 million and has been recorded as goodwill.

      In connection with this acquisition, the Company extended loans to two minority shareholders of F&B Gudtfood aggregating $120,000. The loans, which can be increased by $40,000 each under certain conditions, will be forgiven if certain milestones are achieved.

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

Operations

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. We have acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. We own a portfolio of patents that allow for high-speed wireless communications. We also developed and launched an online cell phone store, 007Phones, which we now license to a third-party. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

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

      We changed our business focus in November 1998, terminating our subscription television service. Since changing our focus, we have yet to generate any material revenue from our wireless data products and services business. Revenues from 1999 to 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain. We have also generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the near future. In 2002, we recognized revenues from the sale and activation of wireless phones. However, these amounts are expected to decrease in the future. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. In 2002, we also recognized revenues from the operations of F&B Gudtfood from the date of acquisition.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the six months ended June 30, 2002, we recognized realized losses on these transactions in the amount of $200,000.

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

      In May 2002, we acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest although these revenues will be eliminated on our consolidated financial statements.

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

      We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. Currently, we are conducting a limited pilot program of our SPEEDsm broadband super high-speed Internet service and, at June 30, 2002, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEEDsm service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.9 million at June 30, 2002 and currently do not generate significant revenues or cash flows. Absent increased revenues and cash flows in the future, however, we estimate that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Six and Three Months Ended June 30, 2002 Compared to Six and Three Months Ended June 30, 2001

      Revenues increased $514,000 from $46,000 for the six months ended June 30, 2001 to $560,000 for the six months ended June 30, 2002 and increased $304,000 from $22,000 for the three months ended June 30, 2001 to $326,000 for the three months ended June 30, 2002. For the six and three months ended June 30, 2002, $428,000 and $197,000, respectively, of this increase is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, which the Company now licenses to a third-party. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. Revenues to be recognized in the future from the sale and activation of wireless phones are expected to decrease. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. For each of the six and three months ended June 30, 2002, $119,000 of this increase is a result of revenues recognized by F&B Gudtfood since the date of acquisition.

      Selling, general and administrative expenses decreased $958,000 from $3,001,000 for the six months ended June 30, 2001 to $2,043,000 for the six months ended June 30, 2002 and decreased $474,000 from $1,464,000 for the three months ended June 30, 2001 to $990,000 for the three months ended June 30, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions and decreases in stock based compensation.

      Research and development expenses decreased $445,000 from $928,000 for the six months ended June 30, 2001 to $483,000 for the six months ended June 30, 2002 and decreased $176,000 from $443,000 for the three months ended June 30, 2001 to $267,000 for the three months ended June 30, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions.

      Depreciation and amortization increased $2,141,000 from $2,784,000 for the six months ended June 30, 2001 to $4,925,000 for the six months ended June 30, 2002 and increased $2,865,000 from $1,400,000 for the three months ended June 30, 2001 to $4,265,000 for the three months ended June 30, 2002. Approximately $3,650,000 of the increase is a result of a charge during the six and three months ended June 30, 2002 for property and equipment taken out of service, net of decreases in the amounts of $1,210,000 and $605,000, respectively, for the amortization of the goodwill recorded during the six and three months ended June 30, 2001 resulting from the Speedia acquisition on June 30, 2000. This goodwill was being amortized over a period of three years. The Company recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition, eliminating the remaining balance of goodwill and those intangible assets.

      Cost of sales amounted to $418,000 and $213,000 for the six and three months ended June 30, 2002, respectively. $381,000 and $176,000, respectively, of these costs, which were previously deferred, represent the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, as discussed above. For each of the six and three months ended June 30, 2002, $37,000 represents the costs of sales recorded by F&B Gudtfood since the date of acquisition.

      Investment income decreased $4,618,000 from $5,638,000 for the six months ended June 30, 2001 to $1,020,000 for the six months ended June 30, 2002 and increased $1,259,000 from a loss of $240,000 for the three months ended June 30, 2001 to $1,019,000 for the three months ended June 30, 2002. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during those periods. The Company's policy is to record marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized gains/(losses) decreased $6,683,000 from net gains of $6,483,000 for the six months ended June 30, 2001 to net losses of $200,000 for the six months ended June 30, 2002. Unrealized gains/(losses) decreased $3,128,000 from net gains of $4,286,000 for the six months ended June 30, 2001 to net gains of $1,158,000 for the six months ended June 30, 2002.

      Equity in loss increased $177,000 from $41,000 for the six months ended June 30, 2001 to $218,000 for the six months ended June 30, 2002 and increased $115,000 from a loss of $21,000 for the three months ended June 30, 2001 to $136,000 for the three months ended June 30, 2002. The 2001 period reflects the Company's share (48% at June 30, 2002) in Zargis Medical's operations, accounted for under the equity method.

      Minority interest amounted to $23,000 for the six and three months ended June 30, 2002. This amount represents the interest of minority stockholders in the operations of F&B Gudtfood since the date of acquisition.

      Net loss amounted to $6,484,000 for the six months ended June 30, 2002 compared to a loss of $1,070,000 for the six months ended June 30, 2001, primarily as a result of a charge during the 2002 period for property and equipment taken out of service and the gains from investments recognized by the Company during the 2001 period. The results for the six and three months ended June 30,

2002 are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      The Company believes that consummation of spectrum assignments in November 1998 and October 1999 for net proceeds of approximately $15.5 million and $19.8 million, respectively, after the repayment and repurchase of debt (in the aggregate amount of approximately $11.2 million) and redemption of preferred stock (approximately $4.6 million) in connection with the 1998 assignment as required under those indentures and the sale of Common Stock in July 1999 for net proceeds of approximately $19.8 million have provided sufficient liquidity to finance its current level of operations and expected capital requirements through the 2002 fiscal year. However, the lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the six months ended June 30, 2002, we recognized realized losses on these transactions in the amount of $200,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at June 30, 2002 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on June 25, 2002, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

      1. Election of Directors:

            Name of Director                   Votes For      Votes Withheld
            ----------------                   ---------      --------------
            Shant S. Hovnanian                 16,965,175     51,132
            Vahak S. Hovnanian                 16,973,225     43,082
            William F. Leimkuhler              16,972,025     44,282
            Jeffrey Najarian                   16,972,025     44,282
            Christopher Vizas                  16,972,225     44,082

      2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

            Votes For          Votes Against         Abstentions
            ---------          -------------         -----------
           16,998,572              13,585               4,150

      3. Approval of an amendment to the Company's Certificate of Incorporation, as amended, to enable the Company to effect a reverse stock split of all of the issued and outstanding shares of the Company's Common Stock at a ratio not to exceed one-for-six:

            Votes For          Votes Against         Abstentions
            ---------          -------------         -----------
           16,881,359             124,633              10,315

      4. Approval of an amendment to the Company's Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company's Common Stock by 10,000,000 shares to 50,000,000 shares:

            Votes For          Votes Against         Abstentions
            ---------          -------------         -----------
           16,807,639             202,873               5,795

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            Exhibit
            number

            99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

      b.    Current Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Speedus Corp.


Date: August 14, 2002          By: /s/ Shant S. Hovnanian
                                   ----------------------
                               Shant S. Hovnanian
                               Chairman of the Board and Chief Executive Officer


Date: August 14, 2002          By: /s/ Angela M. Vaccaro
                                   ---------------------
                               Angela M. Vaccaro
                               Controller and Chief Accounting Officer