Form 10-Q
period 2002-09-30
SPEEDUS CORP
filed 2002-11-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 11, 2002 was 16,966,261.

                                  SPEEDUS CORP.

                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         ------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

          Consolidated Balance Sheets as of September 30,
          2002 (unaudited) and December 31, 2001..........................    3

          Consolidated Statements of Operations (unaudited)
          for the Three and Nine Months Ended September
          30, 2002 and 2001...............................................    4

          Consolidated Statements of Cash Flows (unaudited)
          for the Nine Months Ended September 30, 2002 and 2001...........    5

          Notes to Consolidated Financial Statements (unaudited)..........  6-7

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 8-11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk......   11

ITEM 4 -- Controls and Procedures.........................................   11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...............................................   12

ITEM 2 -- Changes in Securities...........................................   12

ITEM 3 -- Defaults Upon Senior Securities.................................   12

ITEM 4 -- Submission of Matters to a Vote of Security Holders.............   12

ITEM 5 -- Other Information...............................................   12

ITEM 6 -- Exhibits and Reports on Form 8-K................................   12

Signature Page............................................................   13

Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002..   14

Exhibit 99:   Certifications Pursuant to U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.................   15

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2002            2001
                                                               ------------    ------------
                                                                (unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                                  $ 35,945,699    $ 39,933,881
    Marketable securities                                         1,187,525          31,471
    Due from broker                                               5,686,763       4,921,177
    Accounts and other receivables                                   40,099         670,120
    Prepaid expenses and other                                       24,765         381,332
                                                               ------------    ------------
    Total current assets                                         42,884,851      45,937,981
Property and equipment, net of accumulated
  depreciation of $2,048,717 and $9,650,192                         971,667       5,828,315
Other intangible assets, net of accumulated
  amortization of $381,964 and $271,071                           1,688,036       1,798,929
Goodwill                                                          1,760,106            --
Other assets                                                        289,870         326,881
                                                               ------------    ------------
    Total assets                                               $ 47,594,530    $ 53,892,106
                                                               ============    ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $    118,661    $    206,871
    Accrued liabilities                                           1,553,028       1,461,460
    Securities sold and not purchased                             6,430,115       6,277,837
    Other current liabilities                                        95,477         464,217
                                                               ------------    ------------
    Total current liabilities                                     8,197,281       8,410,385

Minority interest                                                 1,610,070            --

Commitments and Contingencies                                          --              --

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,384,838 shares issued                   213,848         213,848
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued
           and outstanding)                                            --              --
    Additional paid-in-capital                                   90,289,432      90,289,432
    Treasury stock (at cost; 3,632,732 and 2,277,532 shares)     (3,880,625)     (2,416,089)
    Accumulated deficit                                         (48,835,476)    (42,605,470)
                                                               ------------    ------------
    Stockholders' equity                                         37,787,179      45,481,721
                                                               ------------    ------------
    Total liabilities and stockholders' equity                 $ 47,594,530    $ 53,892,106
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                       SPEEDUS CORP.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)

                                                Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------
Revenues                                   $    149,176    $     19,891    $    709,350    $     66,272
                                           ------------    ------------    ------------    ------------

Expenses:
     Selling, general and administrative      1,183,623         966,156       3,226,867       3,967,330
     Research and development                   225,744         379,674         708,928       1,307,879
     Depreciation and amortization              180,363       1,334,809       5,104,892       4,119,103
     Cost of sales                               49,080              --         467,441              --
                                           ------------    ------------    ------------    ------------
     Total operating expenses                 1,638,810       2,680,639       9,508,128       9,394,312
                                           ------------    ------------    ------------    ------------

Operating loss                               (1,489,634)     (2,660,748)     (8,798,778)     (9,328,040)

Investment income                             1,857,127       3,239,555       2,876,999       8,877,866
Equity in loss of associated company           (151,970)        (42,990)       (369,819)        (83,592)
Minority interest                                38,808              --          61,592              --
                                           ------------    ------------    ------------    ------------

Net earnings/(loss)                        $    254,331    $    535,817    $ (6,230,006)   $   (533,766)
                                           ============    ============    ============    ============


Per share:
Basic earnings/(loss) per common share     $       0.01    $       0.03    $      (0.34)   $      (0.03)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              17,752,106      19,998,290      18,242,130      20,165,860
                                           ============    ============    ============    ============

Diluted earnings/(loss) per common share   $       0.01    $       0.03    $      (0.34)   $      (0.03)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding                              17,850,506      20,005,002      18,242,130      20,165,860
                                           ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine months ended September
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Cash flows from operating activities:
     Net earnings/(loss)                                               $ (6,230,006)   $   (533,766)
     Adjustments to reconcile net earnings/(loss) to
       net cash used in operating activities:
         Depreciation and amortization                                    5,104,892       4,119,103
         Stock based compensation                                                --         653,000
         Equity in loss of associated company                               369,819          83,592
         Minority interest                                                  (61,592)             --
         Changes in operating assets and liabilities:
             Marketable securities                                       (1,156,054)         38,518
             Due from broker                                               (765,586)     (7,925,157)
             Accounts and other receivables                                 132,399        (223,152)
             Prepaid expenses and other                                     356,567          62,098
             Other assets                                                  (215,417)          2,225
             Accounts payable                                              (211,210)        (12,021)
             Accrued liabilities                                             63,958          76,420
             Securities sold and not purchased                              152,278       5,920,793
             Other current liabilities                                     (368,740)         (6,672)
                                                                       ------------    ------------
                 Net cash provided by/(used in) operating activities     (2,828,692)      2,254,981
                                                                       ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of assets                                           553,122              --
     Loans and other receivables, net of repayments                        (119,891)             --
     Loans to related parties                                              (120,000)             --
     Acquisition of business, net of cash acquired                            6,000              --
     Investment in associated company                                            --        (200,000)
     Property and equipment additions                                       (14,185)       (400,913)
                                                                       ------------    ------------
                 Net cash provided by/(used in) investing activities        305,046        (600,913)
                                                                       ------------    ------------
Cash flows from financing activities:
     Repurchase of stock                                                 (1,464,536)     (1,330,031)
     Proceeds from exercise of stock options or warrants                         --             500
                                                                       ------------    ------------
                 Net cash provided by/(used in) financing activities     (1,464,536)     (1,329,531)
                                                                       ------------    ------------
                 Net increase/(decrease) in cash
                    and cash equivalents                                 (3,988,182)        324,537
Cash and cash equivalents, beginning of period                           39,933,881      38,594,815
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $ 35,945,699    $ 38,919,352
                                                                       ============    ============
Supplemental information of business acquired:
     Fair value of assets acquired:
         Cash                                                          $      6,000    $         --
         Other current assets                                                13,000              --
         Non-current assets                                                 196,166              --
         Goodwill                                                         1,760,106              --
     Less - liabilities assumed:
         Current liabilities                                               (150,856)             --
         Acquisition costs                                                 (152,754)
         Minority interest                                               (1,671,662)             --
                                                                       ------------    ------------
     Cash paid                                                                   --              --
         less - cash acquired                                                (6,000)             --
                                                                       ------------    ------------
     Acqusition of business, net of cash acquired                      $     (6,000)   $         --
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

      Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,830,000, unrealized losses were $642,000 and the carrying value was $1,188,000.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At September 30, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $6,952,000, unrealized gains were $522,000 and the market value of the securities was $6,430,000.

      During the nine months ended September 30, 2002 and 2001, realized gains in the amounts of $1,132,000 and $7,608,000, respectively, were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At September 30, 2002 and December 31, 2001, restricted cash balances in the amounts of $5,687,000 and $4,921,000, respectively, were held by brokerage firms.

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

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of Accounting Principles Board Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. During the nine months ended September 30, 2002, the Company recorded a charge, included in `Depreciation and amortization' in the accompanying Consolidated Statements of Operations, in the amount of $3,650,000 for property and equipment taken out of service.

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

Revenue Recognition

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers. At September 30, 2002, the amount recorded for these deferred revenues was not material.

      Revenues from F&B Gudtfood's operations are recorded as services are rendered.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarters ended September 30, 2002 and 2001, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the amount of 72,691 and 6,712, respectively, for the assumed exercise of stock options and weighted average shares in the amount of 25,709 and 0, respectively, for the assumed exercise of warrants to the weighted average shares outstanding for basic earnings per share for a total of 17,850,506 and 20,005,002, respectively, weighted average shares outstanding for diluted earnings per share.

      For the nine months ended September 30, 2002 and 2001, weighted average common shares for the assumed exercise or conversion of stock options in the amounts of 50,026 and 5,693, respectively, and warrants in the amounts of 17,139 and 121,797, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      This acquisition was accounted for using the purchase method of accounting. The results of operations of F&B Gudtfood have been included in the consolidated statements of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.8 million and has been recorded as goodwill. For the year ended December 31, 2001, on an unaudited basis, revenues and the operating loss of F&B Gudtfood were $606,000 and $22,000, respectively. The Company does not have sufficient information to present pro forma information on a quarterly basis without undue burden and expense.

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

Business Activities

      Speedus Corp. is a holding company that owns significant equity interests in diverse businesses. We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. We are particularly focused on companies with sound business plans and existing revenue bases that require growth capital. We will continue to pursue opportunities involving our wireless expertise and broadband assets as attractive opportunities present themselves. The companies that we target, either public or privately held and regardless of industry, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets.

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop a service solution, initially targeted toward primary care physicians, that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. We have acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. We own a portfolio of patents that allow for high-speed wireless communications. We also developed and launched an online cell phone store, 007Phones, which we now license to a third-party. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in a new company, Zargis Medical Corp. Zargis Medical is building a service solution, initially targeted toward primary care physicians that would be used as part of general medical examinations for the early screening and detection of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 46 million in 1999 for the US alone. We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. Under this contract, using a combination of wireless and wired technology, Speedia Wireless, our wholly owned subsidiary, has demonstrated the ability to transfer the heart sound file from a physician's office to the SPEEDUS Data Center which will enable Zargis Medical to pursue a business model based on a fee per usage basis. Some of the major next steps remaining for Zargis Medical include clinical trials, FDA approval, marketing and roll-out, along with the formation of strategic partnerships.

      F&B Gudtfood. In May 2002, we acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with this company that will result in direct revenues to us apart from those arising out of our ownership interest although these revenues will be eliminated on our consolidated financial statements.

      Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

      007Phones. In August 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. We now license 007Phones.com to a third-party.

      LMDS license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing. Currently, we are conducting a limited pilot program of our SPEEDsm broadband super high-speed Internet service and, at September 30, 2002, had less than 100 subscribers. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEEDsm service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. Revenues from our high-speed Internet service would consist of subscriber fees, as well as the sales and installations of modems; however, the pricing structure of the service could change in response to market and other competitive conditions. Revenues to date from these sources have not been material.

Operations

      Since terminating our subscription television service in November 1998, we have yet to generate any material revenue from our wireless data products and services business. Revenues from 1999 to 2001, generally subscriber fees from our pilot program for high-speed Internet service and co-hosting revenues from the use of our Data Center, have not been material and future revenues from this and our mobile wireless business are uncertain. We have also generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the near future. In 2002, we recognized revenues from the sale and activation of wireless phones. However, these amounts are expected to decrease in the future. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. In 2002, we also recognized revenues from the operations of F&B Gudtfood from the date of acquisition.

      Subject to our discretion, we invest a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the nine months ended September 30, 2002, we recognized net realized gains on these transactions in the amount of $1,132,000. Since inception of our investment activities in late 1999, and through the nine months ended September 30, 2002, we have recognized net realized gains on these transactions in the aggregate amount of $11,253,000.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.9 million at September 30, 2002 and currently do not generate significant revenues or cash flows. Absent increased revenues and cash flows in the future, however, we estimate that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Nine and Three Months Ended September 30, 2002 Compared to Nine and Three Months Ended September 30, 2001

      Revenues increased $643,000 from $66,000 for the nine months ended September 30, 2001 to $709,000 for the nine months ended September 30, 2002 and increased $129,000 from $20,000 for the three months ended September 30, 2001 to $149,000 for the three months ended September 30, 2002. For the nine and three months ended September 30, 2002, $428,000 and $0, respectively, of this increase is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, which the Company now licenses to a third-party. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. Revenues to be recognized in the future from the sale and activation of wireless phones are expected to decrease. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. For the nine and three months ended September 30, 2002, $274,000 and $155,000, respectively, of this increase is a result of revenues recognized by F&B Gudtfood since the date of acquisition.

      Selling, general and administrative expenses decreased $740,000 from $3,967,000 for the nine months ended September 30, 2001 to $3,227,000 for the nine months ended September 30, 2002 and increased $218,000 from $966,000 for the three months ended September 30, 2001 to $1,184,000 for the three months ended September 30, 2002. The decrease for the nine months ended September 30, 2002 is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions and decreases in stock based compensation. This decrease was offset by, and the increase for the three months ended September 30, 2002 was caused by, selling, general and administrative expenses of F&B Gudtfood since the date of acquisition.

      Research and development expenses decreased $599,000 from $1,308,000 for the nine months ended September 30, 2001 to $709,000 for the nine months ended September 30, 2002 and decreased $154,000 from $380,000 for the three months ended September 30, 2001 to $226,000 for the three months ended September 30, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions.

      Depreciation and amortization increased $986,000 from $4,119,000 for the nine months ended September 30, 2001 to $5,105,000 for the nine months ended September 30, 2002 and decreased $1,155,000 from $1,335,000 for the three months ended September 30, 2001 to $180,000 for the three months ended September 30, 2002. Approximately $3,650,000 of the increase for the nine months ended September 30, 2002 is a result of a charge during the three months ended June 30, 2002 for property and equipment taken out of service, net of a decrease in the amounts of $1,815,000 for the amortization of the goodwill recorded during the nine months ended September 30, 2001 resulting from the Speedia acquisition on June 30, 2000. This goodwill was being amortized over a period of three years. The Company recorded a charge of $3,779,000 in the fourth quarter of 2001 for the impairment of goodwill and intangible assets associated with that acquisition, eliminating the remaining balance of goodwill and those intangible assets.

      Cost of sales amounted to $467,000 and $49,000 for the nine and three months ended September 30, 2002, respectively. $381,000 of these costs for the nine month ended September 30, 2002, which were previously deferred, represent the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, as discussed above. For the nine and three months ended September 30, 2002, $86,000 and $49,000, respectively, represents the costs of sales recorded by F&B Gudtfood since the date of acquisition.

      Investment income decreased $6,001,000 from $8,878,000 for the nine months ended September 30, 2001 to $2,877,000 for the nine months ended September 30, 2002 and decreased $1,383,000 from $3,240,000 for the three months ended September 30, 2001 to $1,857,000 for the three months ended September 30, 2002. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during those periods. The Company's policy is to record marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized gains/(losses) decreased $6,476,000 from net gains of $7,608,000 for the nine months ended September 30, 2001 to net gains of $1,132,000 for the nine months ended September 30, 2002.

      Equity in loss increased $286,000 from $84,000 for the nine months ended September 30, 2001 to $370,000 for the nine months ended September 30, 2002 and increased $109,000 from $43,000 for the three months ended September 30, 2001 to $152,000 for the three months ended September 30, 2002. The 2001 period reflects the Company's share (47% at September 30, 2002) in Zargis Medical's operations, accounted for under the equity method.

      Minority interest amounted to $62,000 and $39,000 for the nine and three months ended September 30, 2002, respectively. These amounts represent the interest of minority stockholders in the operations of F&B Gudtfood since the date of acquisition.

      Net loss amounted to $6,230,000 for the nine months ended September 30, 2002 compared to a loss of $534,000 for the nine months ended September 30, 2001, primarily as a result of a charge during the 2002 period for property and equipment taken out of service and the gains from investments recognized by the Company during the 2001 period. The results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future periods.

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

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. During the nine months ended September 30, 2002, we recognized realized gains on these transactions in the amount of $1,132,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at September 30, 2002 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

                Exhibit number 99.1     Certifications Pursuant To 18 U.S.C.
                                        Section 1350, As Adopted Pursuant To
                                        Section 906 Of The Sarbanes-Oxley Act
                                        Of 2002.

         b.  Current Reports on Form 8-K:

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Speedus Corp.

Date: November 14, 2002                By: /s/ Shant S. Hovnanian
                                           -------------------------------------
                                       Shant S. Hovnanian
                                       Chairman of the Board and Chief
                                       Executive Officer


Date: November 14, 2002                By: /s/ Angela M. Vaccaro
                                           -------------------------------------
                                       Angela M. Vaccaro
                                       Controller and Chief Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Shant S. Hovnanian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Speedus Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:    /s/ Shant S. Hovnanian

Name:  Shant S. Hovnanian
Title: Chairman of the Board of Directors,
       Chief Executive Officer and Chief Financial Officer
Date:  November 14, 2002