Form 10-K
period 2002-12-31
SPEEDUS CORP
filed 2003-03-31
CIK 1002520

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For transition period from _______ to _______

                        Commission file number: 000-27582

                                  SPEEDUS CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3853788
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

140 58th Street, Suite 7E, Brooklyn, NY                                 11220
(Address of Principal Executive Offices)                              (Zip code)

                                 (718) 567-4300
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $10,031,000 on June 28, 2002, based on the closing trade price of the Common Stock on the NASDAQ National Market on that date.

      The number of shares of Common Stock outstanding as of March 24, 2003 was 16,825,389.

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                  SPEEDUS CORP.
                                TABLE OF CONTENTS

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

PART III

      Item 10 Directors and Executive Officers of the Registrant
      Item 11 Executive Compensation
      Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Item 13 Certain Relationships and Related Transactions
      Item 14 Controls and Procedures

PART IV

      Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

         In February 2003, we acquired a controlling interest in Zargis Medical. The additional investment of $1,250,000 was represented by outstanding notes payable to the Company by Zargis Medical at December 31, 2002 in the amount of $250,000 and an additional cash investment of $1,000,000.

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

      On February 8, 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our 51% interest.

         Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current depressed economic state of the telecommunications industry, licensing activity for the patent portfolio is not currently being pursued. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

      007Phones. In August 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. We now license 007Phones.com to a third-party.

      Local Multipoint Distribution Service license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

      We are conducting a limited pilot program of our SPEEDsm broadband super high-speed Internet service. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEEDsm service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. During 2002, we recorded an impairment charge in the amount of $3,650,000 for property and equipment taken out of service, generally related to the pilot program.

      Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

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

      At the time of our initial public offering, our business was primarily a subscription television service. In November 1998, we terminated the subscription television business and began a limited pilot program for the delivery of high-speed Internet access. We encountered technical difficulties in this pilot program and reoriented our business on wireless data and other services. We have not yet generated any significant revenue from these businesses.

We have recorded operating losses in each reporting period since our inception and may never be profitable.

      We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2002, had an accumulated deficit of approximately $53.7 million. We believe that we have sufficient liquidity to finance our current level of operations. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

      Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 34% of our outstanding common stock at March 1, 2003. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2002, 2001 and 2000, the high and low sale prices of our common stock on the Nasdaq Stock Market ranged from $1.37 to $0.68, $2.00 to $0.62 and from $24.75 to $0.56, respectively. The closing sale price of our common stock was $0.77 on March 24, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

      We have received notice from Nasdaq informing us that we have until July 14, 2003, to regain compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. See Item 5. If our common stock were delisted from Nasdaq, trading in our common stock would have to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market, also referred to as the "pink sheets". If that were to occur, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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

         We also sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company's consolidated financial statements.

The Company is seeking to eliminate the risk that it could be deemed to be an investment company.

      The Company has substantial liquidity as a result of its dispositions of wireless spectrum in 1998 and 1999. Although a portion of the Company's cash is invested in securities, the Company is pursuing an acquisition strategy that will, if successfully executed, eliminate any risk of it being deemed to be an investment company.

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

             Risks related to our high-speed Internet access service

We may be unable to solve ongoing technical difficulties in our deployment and equipment for our SPEEDsm super high-speed Internet access service is not, and may never be, available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

      Our super high-speed Internet service utilizes a new technology that has a limited operating history and that remains subject to further development and refinement.

      The equipment necessary to provide our SPEEDsm super high-speed Internet access service is not currently manufactured on a scale and at a cost suitable for the commercialization of our service. Such equipment may never become available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

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

ITEM 2. PROPERTIES

      The Company leases 20,000 square feet of space at the Brooklyn Army Terminal for its NOC, as well as, executive and administrative offices. This lease expires in 2004 and provides for 1 five-year renewal option. The Company also leases approximately 3,000 square feet of space in New York City under a lease expiring 2004 with no renewal options.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to various claims and proceedings that occur in the ordinary course of business. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. Based on information currently available, the Company believes it is remote that the ultimate resolution of these current claims or proceedings, either individually or in the aggregate, will have a material effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Through October 21, 2002, our Common Stock was listed for quotation on the Nasdaq National Market system. Since October 22, 2002, our Common Stock is listed for quotation on the Nasdaq SmallCap Market. Our Common Stock trades under the symbol "SPDE." The following table sets forth high, low and closing trade prices for the Common Stock for the fiscal quarters indicated.

                                         High Sale     Low Sale     Closing Sale
                                         ---------     --------     ------------
2002
----
First quarter                               $1.100        $.760           $1.090
Second quarter                               1.370         .890             .960
Third quarter                                 .940         .700             .721
Fourth quarter                                .870         .680             .771

2001
----
First quarter                               $2.000        $.688            $.906
Second quarter                               1.500         .750            1.100
Third quarter                                1.150         .620             .930
Fourth quarter                               1.000         .660             .890

      We have received notice from Nasdaq informing us that we are not in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. Under newly issued rules implemented on a pilot basis until December 31, 2003, the Company transferred to the Nasdaq SmallCap Market on October 22, 2002. Under these rules, the Company now has until July 14, 2003 to regain compliance. If at any time until then, the closing bid price of our Common Stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, we will have complied with the minimum bid requirement. During this period, the Company would also have the ability to transfer back to the Nasdaq National Market if it maintained a closing bid price equal to or greater than $1.00 for thirty consecutive trading days and maintained compliance with all other continued listing requirements on that market.

      If we are unable to demonstrate compliance with the $1.00 minimum bid requirement by July 14, 2003, Nasdaq will notify us that our Common Stock will be delisted from the Nasdaq SmallCap Market. At that time, we may appeal the decision to a Nasdaq Listing Qualifications Panel. The Company is considering all of its alternatives in order to maintain a listing on Nasdaq. At the Company's last annual meeting, stockholders approved a proposal authorizing the Company's Board of Directors, through June 24, 2003, to effect a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of the Company's Common Stock at a ratio not to exceed one-for-six if necessary to continue the Company's listing on Nasdaq.

      On March 24, 2003, the closing trade price of our Common Stock was $0.77 per share. As of December 31, 2002, there were approximately 300 registered shareholders and, to the best of our belief, approximately 9,000 beneficial owners of our Common Stock. During the year ended December 31, 2002, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

      We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

      Information regarding equity compensation plans is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

                                                                Year ended December 31,
                                        -----------------------------------------------------------------------
                                            2002           2001           2000           1999           1998
                                        -----------    -----------    -----------    -----------    -----------
                                                         (in thousands, except per share data)
Statement of Operations Data
Revenues                                $       907    $        69    $       105    $       612    $     3,648
Total operating expenses                     11,380         16,353         11,889          8,204         18,074
                                        -----------    -----------    -----------    -----------    -----------
Operating loss                              (10,473)       (16,284)       (11,784)        (7,592)       (14,426)
Equity in loss of associated company           (521)          (125)          (570)          (351)            --
Settlement of litigation                         --             --           (283)            --             --
Net interest/investment income/(loss)          (194)         9,059          3,468          1,278         (2,365)
Minority interest                                80             --             --             --             --
Other income                                     --             86            100            624             --
Gain on assignment of spectrum                   --             --             --         19,442         28,066
Intellectual property settlement                 --             --             --         (2,425)            --
Income taxes                                     --             --             --           (330)          (302)
                                        -----------    -----------    -----------    -----------    -----------
Net earnings/(loss)                     $   (11,108)   $    (7,264)   $    (9,069)   $    10,646    $    10,973
                                        ===========    ===========    ===========    ===========    ===========
Per Common Share
Basic earnings/(loss)                   $     (0.62)   $     (0.36)   $     (0.44)   $      0.58    $      0.59
Weighted average outstanding             17,927,000     19,947,784     20,445,586     18,465,974     16,551,417

Diluted earnings/(loss)                 $     (0.62)   $     (0.36)   $     (0.44)   $      0.57    $      0.57
Weighted average outstanding             17,927,000     19,947,784     20,445,586     18,680,082     17,612,443

                                                                      December 31,
                                        -----------------------------------------------------------------------
                                            2002           2001           2000           1999           1998
                                        -----------    -----------    -----------    -----------    -----------
                                                                     (in thousands)
Balance Sheet Data
Cash and cash equivalents               $    33,053    $    39,934    $    38,595    $    44,613    $    12,902
Working capital                              29,481         37,528         36,765         42,794          9,312
Net property and equipment                      820          5,828          8,660         10,959         12,836
Net other intangible assets                   1,651          1,799          2,197             --             --
Net Goodwill                                  1,760             --          6,049             --             --
Total assets                                 50,247         53,892         57,628         55,769         25,915
Minority interest                             1,592             --             --             --             --
Total debt                                       --             --             --            211            338
Total liabilities                            16,237          8,410          2,773          1,969          3,868
Total equity                                 32,418         45,482         54,855         53,799         22,047

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

In May 2002, the Company acquired a 51% interest in F&B Gudtfood This acquisition was accounted for using the purchase method of accounting and the results of operations of F&B Gudtfood have been included in the consolidated statements of operations for the periods subsequent to May 6, 2002.

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

         In February 2003, we acquired a controlling interest in Zargis Medical. The additional investment of $1,250,000 was represented by outstanding notes payable to the Company by Zargis Medical at December 31, 2002 in the amount of $250,000 and an additional cash investment of $1,000,000.

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

         On February 8, 2003, we reduced our investment in F&B Gudtfood and received $1,775,000 while maintaining our 51% interest.

         Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current depressed economic state of the telecommunications industry, licensing activity for the patent portfolio is not currently being pursued. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

      007Phones. In August 2001, we launched 007Phones.com, an e-commerce portal designed to provide consumers and businesses with an easy-to-use, online method of researching and purchasing wireless phones and carrier services. We now license 007Phones.com to a third-party.

      Local Multipoint Distribution Service license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

      We are conducting a limited pilot program of our SPEEDsm broadband super high-speed Internet service. A full marketing effort will not commence until new LMDS equipment becomes commercially available with cost and performance that allow implementation of SPEEDsm service on an economically attractive basis. We cannot determine when this will occur and this equipment may never be available to us on this basis. During 2002, we recorded an impairment charge in the amount of $3,650,000 for property and equipment taken out of service, generally related to the pilot program.

      Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

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

      Financial instruments. Our financial instruments consist primarily of cash equivalents, marketable securities and securities sold and not purchased. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.8 million at December 31, 2002 and currently do not generate significant revenues or cash flows. However, we estimate that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. We also reviewed the carrying value of goodwill in the amount of $1.8 million at December 31, 2002, and estimate based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there has been no impairment to this carrying value.

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

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

      Revenues increased $838,000 from $69,000 for the twelve months ended December 31, 2001 to $907,000 for the twelve months ended December 31, 2002. $446,000 of this net increase is a result of revenues recognized by F&B Gudtfood since May 6, 2002, the date of acquisition and $428,000 of this net increase is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, which the Company now licenses to a third-party. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred due to cancellation privileges and chargebacks from carriers. Revenues to be recognized in the future from the sale and activation of wireless phones are expected to decrease. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation.

      Selling, general and administrative expenses decreased $624,000 from $5,263,000 for the twelve months ended December 31, 2001 to $4,639,000 for the twelve months ended December 31, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions and decreases in stock based compensation. This decrease was offset by selling, general and administrative expenses of F&B Gudtfood since the date of acquisition in the amount of $506,000.

      Research and development expenses decreased $770,000 from $1,716,000 for the twelve months ended December 31, 2001 to $946,000 for the twelve months ended December 31, 2002. This decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions.

      Depreciation and amortization decreased $4,095,000 from $9,373,000 for the twelve months ended December 31, 2001 to $5,278,000 for the twelve months ended December 31, 2002. An aggregate decrease in the amount of $6,299,000 is a result of the 2001 amortization of goodwill and intangibles resulting from the Speedia acquisition in 2000, including a charge in the amount of $3,779,000 during 2001 for the impairment of goodwill and intangible assets associated with that acquisition, eliminating the remaining balance of goodwill and those intangible assets. The 2002 decrease was somewhat offset by a charge in the amount of $3,650,000 during the three months ended June 30, 2002 for property and equipment taken out of service. The balance of the decrease during 2002 is generally a result of assets becoming fully depreciated, as well as depreciation no longer being taken on the property and equipment taken out of service.

      Cost of sales amounted to $516,000 for the twelve months ended December 31, 2002. $135,000 of this amount represents costs incurred by F&B Gudtfood since the date of acquisition and $381,000 of this amount represents the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, as discussed above.

      Investment income decreased $9,253,000 from a net gain in the amount of $9,059,000 for the twelve months ended December 31, 2001 to a net loss in the amount of $194,000 for the twelve months ended December 31, 2002. This decrease is primarily a result of realized and unrealized gains/(losses). Realized gains/(losses) decreased $8,188,000 from net gains of $9,324,000 for the twelve months ended December 31, 2001 to net gains of $1,136,000 for the twelve months ended December 31, 2002. Unrealized gains/(losses) increased $1,721,000 from net losses of $787,000 for the twelve months ended December 31, 2001 to net losses of $2,508,000 for the twelve months ended December 31, 2002. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss of associated company increased $396,000 from $125,000 for the twelve months ended December 31, 2001 to $521,000 for the twelve months ended December 31, 2002. The 2002 period reflects the Company's share (47% at December 31, 2002) in Zargis Medical's operations, accounted for under the equity method.

      Minority interest amounted to $80,000 the twelve months ended December 31, 2002. This amount represents the interest of minority stockholders in the operations of F&B Gudtfood since the date of acquisition.

      During the twelve months ended December 31, 2001, the Company recognized other income in the amount of $86,000 from the sale of certain assets. During the twelve months ended December 31, 2002, no such transactions occurred.

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

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

      Investment income increased $5,583,000 from $3,476,000 for the twelve months ended December 31, 2000 to $9,059,000 for the twelve months ended December 30, 2001. This increase is primarily a result of realized and unrealized gains/(losses). Realized gains/(losses) increased $8,527,000 from net gains of $797,000 for the twelve months ended December 31, 2000 to net gains of $9,324,000 for the twelve months ended December 31, 2001. Unrealized gains/(losses) increased $777,000 from net losses of $10,000 for the twelve months ended December 31, 2000 to net losses of $787,000 for the twelve months ended December 31, 2001. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss of associated company decreased $445,000 from $570,000 for the twelve months ended December 31, 2000 to $125,000 for the twelve months ended December 31, 2001. The 2000 period primarily reflects the Company's 45% interest in Speedia's operations, accounted for under the equity method. As discussed above, subsequent to June 30, 2000, upon the acquisition of the remaining 55% interest, the results of operations of Speedia are included in the consolidated statements of operations. The 2001 period reflects the Company's share (49% at December 31, 2001) in Zargis Medical's operations, accounted for under the equity method.

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

Related Party Transactions

      We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. Our investment in Zargis Medical is accounted for using the equity method of accounting. During the years ended December 31, 2002 and 2001, no revenues were recorded in connection with Zargis Medical.

      We also entered into a management services contract with F&B Gudtfood that will result in direct revenues to us apart from those arising out of our ownership interest although these revenues will be eliminated on our consolidated financial statements. In connection with this acquisition, the Company extended loans to two employees of F&B Gudtfood, who are also minority shareholders of F&B Gudtfood aggregating $120,000. The loans, which can be increased by $40,000 each under certain conditions, will be forgiven if certain milestones are achieved.

      The information under Item 11. 'Certain Relationships and Related Transactions' of this Form 10-K is incorporated by reference.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      Net cash used in operating activities was $5.0 million for the year ended December 31, 2002 compared to net cash provided by operating activities of $3.9 million for the year ended December 31, 2001. The net decrease of $8.9 million was substantially the result of a $3.8 million increase in net loss and a decrease in depreciation and amortization of $4.1 million.

      Net cash used in financing activities was $2.0 million for the year ended December 31, 2002 compared to $2.1 million for the year ended December 31, 2001. This decrease of $0.1 million was a result of decreased repurchases of treasury stock during 2002.

         At December 31, 2002, the Company's future minimum lease payments due under noncancelable leases aggregated $508,000. $275,000 and $175,000 of this amount is due during 2003 and 2004, respectively, and the balance is payable thereafter with no material amount due in any year.

      The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2003 fiscal year. However, the Company does not expect to have earnings from operations until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing.

Recent Accounting Pronouncements

      In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 supersedes Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. A notable change from EITF 94-3 involves one-time employee termination costs whereby the employee to be terminated is required to render service between the notification date and the date the employee will be terminated in order to receive any termination benefits. For these situations whereby the required post-notification service period extends beyond the minimum retention period required by local law (e.g., 60 days in the United States), the fair value liability will be amortized over the service period. This change is effective for new exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this accounting standard to have a material effect on our results of operations commencing January 1, 2003.

      In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock options under this method. As a result, this accounting standard did not have a material effect on our results of operations.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at December 31, 2002 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

      As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We also sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information regarding Directors and Executive Officers of the Company, as required by Part III, Item 10, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding Executive Compensation, as required by Part III,
Item 11, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKDOLDER MATTERS

      Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, as required by Part III, Item 12, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

      Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to information that will be contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)   Consolidated Financial Statements                                  Page(s)
                                                                         -------

      Report of Independent Accountants ..............................   19

      Consolidated Balance Sheets as of December 31, 2002 and
      2001 ...........................................................   20

      Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000 ...............................   21

      Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2002, 2001 and 2000 ...........   22

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000 ...............................   23

      Notes to Consolidated Financial Statements .....................   24-33

(b) Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002.

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

      10.2 Employment Agreement, dated as of April 25, 2002, between SPEEDUS.COM. Inc. and Shant S. Hovnanian. (7)

      10.3 Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto. (1)

      10.4 Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P., Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S. Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

      10.5 Stock Purchase Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (5)

      10.6 Strategic Agreement, dated as of June 13, 1999, between SPEEDUS.COM, INC. and NEXTLINK Communications, Inc. (5)

      10.7 Amended and Restated Agreement to Assign LMDS License, dated as of June 13, 1999, between SPEEDUS.COM. Inc., SPEEDUSNY, L.P. and NEXTLINK Communications, Inc. (6)

      21    Subsidiaries of SPEEDUS.COM, Inc. (1)

      23.1  Consent of PricewaterhouseCoopers LLP (7)

      99.1 Certification Pursuant To U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

      99.2 Certification Pursuant To U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

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

      (3) Incorporated by reference to the Company's Form 8-K filed on January 16, 2001.

      (4) Incorporated by reference to the Company's Definitive Proxy Statement filed on July 27, 2001.

      (5) Incorporated by reference to the Company's Form 8-K filed on June 28, 1999.

      (6) Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

      (7)   Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 17 present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries (the "Company") at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New York, New York
March 31, 2003

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
                            ASSETS
Current assets:
     Cash and cash equivalents                                  $ 33,052,815    $ 39,933,881
     Marketable securities                                           879,194          31,471
     Due from broker                                              11,728,880       4,921,177
     Accounts and other receivables                                   40,099         670,120
     Prepaid expenses and other                                       17,488         381,332
                                                                ------------    ------------
     Total current assets                                         45,718,476      45,937,981
Property and equipment, net of accumulated
  depreciation of $2,015,662 and $9,650,192                          819,714       5,828,315
Other intangible assets, net of accumulated
  amortization of $418,929 and $271,071                            1,651,071       1,798,929
Goodwill                                                           1,760,106              --
Other assets                                                         297,544         326,881
                                                                ------------    ------------
     Total assets                                               $ 50,246,911    $ 53,892,106
                                                                ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    228,144    $    206,871
     Accrued liabilities                                           1,734,252       1,461,460
     Securities sold and not purchased                            14,212,566       6,277,837
     Other current liabilities                                        62,336         464,217
                                                                ------------    ------------
     Total current liabilities                                    16,237,298       8,410,385

Minority interest                                                  1,591,557              --

Commitments and Contingencies                                             --              --

Stockholders' equity:
     Common stock ($.01 par value; 50,000,000
       shares authorized; 21,384,838 shares issued                   213,848         213,848
     Preferred stock ($.01 par value; 20,000,000
       shares authorized):
          Series A Junior Participating ($.01 par value;
            4,000 shares authorized; no shares issued
            and outstanding)                                              --              --
     Additional paid-in-capital                                   90,289,432      90,289,432
     Treasury stock (at cost; 4,418,577 and 2,277,532 shares)     (4,371,778)     (2,416,089)
     Accumulated deficit                                         (53,713,446)    (42,605,470)
                                                                ------------    ------------
     Stockholders' equity                                         32,418,056      45,481,721
                                                                ------------    ------------
     Total liabilities and stockholders' equity                 $ 50,246,911    $ 53,892,106
                                                                ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the years ended December 31,
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
Revenues                                   $    906,809    $     68,847    $    105,395
                                           ------------    ------------    ------------
Expenses:
     Selling, general and administrative      4,639,394       5,263,179       5,844,260
     Research and development                   946,482       1,716,118       1,346,549
     Depreciation and amortization            5,277,956       9,373,353       4,697,823
     Cost of sales                              515,956              --              --
                                           ------------    ------------    ------------
     Total operating expenses                11,379,788      16,352,650      11,888,632
                                           ------------    ------------    ------------
Operating loss                              (10,472,979)    (16,283,803)    (11,783,237)
Investment income                              (194,280)      9,058,801       3,475,789
Equity in loss of associated company           (520,822)       (125,297)       (569,782)
Minority interest                                80,105              --              --
Other income                                         --          86,465          99,856
Settlement of litigation                             --              --        (282,500)
Interest expense                                     --              --          (8,793)
                                           ------------    ------------    ------------
Net loss                                   $(11,107,976)   $ (7,263,834)   $ (9,068,667)
                                           ============    ============    ============
Per share:
Basic loss per common share                $      (0.62)   $      (0.36)   $      (0.44)
                                           ============    ============    ============
Weighted average common shares
    outstanding                              17,927,000      19,947,784      20,445,586
                                           ============    ============    ============
Diluted loss per common share              $      (0.62)   $      (0.36)   $      (0.44)
                                           ============    ============    ============
Weighted average common shares
    outstanding                              17,927,000      19,947,784      20,445,586
                                           ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 2000, 2001 and 2002

                                     Common Stock                                                              Total
                                 ---------------------     Additional        Treasury      Accumulated     Shareholders'
                                  Amount      Shares     Paid-in-capital       Stock         Deficit          Equity
                                 --------   ----------   ---------------    -----------    ------------    -------------
Balance, January 1, 2000         $196,710   19,670,959   $    79,875,699    $        --    $(26,272,969)   $  53,799,440
    Issuance of common stock       13,638    1,363,879         8,919,733                                       8,933,371
    Repurchase of common stock                                                 (305,741)                        (305,741)
    Stock based compensation                                   1,497,000                                       1,497,000
    Net loss                                                                                 (9,068,667)      (9,068,667)
                                 --------   ----------   ---------------    -----------    ------------    -------------
Balance, December 31, 2000        210,348   21,034,838        90,292,432       (305,741)    (35,341,636)      54,855,403
    Issuance of common stock        3,000      300,000            (3,000)                                              0
    Exercise of warrants              500       50,000                                                               500
    Repurchase of common stock                                               (2,110,348)                      (2,110,348)
    Net loss                                                                                 (7,263,834)      (7,263,834)
                                 --------   ----------   ---------------    -----------    ------------    -------------
Balance, December 31, 2001        213,848   21,384,838        90,289,432     (2,416,089)    (42,605,470)      45,481,721
    Repurchase of common stock                                               (1,955,689)                      (1,955,689)
    Net loss                                                                                (11,107,976)     (11,107,976)
                                 --------   ----------   ---------------    -----------    ------------    -------------
Balance, December 31, 2002       $213,848   21,384,838   $    90,289,432    $(4,371,778)   $(53,713,446)   $  32,418,056
                                 ========   ==========   ===============    ===========    ============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended December 31,
                                                          --------------------------------------------
                                                              2002            2001            2000
                                                          ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                             $(11,107,976)   $ (7,263,834)   $ (9,068,667)
     Adjustments to reconcile net earnings/(loss) to
       net cash used in operating activities:
        Depreciation and amortization                        5,277,956       9,373,353       4,697,823
        Unrealized losses                                    2,507,920         787,000          13,938
        Equity in loss of associated company                   520,822         125,297         569,782
        Minority interest                                      (80,105)             --              --
        Stock based compensation                                    --         653,000         844,000
        Other Income                                                --         (86,465)             --
        Settlement of litigation                                    --              --         282,500
        Changes in operating assets and liabilities:
           Marketable securities                            (1,110,669)            575        (629,332)
           Due from broker                                  (6,807,703)     (4,296,387)       (624,790)
           Accounts and other receivables                      132,399         (22,182)        (86,752)
           Prepaid expenses and other                          363,844        (319,234)        (12,098)
           Other assets                                       (162,397)         12,900        (485,699)
           Due from affiliates                                      --          93,112              --
           Accounts payable                                    (73,727)        (63,331)       (284,537)
           Accrued liabilities                                 254,936         (71,082)        467,306
           Securities sold and not purchased                 5,689,755       4,574,925       1,499,260
           Other current liabilities                          (401,881)        446,212        (120,932)
                                                          ------------    ------------    ------------
               Net cash provided by/(used in) operating
                  activities                                (4,996,826)      3,943,859      (2,938,198)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of assets                              553,122              --              --
     Loans and other receivables, net of repayments           (114,247)             --              --
     Loans to related parties                                 (373,426)             --              --
     Acquisition of business, net of cash acquired               6,000              --              --
     Property and equipment additions                               --         (94,945)     (1,039,885)
     Investment in associated company                               --        (400,000)       (954,957)
     Intangible assets                                              --              --        (570,000)
                                                          ------------    ------------    ------------
               Net cash provided by/(used in) investing
                  activities                                    71,449        (494,945)     (2,564,842)
                                                          ------------    ------------    ------------
Cash flows from financing activities:
     Repurchase of stock                                    (1,955,689)     (2,110,348)       (305,741)
     Proceeds from exercise of sock options or warrants             --             500           1,433
     Repayment of notes payable                                     --              --        (210,938)
                                                          ------------    ------------    ------------
               Net cash provided by/(used in) financing
                  activities                                (1,955,689)     (2,109,848)       (515,246)
                                                          ------------    ------------    ------------
               Net increase/(decrease) in cash
                  and cash equivalents                      (6,881,066)      1,339,066      (6,018,286)
Cash and cash equivalents, beginning of period              39,933,881      38,594,815      44,613,101
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period                  $ 33,052,815    $ 39,933,881    $ 38,594,815
                                                          ============    ============    ============
Supplemental Cash Flow Disclosures:
        Cash paid for interest during the period          $         --    $         --    $      8,793
                                                          ============    ============    ============
Non cash transactions-common stock:
        Issued for intangible assets                      $         --    $         --    $  1,800,000
                                                          ============    ============    ============
        Issued /contingently issuable for acquisition     $         --    $         --    $  6,849,438
                                                          ============    ============    ============
Non cash transaction:
          Accounts receivable from sale of other assets   $         --    $    553,122    $         --
                                                          ============    ============    ============
Supplemental information of business acquired:
     Fair value of assets acquired:
        Cash                                              $      6,000    $         --    $         --
        Other current assets                                    13,000              --              --
        Non current assets                                     196,166              --              --
        Goodwill                                             1,760,106              --              --
     Less-liabilities assumed:
        Current liabilities                                   (150,856)             --              --
        Acquisition costs                                     (152,754)             --              --
        Minority interest                                   (1,591,557)             --              --
                                                          ------------    ------------    ------------
     Cash paid                                                      --              --              --
        less-cash acquired                                      (6,000)             --              --
                                                          ------------    ------------    ------------
     Acquisition of business, net of cash acquired        $     (6,000)   $         --    $         --
                                                          ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      Speedus Corp. ("Speedus" or the "Company"), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. ("CVUS") to combine the ownership of predecessor companies that were under common control. In January 1999, through a 'short form merger' as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM, Inc. In June 2002, in the same manner, SPEEDUS.COM, Inc. changed its name to Speedus Corp. Unless the context requires otherwise, the term Company includes Speedus and its wholly owned subsidiaries.

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

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies' balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The interest in the net assets and operations of these companies' other stockholders is reflected in the caption 'Minority interest' in Speedus' consolidated balance sheet and statements of operations.

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

Cash and Cash Equivalents

      The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted of money market funds.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial

Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2002 and 2001, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,479,000 and $631,000, unrealized losses were $600,000 and $600,000 and the carrying value was $879,000 and $31,000, respectively.

Securities sold and not purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as 'Securities sold and not purchased' represent the value of these securities at fair market value. At December 31, 2002 and 2001, the Company had sold securities it had not purchased. The aggregate proceeds were $12,001,000 and $5,504,000, unrealized gains/(losses) were $(2,212,000) and $(774,000) and the market value of the securities was $14,213,000 and $6,278,000, respectively.

      During the years ended December 31, 2002, 2001 and 2000, realized gains/(losses) in the amounts of $1,136,000, $9,324,000 and $797,000 were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations.

Due from broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2002 and 2001, restricted cash balances in the amounts of $11,729,000 and $4,921,000, respectively, were held by brokerage firms.

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

      The Company also sells publicly traded equity securities that it does not own in anticipation of declines in the fair market values of the securities. When the Company sells securities that it does not own, it must borrow the securities it sold in order to deliver them and settle the trades. Thereafter, the Company must buy the securities and deliver them to the lender of the securities. The Company's potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company's consolidated financial statements.

Property and Equipment

      Transmission equipment, customer premises equipment, office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to seven years.

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

      During the year ended December 31, 2002, the Company recorded a charge, included in 'Depreciation and amortization' in the accompanying Consolidated Statements of Operations, in the amount of $3,650,000 for property and equipment taken out of service.

Long-lived assets

      The Company periodically evaluates the net realizable value of long-lived assets, including fixed and intangible assets, relying on anticipated future cash flows. The Company's evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

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

      The Company owns broadband assets, including fixed and intangible assets, with a carrying value of $1.8 million at December 31, 2002 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize its assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

      Other intangible assets consist of the cost of a patent which, through the year ended December 31, 2002, was amortized over its life of fourteen years at the time of acquisition. Effective January 1, 2003, the Company considers the remaining useful life to be four years and will account for this determination as a change in an estimate.

      Amortization expense relating to intangible assets for the years ended December 31, 2002, 2001 and 2000 amounted to $147,858, $397,857 and $173,214, respectively. Annual amortization expense for each of the next four years, the remaining useful life of the Company's intangible asset at December 31, 2002, is expected to be approximately $413,000.

      The Company reviewed the carrying value of goodwill in the amount of $1.8 million at December 31, 2002, and estimated based upon its review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there has been no impairment to this carrying value. As a result, there were no changes in the carrying amount of goodwill for the year ended December 31, 2002.

      As a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia, LLC (see
Note 4) that we did not already own. Based on our review, we recorded a charge of $3,779,000, included in 'Depreciation and amortization' for the year ended December 31, 2001, for the impairment of intangible assets associated with that acquisition.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers. At December 31, 2002, the amount recorded for these deferred revenues was not material.

Income Taxes

      As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company's assets and liabilities.

      As of December 31, 2002, the Company has a deferred tax asset of approximately $23.4 million, relating primarily to operating losses. An offsetting valuation allowance of $23.4 million has been established as the Company had no ability to carryback its losses and a limited earnings history. For the year ended December 31, 2002, the Company has accrued approximately $110,000 in state and local income taxes.

      A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                        2002     2001     2000
                                                        ----     ----     ----
Statutory rate                                           (34%)    (34%)    (34%)
Permanent difference - stock based compensation            0%       3%       3%
State and local income taxes, net of federal benefit     (10%)    (11%)     (3%)
Change in valuation allowance                             44%      42%     (34%)
                                                        ----     ----     ----
Effective rate                                            --%      --%      --%
                                                        ====     ====     ====

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $50.8 million which expire between 2005 and 2024. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the years ended December 31, 2002, 2001 and 2000, basic and diluted net loss available for common shareholders was equal to net loss. Weighted average shares for the assumed exercise or conversion of stock options in the amounts of,56,282, 88,068 and 102,338 and warrants in the amounts of 19,281, 104,607 and 261,598 for the years ended December 31, 2002, 2001 and 2000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

      The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123", which defines a "fair value method" of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company has elected to use the intrinsic value method and is presenting pro forma disclosures of earnings and earnings per share as if the fair value method of accounting was applied. See Note 6.

Recent Accounting Pronouncements

      In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 supersedes Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. A notable change from EITF 94-3 involves one-time employee termination costs whereby the employee to be terminated is required to render service between the notification date and the date the employee will be terminated in order to receive any termination benefits. For these situations whereby the required post-notification service period extends beyond the minimum retention period required by local law (e.g., 60 days in the United States), the fair value liability will be amortized over the service period. This change is effective for new exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this accounting standard to have a material effect on our results of operations commencing January 1, 2003.

      In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its stock options under this method. As a result, this accounting standard did not have a material effect on our results of operations.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

3. Related Party Transactions

      a. The Company has signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products. During the years ended December 31, 2002 and 2001, no revenues were recorded in connection with Zargis Medical.

      b. We also entered into a management services contract with F&B Gudtfood that will result in direct revenues to us apart from those arising out of our ownership interest although these revenues will be eliminated on our consolidated financial statements. In connection with this acquisition, the Company extended loans to two employees of F&B Gudtfood, who are also minority shareholders of F&B Gudtfood aggregating $120,000. The loans, which can be increased by $40,000 each under certain conditions, will be forgiven if certain milestones are achieved.

4. Acquisitions

      a. On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion.

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

      Unaudited pro forma operating results of the Company as though the acquisition of F&B Gudtfood had occurred on January 1, 2001, are as follows:

                                                      Year ended December 31,
                                                   ----------------------------
                                                           (unaudited)
                                                       2002            2001
                                                   ------------    ------------
Revenues                                           $  1,175,523    $    675,327
Operating loss                                     $(10,457,705)   $(16,305,963)
Net earnings/(loss)                                $(11,092,702)   $ (7,285,994)
Basic and diluted net earnings/(loss) per share    $   (0.62)      $   (0.37)

      b. On June 30, 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. The Company issued an aggregate of 950,000 shares of its Common Stock to Speedia's selling shareholders, Starpoint Solutions, Inc. (formerly TIS Worldwide, Inc.) and Daniel Doyon (collectively, the "Sellers). Thereafter, as a result of not having met certain contingencies, the Company was obligated to issue an additional 300,000 shares of its Common Stock.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000. The excess of the purchase price, valued at approximately $6.8 million (including the value of the additional shares), over the fair value of the net assets acquired was approximately $7.2 million which was recorded as goodwill and was being amortized over a period of 3 years. However, as a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia that we did not already own. Based on our review, we recorded a charge of $3,779,000 during the year ended December 31, 2001 to write off the value of goodwill and intangible assets associated with that acquisition.

5. Property and Equipment

      Property and equipment consists of the following:

                                                            December 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------       -----------
      Leasehold improvements ...............       $2,120,107       $ 2,111,076
      Office equipment .....................          269,732           480,609
      Transmission equipment ...............          258,037        11,476,412
      Fiber optics .........................          187,500           375,000
      Customer premises equipment ..........                0           684,400
      Equipment deposits ...................                0           351,010
                                                   ----------       -----------
                                                    2,835,376        15,478,507
      Less--accumulated depreciation .......        2,015,662         9,650,192
                                                   ----------       -----------
         Property and equipment ............       $  819,714       $ 5,828,315
                                                   ==========       ===========

      Depreciation expense was approximately $5,130,000, $2,988,000 and $3,430,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6. Stockholders' Equity

Stock Options

      The Company's 1995 Stock Incentive Plan, as amended, provides for the grant of various stock-based incentives, including non-qualified and incentive stock options. The Plan has reserved 2,750,000 shares of Common Stock of the Company for issuance to employees, directors and consultants, including an additional 500,000 shares approved by stockholders in each of 1999, 2000 and 2001.

      Stock option activity and weighted average prices for the three years ended December 31, 2002 is summarized as follows:

                                            2002                 2001                 2000
                                     ------------------   ------------------   ------------------
                                      Options     Price    Options     Price    Options     Price
                                     ---------    -----   ---------    -----   ---------    -----
Outstanding at January 1             1,604,980    $2.90   1,052,094    $4.22     540,616    $4.86
Granted                                290,000     1.08     682,246     1.02     582,750     4.01
Exercised                                   --       --          --       --        (937)    1.53
Cancelled                             (193,456)    2.66    (129,360)    3.77     (70,335)    7.42
                                     ---------            ---------            ---------
Outstanding at December 31           1,701,524    $2.61   1,604,980    $2.90   1,052,094    $4.22
                                     =========            =========            =========
Exercisable at December 31           1,405,436    $2.87     840,817    $4.09     567,761    $4.79
                                     =========            =========            =========
Available for grant at December 31     884,639              981,183            1,034,069
                                     =========            =========            =========

      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2002:

                                      Stock                         Stock
                                options outstanding          options exercisable
                         ---------------------------------   -------------------
                                     Weighted     Weighted              Weighted
                                     average      average               average
        Range of                    remaining     exercise              exercise
    exercise prices      Options   life (years)    price     Options     price
-----------------------  -------   ------------   --------   -------    --------
$0.83 - 1.00             609,910         8        $   0.98   364,655    $   0.97
1.07 - 2.08              310,000         9            1.22   310,000        1.22
3.00 - 4.84              721,500         7            4.03   670,667        4.09
5.20 - 9.88               45,114         4            7.74    45,114        7.74
13.75 - 15.00             15,000         6           14.17    15,000       14.17

      The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, and has elected to account for its stock options under the intrinsic value method as outlined in APB 25 and permitted by SFAS 123. Since all options to date have been granted at the market price per share on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plans during the years ended December 31, 2002, 2001 and 2000. Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 20002, 2001 and 2000 is summarized as follows:

                                                 2002            2001            2000
                                             ------------    ------------    ------------
Net loss as reported                         $(11,107,976)   $ (7,263,834)   $ (9,068,667)
After tax effect of pro forma compensation     (1,107,642)       (975,000)     (1,154,000)
                                             ------------    ------------    ------------
Pro forma net loss                           $(12,215,618)   $ (8,238,834)   $(10,222,667)
                                             ============    ============    ============
Loss per share:
Basic - as reported                          $      (0.62)   $      (0.36)   $      (0.44)
                                             ============    ============    ============
Basic - pro forma                            $      (0.68)   $      (0.41)   $      (0.50)
                                             ============    ============    ============
Diluted - as reported                        $      (0.62)   $      (0.36)   $      (0.44)
                                             ============    ============    ============
Diluted - pro forma                          $      (0.68)   $      (0.41)   $      (0.50)
                                             ============    ============    ============

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                                    2002       2001       2000
                                                  -------    -------    -------
Risk free investment rate                              4%         6%         6%
Expected lives                                    3 years    3 years    4 years
Expected volatility factors                          175%       175%       125%

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

      During 2002, no warrants were issued or exercised and warrants to purchase 425,000 shares of Common Stock expired.

      At December 31, 2002, there were outstanding warrants, all of which are exercisable, to purchase an aggregate of 238,256 shares of Common Stock with exercise prices ranging from $4.78 to $15.03 and a weighted average price of $9.05.

      During the years ended December 31, 2001 and 2000, stock based compensation in the aggregate amounts of $653,000 and $844,000, respectively, for financial advisory and other services was recorded and are included in selling, general and administrative expenses. No stock based compensation was recorded during the year ended December 31, 2002.

Treasury Stock

      During the years ended December 31, 2002, 2001and 2000, the Company repurchased 2,141,045, 1,967,732 and 309,800 shares, respectively, of its own Common Stock.

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

Reverse Stock Split

      At the Company's 2002 annual meeting, stockholders approved a proposal authorizing the Company's Board of Directors at its discretion, through June 24, 2003, to effect a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of the Company's Common Stock at a ratio not to exceed one-for-six if necessary to continue the Company's listing on Nasdaq. As of December 31, 2002, the reverse stock split had not been implemented.

7. Commitments and Contingencies

Noncancelable Leases

      At December 31, 2002, future minimum lease payments due under noncancelable leases are as follows:

2003 ..................................................                 $275,000
2004 ..................................................                  175,000
2005 ..................................................                   11,000
2006 ..................................................                   11,000
2007 ..................................................                   12,000
Thereafter ............................................                   24,000
                                                                        --------
   Total ..............................................                 $508,000
                                                                        ========

      Rent expense was approximately $355,000, $294,000 and $300,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Indemnification

      As permitted under Delaware law, the Company's Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2002.

8. Legal Proceedings

      The Company is subject to various claims and proceedings that occur in the ordinary course of business. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. Based on information currently available, the Company believes it is remote that the ultimate resolution of these current claims or proceedings, either individually or in the aggregate, will have a material effect on its business.

9. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment. During the year ended December 31, 2002, the Company recognized revenues from the operations of F&B Gudtfood since May 6, 2002, the date of acquisition. During 2002, the Company also recognized revenues from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. Revenues to be recognized in the future from the sale and activation of wireless phones are expected to decrease. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation.

                                                                Corporate
                                              F&B         and other         Totals
                                           ----------    ------------    ------------
      Revenues from external customers     $  445,841    $    460,968    $    906,809
      Depreciation and amortization             3,946       5,274,010       5,277,956
      Operating loss                         (267,136)    (10,205,843)    (10,472,979)
      Interest revenues                        35,591        (229,871)       (194,280)
      Interest expenses                             0               0               0
      Total assets                          3,211,582      47,035,329      50,246,911
      Fixed assets                            120,054         699,660         819,714

      The Company has no foreign operations. During 2002, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

10. Selected Quarterly Data (unaudited)

      Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

                                                     Year ended December 31, 2002
                                   ------------------------------------------------------------------
                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                   -------------    --------------    -------------    --------------
      Revenues                     $         235    $          325    $         149    $          198
      Selling, general and
         administrative expenses           1,053               990            1,184             1,412
      Research and development               216               267              226               237
      Cost of Sales                          205               213               49                49
      Operating loss                      (1,899)           (5,409)          (1,490)           (1,675)
      Investment income/(loss)               514             1,019            1,857            (3,584)
      Net earnings/(loss)          $      (1,981)   $       (4,503)   $         254    $       (4,878)
      Per share (1):
         Basic                     $       (0.10)   $        (0.25)   $        0.01    $        (0.29)
         Diluted                   $       (0.10)   $        (0.25)   $        0.01    $        (0.29)

                                                     Year ended December 31, 2001
                                   ------------------------------------------------------------------
                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                   -------------    --------------    -------------    --------------
      Revenues                     $          25    $           22    $          20    $            2
      Selling, general and
         administrative expenses           1,537             1,464              966             1,296
      Research and development               485               443              380               408
      Operating loss                      (3,382)           (3,285)          (2,661)           (6,956)
      Investment income/(loss)             5,879              (240)           3,240               181
      Net earnings/(loss)          $       2,476    $       (3,546)   $         536    $       (6,730)
      Per share (1):
         Basic                     $        0.12    $        (0.18)   $        0.03    $        (0.35)
         Diluted                   $        0.12    $        (0.18)   $        0.03    $        (0.35)

(1) Earnings per share is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total for the year.

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

11. Subsequent Events

      a. On February 8, 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our 51% interest.

      b. In February 2003, we acquired a controlling interest in Zargis Medical. The additional investment of $1,250,000 was represented by outstanding notes payable to the Company by Zargis Medical at December 31, 2002, in the amount of $250,000 and an additional cash investment of $1,000,000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 2003.


                                        SPEEDUS CORP.


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

         Signature                          Title                      Date
         ---------                          -----                      ----


s/s Shant S. Hovnanian      Chairman of the Board of              March 31, 2003
-------------------------   Directors, President and Chief
Shant S. Hovnanian          Executive Officer


s/s Thomas M. Finn          Treasurer and Chief Financial         March 31, 2003
-------------------------   Officer
Thomas M. Finn


s/s Angela M. Vaccaro       Controller and Chief Accounting       March 31, 2003
-------------------------   Officer
Angela M. Vaccaro


s/s Vahak S. Hovnanian      Director                              March 31, 2003
-------------------------
Vahak S. Hovnanian


s/s William F. Leimkuhler   Director                              March 31, 2003
-------------------------
 William F. Leimkuhler


s/s Jeffrey Najarian        Director                              March 31, 2003
-------------------------
Jeffrey Najarian


s/s Christopher Vizas       Director                              March 31, 2003
-------------------------
Christopher Vizas

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Shant S. Hovnanian, certify that:

1. I have reviewed this annual report on Form 10-K of Speedus Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant 's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant 's auditors and the audit committee of registrant 's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant 's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


By:    /s/ Shant S. Hovnanian
       ----------------------

Name:  Shant S. Hovnanian
Title: Chairman of the Board of Directors and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Finn, certify that:

1. I have reviewed this annual report on Form 10-K of Speedus Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant 's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant 's auditors and the audit committee of registrant 's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant 's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

6. The registrant 's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


By:    /s/ Thomas M. Finn
       ------------------

Name:  Thomas M. Finn
Title: Treasurer and Chief Financial Officer