Form 10-K/A
period 2002-12-31
SPEEDUS CORP
filed 2003-04-30
CIK 1002520

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  SPEEDUS CORP.

The Registrant hereby amends its Annual report on Form 10-K for the year ended December 31, 2002 to furnish the items listed below.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of April 15, 2003.

                    Name                         Age              Position
                    ----                         ---              --------
      Shant S. Hovnanian .....................   43   Chairman of the Board of Directors,
                                                      President and Chief Executive Officer
      Vahak S. Hovnanian .....................   71   Director
      William F. Leimkuhler ..................   51   Director
      Jeffrey Najarian .......................   44   Director
      Christopher Vizas ......................   53   Director
      Thomas M. Finn .........................   55   Treasurer and Chief Financial Officer
      Michael Bacon ..........................   37   Executive Vice President
      John A. Kallassy .......................   38   Executive Vice President

      Shant S. Hovnanian has served as our Chairman of the Board of Directors, President and Chief Executive Officer since October 1995. From June 1980 until January 1991, Mr. Hovnanian served as Executive Vice President of the V. S. Hovnanian Group (the "Hovnanian Group"), consisting of home building operations, real estate development and utility companies. In 1995, Mr. Hovnanian served as a U.S. Delegate to the World Radio Conference of the International Telecommunications Union in Geneva, Switzerland. Mr. Hovnanian is the son of Mr. Vahak S. Hovnanian.

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

      Christopher Vizas has served as a Director since July 2001. Mr. Vizas is a Partner in East Wind Partners, an investment and advisory partnership focused on technology and emerging markets. He serves on the Boards of Directors of several developing companies, holding positions as a Director of Millivision, Inc.(a millimeter imaging company) and Chairman of the Board of i1, Inc.(an Asian software solutions company). From January 1998 to June 2001, Mr. Vizas served as Chairman and Chief Executive Officer of eGlobe, Inc., a turn-around situation which sought formal reorganization under Chapter 11 of the United States Bankruptcy Code in April 2001. From October 1995 through October 1997, Mr. Vizas was a co-founder and served as Chief Executive Officer of Quo Vadis International, an investment and financial advisory firm. Before joining in the formation of Quo Vadis International, he was Chief Executive Officer of Millennium Capital Development, a merchant banking firm, and of its predecessor, Kouri Telecommunications & Technology. Before joining Kouri, Mr. Vizas shared in the founding and development of a series of technology companies, including Orion Network Systems, Inc. of which he was a founder and a principal executive. From April 1987 to 1992, Mr. Vizas served as Vice Chairman of Orion, an international satellite communications company, and served as a Director from 1982 until 1992. Mr. Vizas has also held various positions in the United States government.

      Thomas M. Finn has served as Treasurer and Chief Financial Officer since March 2003. Mr. Finn has been a consultant since 1994. Prior to that time, Mr. Finn was employed by Integrated Resources, Inc., a diversified financial services firm, and was the chief financial officer of Integrated's publicly-traded investment programs. Previously, Mr. Finn was an Audit Manager for Deloitte & Touche LLP.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal years ended December 31, 2002, 2001 and 2000, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2002 (the "Named Executive Officers") in all capacities in which they served. See Employment Agreements.

                           Summary Compensation Table

                                                           Annual Compensation
                                                    -----------------------------------
                                                                                 Other      Securities       All Other
                                                                                Compen-     Underlying        Compen-
 Name and Principal Position              Year       Salary        Bonus        sation      Options (#)       sation
--------------------------------------    ----      --------      -------      --------     -----------      ---------
Shant S. Hovnanian ...................    2002      $250,000      $50,000      $ 78,000(1)    250,000         $   --
Chairman of the Board of                  2001       250,000           --            --       127,700             --
Directors, President and Chief            2000       250,000           --            --            --             --
Executive Officer

Michael Bacon ........................    2002      $175,000      $    --      $     --            --         $   --
Executive Vice President                  2001       175,000           --            --       162,500             --
                                          2000       137,500       18,750            --            --             --

John A. Kallassy .....................    2002      $175,000      $50,000      $     --            --         $   --
Executive Vice President                  2001       175,000       50,000            --       112,500             --
                                          2000        58,333       12,500            --       225,000             --

(1) Under the terms of his employment contract, Mr. Hovnanian is entitled to the use of a Company apartment and car. The amount shown in the table above represents the total cost of these items to the Company without adjustment for the portion of these costs allocable to business use by the Company.

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2002.

                                                   % of Total                                          Potential Realizable
                                  Number of         Options                                              Value at Assumed
                                  Securities       Granted to                                          Annual Rates of Stock
                                 Underlying        Employees        Exercise                          Price Appreciation for
                                   Options         in fiscal         or Base        Expiration              Option Term
        Name                       Granted            year            Price            Date              5%              10%
        ----                       -------            ----            -----            ----              --              ---
Shant S. Hovnanian                 250,000           86.2%            $1.10          4/25/12         $ 173,000       $ 438,000

      For additional information regarding stock option grants to employees in 2002, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised options that were held by the Named Executive Officers as of December 31, 2002. None of the Named Executive Officers exercised any options during 2002.

                                                                         Number of
                                                                        Securities
                                                                        Underlying
                                 Number of                              Unexercised
                                   Shares                                 Options                 Value of Unexercised
                                  Acquired           Value             Exercisable/               In-the-Money Options
        Name                    on Exercise         Realized           Unexercisable           Exercisable/Unexercisable
------------------------        -----------         --------           -------------           -------------------------
Shant S. Hovnanian......              0                $0              569,250/63,850                     $0/0
Michael Bacon...........              0                 0              193,750/68,750                      0/0
John A. Kallassy........              0                 0              243,750/93,750                      0/0

      For additional information regarding stock option grants to employees in 2002, see "Notes to Consolidated Financial Statements--Note 6, Stockholders' Equity."

Director Compensation

      During 2002, our Directors who are not officers or employees ("Non-Employee Directors") received $500 per Board meeting and Board committee meeting attended. Upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

      In April 2002, the Compensation Committee of the Board of Directors approved a new employment agreement for Mr. Shant S. Hovnanian, effective as of April 25, 2002. The agreement provides that Mr. Hovnanian will act as our President and Chief Executive Officer. The agreement has a three-year term and provides for an annual salary of $250,000. Under the agreement, Mr. Hovnanian is entitled to be considered for annual performance based bonuses targeted at 50% or greater of his base salary and a contingent bonus based on certain performance factors, use of a Company apartment and car, a country club membership and a $1,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under the agreement, Mr. Hovnanian was also granted 250,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of April 15, 2003 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                                                                        Common Stock Beneficially
                                                                                Owned (1)
                                                                       -------------------------
                   Beneficial Owner                                     Number           Percent
--------------------------------------------------------               ---------        --------
Shant S. Hovnanian (2)(3) ..............................               4,272,254           25.4%
Vahak S. Hovnanian (4)(5) ..............................               2,933,655           17.5
William F. Leimkuhler (6) ..............................                  80,250              *
Jeffrey Najarian (7) ...................................                  60,000              *
Christopher Vizas (8) ..................................                  50,000              *
Thomas M. Finn (9) .....................................                  33,408              *
Michael Bacon (10) .....................................                 243,750            1.5
John A Kallassy (11) ...................................                 383,750            2.3
XO Communications, Inc. ................................               2,000,000           11.9

All Directors and Executive Officers as a group (total 8
    persons) ...........................................               8,057,067           47.9%

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

      (2) Includes options to purchase 633,100 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (3) Includes 100,000 shares of Common Stock owned by Mr. Shant S. Hovnanian's minor child, Vahak Willem Hovnanian, for which Mr. Hovnanian, as custodian, has sole voting power.

      (4) Includes options to purchase 82,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (5) Includes 55,431 and 22,175 shares of Common Stock which Mr. Vahak S. Hovnanian is required to sell upon the exercise of outstanding warrants at a per share exercise price of $13.16 and $11.28, respectively.

      (6) Includes options to purchase 80,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (7) Includes options to purchase 60,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (8) Includes options to purchase 50,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (9) Includes options to purchase 33,408 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (10) Includes options to purchase 243,750 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (11) Includes options to purchase 318,750 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

Stockholders Agreements.

      Verizon Communications, formerly Bell Atlantic Corporation, has the right to appoint one director to the Board, so long as Verizon shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis.

      Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use all reasonable efforts, subject to fiduciary duties under applicable law, to cause an XO Communications, Inc. representative to be elected to the Company's Board.

Equity Compensation Plans

      The following table sets forth certain information as of April 15, 2003 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance.

-----------------------------------------------------------------------------------------------------
                                            Number of
                                         securities to be
                                           issued upon         Weighted average        Number of
                                           exercise of        exercise price of        securities
                                           outstanding           outstanding      remaining available
                                        options, warrants     options, warrants       for further
            Plan category                   and rights            and rights            issuance
            -------------                   ----------            ----------            --------
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                1,701,524               $2.61               884,639
-----------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
-----------------------------------------------------------------------------------------------------
Total                                       1,701,524               $2.61               884,639
-----------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under 'Director Compensation' included in Item 11. of this Form 10-K/A is incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 30, 2003.

                                        SPEEDUS CORP.


                                        s/s Shant S. Hovnanian
                                        ----------------------
                                        Shant S. Hovnanian
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors


                                        s/s Thomas M. Finn
                                        ------------------
                                        Thomas M. Finn
                                        Treasurer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Shant S. Hovnanian, certify that:

1. I have reviewed this annual report on Form 10-K/A of Speedus Corp.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


By:    /s/ Shant S. Hovnanian
       ----------------------
Name:  Shant S. Hovnanian
Title: Chairman of the Board of Directors and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Finn, certify that:

1. I have reviewed this annual report on Form 10-K/A of Speedus Corp.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003


By:    /s/ Thomas M. Finn
       ------------------
Name:  Thomas M. Finn
Title: Treasurer and Chief Financial Officer