Form 10-Q
period 2003-03-31
SPEEDUS CORP
filed 2003-05-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of May 9, 2003 was 16,805,189.

                                 SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                                                      Page
                                                                                                                      ----
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

           Consolidated Balance Sheets as of March 31, 2003 (unaudited)
           and December 31, 2002 .................................................................................       3

           Consolidated Statements of Operations (unaudited) for the
           Three Months Ended March 31, 2003 and 2002 ............................................................       4

           Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended March 31, 2003 and 2002 ............................................................       5

           Notes to Consolidated Financial Statements (unaudited) ................................................     6-9

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................................................................   10-13

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .............................................      13

ITEM 4 -- Controls and Procedures ................................................................................      14

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ......................................................................................      15

ITEM 2 -- Changes in Securities ..................................................................................      15

ITEM 3 -- Defaults Upon Senior Securities ........................................................................      15

ITEM 4 -- Submission of Matters to a Vote of Security Holders ....................................................      15

ITEM 5 -- Other Information ......................................................................................      15

ITEM 6 -- Exhibits and Reports on Form 8-K .......................................................................      15

Signature Page ...................................................................................................      16

Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes -Oxley Act Of 2002 ..............      17

Certification of Chief Financial Officer Pursuant to Sect ion 302 of The Sarbanes-Oxley Act Of 2002 ..............      18

Exhibit 99.1: Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 ..........................................      19

Exhibit 99.2: Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 ..........................................      20

                                 SPEEDUS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     2003            2002
                                                                 ------------    ------------
                                                                  (unaudited)
                                ASSETS
Current assets:
    Cash and cash equivalents                                    $ 31,312,072    $ 33,052,815
    Marketable securities                                             403,018         879,194
    Due from broker                                                 8,316,926      11,728,880
    Accounts and other receivables                                     42,500          40,099
    Prepaid expenses and other                                        121,485          17,488
                                                                 ------------    ------------
    Total current assets                                           40,196,001      45,718,476
Property and equipment, net of accumulated
  depreciation of $1,863,007 and $2,015,662                           741,821         819,714
Other intangible assets, net of accumulated
  amortization of $522,121 and $418,929                             1,547,879       1,651,071
Goodwill                                                            1,371,365       1,760,106
Other assets                                                          284,654         297,544
                                                                 ------------    ------------
    Total assets                                                 $ 44,141,720    $ 50,246,911
                                                                 ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $    297,969    $    228,144
    Accrued liabilities                                             1,459,887       1,734,252
    Securities sold and not purchased                              10,465,594      14,212,566
    Other current liabilities                                          66,352          62,336
                                                                 ------------    ------------
    Total current liabilities                                      12,289,802      16,237,298

Minority interest                                                     955,700       1,591,557

Commitments and Contingencies                                              --              --

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
     shares authorized; 21,384,838 shares issued                      213,848         213,848
    Preferred stock ($.01 par value; 20,000,000
     shares authorized):
      Series A Junior Participating ($.01 par value;
      4,000 shares authorized; no shares issued
      and outstanding)                                                     --              --
    Additional paid-in-capital                                     90,289,432      90,289,432
    Treasury stock (at cost; 4,559,449 and 4,418,577 shares)       (4,478,953)     (4,371,778)
    Accumulated deficit                                           (55,128,109)    (53,713,446)
                                                                 ------------    ------------
    Stockholders' equity                                           30,896,218      32,418,056
                                                                 ------------    ------------
    Total liabilities and stockholders' equity                   $ 44,141,720    $ 50,246,911
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three months ended March 31,
                                          ----------------------------
                                              2003            2002
                                          ------------    ------------
Revenues                                  $    169,807    $    234,564
                                          ------------    ------------
Expenses:
    Selling, general and administrative      1,006,462       1,053,104
    Research and development                   255,065         216,361
    Depreciation and amortization              215,368         659,783
    Cost of sales                               48,300         205,272
                                          ------------    ------------
    Total operating expenses                 1,525,195       2,134,520
                                          ------------    ------------
Operating loss                              (1,355,388)     (1,899,956)

Investment income/(loss)                       (47,530)            514
Equity in loss of associated company           (92,996)        (81,928)
Minority interest                               81,251              --
                                          ------------    ------------

Net loss                                  $ (1,414,663)   $ (1,981,370)
                                          ============    ============

Per share:
Basic loss per common share               $      (0.08)   $      (0.10)
                                          ============    ============
Weighted average common shares
  outstanding                               16,883,034      18,910,607
                                          ============    ============

Diluted loss per common share             $      (0.08)   $      (0.10)
                                          ============    ============
Weighted average common shares
  outstanding                               16,883,034      18,910,607
                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 SPEEDUS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                Three months ended March 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Cash flows from operating activities:
   Net loss                                                    $ (1,414,663)   $ (1,981,370)
   Adjustments to reconcile net loss to
    net cash provided by/(used in) operating activities:
     Depreciation and amortization                                  215,368         659,783
     Unrealized (gains)/losses                                      461,887         727,880
     Equity in loss of associated company                            92,996          81,928
     Minority interest                                              (81,251)             --
     Changes in operating assets and liabilities:
       Marketable securities                                        434,790          (8,226)
       Due from broker                                            3,411,954        (319,495)
       Accounts and other receivables                                (2,401)        101,003
       Prepaid expenses and other                                  (103,997)        205,272
       Other assets                                                (172,490)         13,200
       Accounts payable                                             (46,852)        209,607
       Accrued liabilities                                         (287,750)       (177,751)
       Securities sold and not purchased                         (4,167,473)        455,392
       Other current liabilities                                      4,016        (203,359)
                                                               ------------    ------------
         Net cash provided by/(used in) operating activities     (1,654,866)       (236,136)
                                                               ------------    ------------
Cash flows from investing activities:
   Loans and other receivables, net of repayments                     2,500        (146,563)
   Proceeds from sale of assets                                          --         553,122
   Acquisition of business, net of cash acquired                     18,798              --
                                                               ------------    ------------
         Net cash provided by/(used in) investing activities         21,298         406,559
                                                               ------------    ------------
Cash flows from financing activities:
   Repurchase of stock                                             (107,175)       (489,935)
                                                               ------------    ------------
         Net cash provided by/(used in) financing activities       (107,175)       (489,935)
                                                               ------------    ------------
         Net increase/(decrease) in cash
           and cash equivalents                                  (1,740,743)       (319,512)
Cash and cash equivalents, beginning of period                   33,052,815      39,933,881
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $ 31,312,072    $ 39,614,369
                                                               ============    ============

Supplemental information of business acquired:
   Fair value of assets acquired:
       Cash                                                    $     18,798    $         --
       Non current assets                                            34,283              --
       Goodwill                                                     481,009              --
   Less-liabilities assumed:
       Current liabilities                                         (218,946)             --
       Minority interest                                           (315,144)             --
                                                               ------------    ------------
   Cash paid                                                             --              --
       less-cash acquired                                            18,798              --
                                                               ------------    ------------
   Acquisition of business, net of cash acquired               $    (18,798)   $         --
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2002 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies' balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Other shareholders' interest in the net assets and operations of these companies is reflected in the caption 'Minority interest' in Speedus' consolidated balance sheet and statements of operations.

      The Company's share of earnings or losses of associated companies, that are 20% to 50% owned, is included in the consolidated operating results using the equity method of accounting.

Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates and the difference could be material.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2003 and December 31, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,080,000 and $1,479,000, unrealized losses were $677,000 and $600,000 and the carrying value was $403,000 and $879,000, respectively. For the three months ended March 31, 2003 and 2002, unrealized gains/(losses) were $(41,000) and $7,000, respectively.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At March 31, 2003 and December 31, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $9,404,000 and $12,001,000, unrealized (losses) were $(1,062,000) and
$(2,212,000) and the market value of the securities was $10,466,000 and $14,213,000, respectively. For the three months ended March 31, 2003 and 2002, unrealized (losses) were $(421,000) and $(735,000), respectively.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2003 and December 31, 2002, restricted cash balances in the amounts of $8,317,000 and $11,729,000, respectively, were held by brokerage firms.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment annually. Goodwill, with a balance of $1,760,000 at December 31, 2002, increased $481,000 as a result of the acquisition of a controlling interest in Zargis Medical and decreased $870,000 as a result of the reduction in the Company's investment in F&B Gudtfood, resulting in a balance of $1,371,000 recorded by the Company as goodwill at March 31, 2003.

      Other intangible assets consist of the cost of a patent which, through the year ended December 31, 2002, was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considers the remaining useful life to be four years and has accounted for this determination as a change in an estimate. This change increased net loss for the three months ended March 31, 2003 by $66,000. There was no effect on basic loss per common share.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers. At March 31, 2003, the amount recorded for these deferred revenues was not material. During the three months ended March 31, 2002, the Company recorded revenues in the amount of $231,000 in connection with the sale and activation of wireless phones.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the three months ended March 31, 2003 and 2002, outstanding stock options and warrants in the amounts of 1,939,780 and 2,268,236, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                           (unaudited)
                                                       2003            2002
                                                   ------------    ------------
      Net loss as reported                         $ (1,414,663)   $ (1,981,370)
      After tax effect of pro forma compensation       (122,194)       (224,927)
                                                   ------------    ------------
      Pro forma net loss                           $ (1,536,857)   $ (2,206,297)
                                                   ============    ============
      Loss per share:
      Basic - as reported                          $      (0.08)   $      (0.10)
                                                   ============    ============
      Basic - pro forma                            $      (0.09)   $      (0.12)
                                                   ============    ============
      Diluted - as reported                        $      (0.08)   $      (0.10)
                                                   ============    ============
      Diluted - pro forma                          $      (0.09)   $      (0.12)
                                                   ------------    ------------

2. Related Party Transactions

      a. The Company has signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products.

      b. The Company also entered into a management services contract with F&B Gudtfood. In connection with the F&B Gudtfood acquisition, in May 2002 the Company extended loans to two employees of F&B Gudtfood, who are also minority shareholders of F&B Gudtfood aggregating $120,000. The loans, which can be increased by $40,000 each under certain conditions, will be forgiven if certain milestones are achieved.

3.   Acquisitions

      a. On February 28, 2003, the Company increased its investment in Zargis Medical to 57.7% with an additional investment of $1,250,000 in newly issued shares. Prior to February 28, 2003, the Company held a 46.4% interest in Zargis and accounted for its investment under the equity method of accounting.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Zargis Medical have been included in the consolidated statements of operations from the date of acquisition. The allocation of the excess of the purchase price over the fair value of the net assets acquired of $481,000 is preliminary. The Company expects to finalize its purchase price allocation during 2003 and this final allocation could change the current allocation to goodwill. To the extent that the allocation changes from goodwill, increased amortization or a write-off of up to $481,000 could result.

      Unaudited pro forma operating results of the Company as though the acquisition of Zargis Medical had occurred on January 1, 2002, are as follows:

                                            Three months ended March 31,
                                            ----------------------------
                                                    (unaudited)
                                               2003           2002
                                            -----------    -----------
        Revenues                            $   169,807    $   234,564
        Operating loss                      $(1,555,811)   $(2,068,790)
        Net loss                            $(1,437,311)   $(1,997,722)
        Basic and diluted loss per share    $     (0.09)   $     (0.11)

      b. On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. On February 8, 2003, we reduced our investment in F&B Gudtfood and received $1,775,000 while maintaining our 51% interest.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of F&B Gudtfood have been included in the consolidated statements of operations from the date of acquisition. The excess of the purchase price, as reduced, over the fair value of the net assets acquired was approximately $0.9 million and has been recorded as goodwill.

      The Company does not have sufficient information to present pro forma information for the quarter ended March 31, 2002 without undue burden and expense.

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

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the quarter ended March 31, 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. As a result, there is no segment information presented for the quarter ended March 31, 2002. During the quarter ended March 31, 2002, substantially all of the Company's revenues were from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. No revenues were recognized in connection with 007 phones during the three months ended March 31, 2003.

                                                                              Corporate
                                                  F&B            Zargis        and other        Totals
                                                  ---            ------        ---------        ------
      Revenues from external customers       $    168,451    $         --    $      1,356    $    169,807
      Depreciation and amortization                 6,200             756         208,412         215,368
      Operating loss                              (84,091)       (138,343)     (1,132,954)     (1,355,388)
      Investment income/(loss)                      7,699               0         (55,229)        (47,530)
      Goodwill and other intangible assets        890,356         481,009       1,547,879       2,919,244
      Fixed assets                                113,854          33,526         594,441         741,821
      Total assets                              1,386,421         778,932      41,976,367      44,141,720

      The Company has no foreign operations. During the quarter ended March 31, 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

6. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. Through May 15, 2003, the Company has repurchased 4,583,749 shares of its Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2002.

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

      In February 2003, we acquired a controlling interest in Zargis Medical. The additional investment of $1,250,000 was represented by amounts outstanding to the Company by Zargis Medical at December 31, 2002 in the amount of $250,000 and an additional cash investment of $1,000,000.

      F&B Gudtfood. In May 2002, we acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. We also entered into a management services contract with F&B Gudtfood.

      On February 8, 2003, we reduced our investment in F&B Gudtfood and received $1,775,000 while maintaining our 51% interest.

      Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have five domestic patents with expiration dates ranging from 2007 through 2017, with numerous international counterparts. Any particular wireless communications system may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for any wireless communications company to construct a system without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current depressed economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued at this time. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees. Currently, we have instituted litigation in the New York courts against an international licensee in Canada.

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

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2002 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill, equity method investments and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.8 million and $1.5 million at December 31, 2002 and March 31, 2003, respectively, and currently do not generate significant revenues or cash flows. However, as of December 31, 2002, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2002. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. As of December 31, 2002, we also reviewed the carrying value of goodwill in the amount of $1.8 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Revenues decreased $65,000 from $235,000 for the three months ended March 31, 2002 to $170,000 for the three months ended March 31, 2003. $231,000 of this net decrease is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the three months ended March 31, 2002. The Company now licenses the cell phone store to a third party and license fees are less than revenues from sale and activation. No revenues were recognized in connection with 007 phones during the three months ended March 31, 2003. The decrease in revenues is net of an increase in the amount of $168,000 as a result of revenues recognized by F&B Gudtfood during the three months ended March 31, 2003. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Selling, general and administrative expenses decreased $47,000 from $1,053,000 for the three months ended March 31, 2002 to $1,006,000 for the three months ended March 31, 2003. The decrease is primarily attributable to decreases in compensation and employee related expenses as a result of staff reductions. This decrease is net of increases as a result of selling, general and administrative expenses of F&B Gudtfood and Zargis Medical in the amounts of $168,000 and $138,000, respectively, during the three months ended March 31, 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

      Research and development expenses increased $39,000 from $216,000 for the three months ended March 31, 2002 to $255,000 for the three months ended March 31, 2003. This increase is primarily attributable to increases in compensation and employee related expenses.

      Depreciation and amortization decreased $445,000 from $660,000 for the three months ended March 31, 2002 to $215,000 for the three months ended March 31, 2003. This decrease is generally a result of assets becoming fully depreciated, as well as depreciation no longer being taken on the property and equipment taken out of service during 2002.

      Cost of sales decreased $157,000 from $205,000 for the three months ended March 31, 2002 to $48,000 for the three months ended March 31, 2003. $205,000 of this net decrease is a result of the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the three months ended March 31, 2002. No expenses were incurred in connection with 007 phones during the three months ended March 31, 2003. The decrease in cost of sales is net of an increase in the amount of $48,000 as a result of costs incurred by F&B Gudtfood during the three months ended March 31, 2003. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Investment income/(loss) decreased $49,000 from a net gain in the amount of $1,000 for the three months ended March 31, 2002 to a net loss in the amount of $48,000 for the three months ended March 31, 2003. This decrease is primarily a result of realized and unrealized gains/(losses). Realized gains/(losses) decreased $1,814,000 from net gains of $585,000 for the three months ended March 31, 2002 to net losses of $1,229,000 for the three months ended March 31, 2003. Unrealized losses decreased $266,000 from net losses of $728,000 for the three months ended March 31, 2002 to net losses of $462,000 for the three months ended March 31, 2003. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss of associated company increased $11,000 from $82,000 for the three months ended March 31, 2002 to $93,000 for the three months ended March 31, 2003. These amounts reflect the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003 in the case of the 2003 amount. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Minority interest amounted to $81,000 for the three months ended March 31, 2003. This amount represents the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical during the three months ended March 31, 2003.

Related Party Transactions

      We have signed an exclusive contract with Zargis Medical to design and develop the wireless applications, as well as provide transaction processing to support the commercial rollout of Zargis Medical's cardiac diagnostic products.

      We also entered into a management services contract with F&B Gudtfood. In connection with the F&B Gudtfood acquisition, in May 2002 the Company extended loans to two employees of F&B Gudtfood, who are also minority shareholders of F&B Gudtfood aggregating $120,000. The loans, which can be increased by $40,000 each under certain conditions, will be forgiven if certain milestones are achieved.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      Net cash used in operating activities was $1.7 million for the three months ended March 31, 2003 compared to net cash used in operating activities of $0.2 million for the three months ended March 31, 2002. Cash was used by operating activities in the three months ended March 31, 2003 to fund the net loss for the period. While the net loss decreased from the net loss for the three months ended March 31, 2002, after adjustment for non-cash charges, including depreciation and amortization and unrealized losses, the cash used was greater. Cash was also used in the 2003 period to reduce the amount of open transactions included under 'Securities sold and not purchased'.

      Net cash provided by investing activities was $21,000 for the three months ended March 31, 2003 compared to net cash provided by investing activities of $0.4 million for the three months ended March 31, 2002. This net decrease was substantially the result of proceeds received in 2002 from the sale of assets.

      Net cash used in financing activities was $0.1 million for the three months ended March 31, 2003 compared to $0.5 million for the three months ended March 31, 2002. This decrease of $0.4 million was a result of decreased repurchases of treasury stock during 2003.

      At March 31, 2003, the Company's future minimum lease payments due under noncancelable leases aggregated $439,000. $274,000 and $109,000 of this amount is due during the twelve months ended March 31, 2003 and 2004, respectively, and the balance is payable thereafter with no material amount due in any one year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at March 31, 2003 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

         Exhibit number 99.1   Certification Pursuant To 18 U.S.C. Section 1350,
                               As Adopted Pursuant To Section 906 Of The
                               Sarbanes-Oxley Act Of 2002.

         Exhibit number 99.2   Certification Pursuant To 18 U.S.C. Section 1350,
                               As Adopted Pursuant To Section 906 Of The
                               Sarbanes-Oxley Act Of 2002.

      b. Current Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPEEDUS CORP.


Date: May 15, 2003                    By: /s/ Shant S. Hovnanian
                                          ----------------------
                                      Shant S. Hovnanian
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Date: May 15, 2003                    By: /s/ Thomas M. Finn
                                          ------------------
                                      Thomas M. Finn
                                      Treasurer and Chief Financial Officer

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


By: /s/ Shant S. Hovnanian
    ----------------------

Name: Shant S. Hovnanian
Title: Chairman of the Board, President and Chief Executive Officer
Date: May 15, 2003

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

Name: Thomas M. Finn
Title: Treasurer and Chief Financial Officer
Date: May 15, 2003