Form 10-Q
period 2003-06-30
SPEEDUS CORP
filed 2003-08-18
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 5, 2003 was 16,264,189.

                                  SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                               Page
                                                                                               ----
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

            Consolidated Balance Sheets as of June 30, 2003 (unaudited)
            and December 31, 2002 ........................................................      3

            Consolidated Statements of Operations (unaudited) for the
            Three and Six Months Ended June 30, 2003 and 2002 ............................      4

            Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended June 30, 2003 and 2002 ......................................      5

            Notes to Consolidated Financial Statements (unaudited) .......................     6-10

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................................    11-15

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .....................     15

ITEM 4 -- Controls and Procedures ........................................................     15

PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings ..............................................................     16

ITEM 2 -- Changes in Securities ..........................................................     16

ITEM 3 -- Defaults Upon Senior Securities ................................................     16

ITEM 4 -- Submission of Matters to a Vote of Security Holders ............................     16

ITEM 5 -- Other Information ..............................................................     16

ITEM 6 -- Exhibits and Reports on Form 8-K ...............................................     16

Signature Page ...........................................................................     17

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 of
             the Securities Exchange Act of 1934, as Adopted Pursuant to Section
             302 of The Sarbanes-Oxley Act Of 2002 .......................................     18

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 of
             the Securities Exchange Act of 1934, as Adopted Pursuant to Section
             302 of The Sarbanes-Oxley Act Of 2002 .......................................     19

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 ..     20

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 ..     21

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,         December 31,
                                                                       2003               2002
                                                                   ------------       ------------
                                                                    (unaudited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                     $ 26,586,405       $ 33,052,815
     Marketable securities                                              107,004            879,194
     Due from broker                                                 12,420,410         11,728,880
     Accounts and other receivables                                      42,500             40,099
     Prepaid expenses and other                                          88,800             17,488
                                                                   ------------       ------------
     Total current assets                                            39,245,119         45,718,476
Property and equipment, net of accumulated
  depreciation of $1,904,444 and $2,015,662                             667,861            819,714
Other intangible assets, net of accumulated
  amortization of $678,758 and $418,929                               1,872,250          1,651,071
Goodwill                                                                890,356          1,760,106
Other assets                                                            270,718            297,544
                                                                   ------------       ------------
     Total assets                                                  $ 42,946,304       $ 50,246,911
                                                                   ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $    231,974       $    228,144
     Accrued liabilities                                              1,553,873          1,734,252
     Securities sold and not purchased                               15,878,594         14,212,566
     Other current liabilities                                           66,352             62,336
                                                                   ------------       ------------
     Total current liabilities                                       17,730,793         16,237,298

Minority interest                                                       731,019          1,591,557

Commitments and Contingencies                                                --                 --

Stockholders' equity:
     Common stock ($.01 par value; 50,000,000
       shares authorized; 21,428,588 shares issued                      214,286            213,848
     Preferred stock ($.01 par value; 20,000,000
       shares authorized):
          Series A Junior Participating ($.01 par value;
            4,000 shares authorized; no shares issued
            and outstanding)                                                 --                 --
     Additional paid-in-capital                                      90,332,745         90,289,432
     Treasury stock (at cost; 5,052,449 and 4,418,577 shares)        (5,001,473)        (4,371,778)
     Accumulated deficit                                            (61,061,066)       (53,713,446)
                                                                   ------------       ------------
     Stockholders' equity                                            24,484,492         32,418,056
                                                                   ------------       ------------
     Total liabilities and stockholders' equity                    $ 42,946,304       $ 50,246,911
                                                                   ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended June 30,          Six months ended June 30,
                                              ------------------------------      ------------------------------
                                                  2003              2002              2003              2002
                                              ------------      ------------      ------------      ------------
Revenues                                      $    204,267      $    325,610      $    374,074      $    560,174
                                              ------------      ------------      ------------      ------------

Expenses:
      Selling, general and administrative        1,148,804           990,140         2,075,387         2,043,244
      Research and development                     422,723           266,823           757,667           483,184
      Depreciation and amortization                260,245         4,264,746           475,613         4,924,529
      Cost of sales                                 79,481           213,089           127,781           418,361
                                              ------------      ------------      ------------      ------------
      Total operating expenses                   1,911,253         5,734,798         3,436,448         7,869,318
                                              ------------      ------------      ------------      ------------

Operating loss                                  (1,706,986)       (5,409,188)       (3,062,374)       (7,309,144)

Investment income/(loss)                        (4,450,651)        1,019,358        (4,498,181)        1,019,872
Equity in loss of associated company                     0          (135,921)          (92,996)         (217,849)
Minority interest                                  224,680            22,784           305,931            22,784
                                              ------------      ------------      ------------      ------------

Net loss                                      $ (5,932,957)     $ (4,502,967)     $ (7,347,620)     $ (6,484,337)
                                              ============      ============      ============      ============

Per share:
Basic loss per common share                   $      (0.36)     $      (0.25)     $      (0.44)     $      (0.35)
                                              ============      ============      ============      ============
Weighted average common shares
    outstanding                                 16,623,149        18,076,408        16,752,374        18,491,203
                                              ============      ============      ============      ============

Diluted loss per common share                 $      (0.36)     $      (0.25)     $      (0.44)     $      (0.35)
                                              ============      ============      ============      ============
Weighted average common shares
    outstanding                                 16,623,149        18,076,408        16,752,374        18,491,203
                                              ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Six months ended June 30,
                                                                           ------------------------------
                                                                               2003              2002
                                                                           ------------      ------------
Cash flows from operating activities:
      Net loss                                                             $ (7,347,620)     $ (6,484,337)
      Adjustments to reconcile net loss to
        net cash provided by/(used in) operating activities:
          Depreciation and amortization                                         475,613         4,924,529
          Unrealized (gains)/losses                                           4,200,710           479,214
          Equity in loss of associated company                                   92,996           217,849
          Minority interest                                                    (305,931)          (22,784)
          Changes in operating assets and liabilities:
              Marketable securities                                             737,138        (1,450,662)
              Due from broker                                                  (691,530)          444,688
              Accounts and other receivables                                     (2,401)           80,841
              Prepaid expenses and other                                        (71,312)          367,804
              Other assets                                                     (154,360)          (69,053)
              Accounts payable                                                 (111,847)          (21,519)
              Accrued liabilities                                              (193,764)         (145,523)
              Securities sold and not purchased                              (2,499,630)          447,515
              Other current liabilities                                           4,016          (397,377)
                                                                           ------------      ------------
                   Net cash provided by/(used in) operating activities       (5,867,922)       (1,628,815)
                                                                           ------------      ------------

Cash flows from investing activities:
      Loans and other receivables, net of repayments                              2,500          (130,608)
      Loans to related parties                                                       --          (120,000)
      Proceeds from sale of assets                                                   --           553,122
      Property and equipment additions                                          (33,404)               --
      Acquisition of business, net of cash acquired                              18,798             6,000
                                                                           ------------      ------------
                   Net cash provided by/(used in) investing activities          (12,106)          308,514
                                                                           ------------      ------------

Cash flows from financing activities:
      Proceeds from exercise of options and warrants                             43,313                --
      Repurchase of stock                                                      (629,695)       (1,361,286)
                                                                           ------------      ------------
                   Net cash provided by/(used in) financing activities         (586,382)       (1,361,286)
                                                                           ------------      ------------

                   Net increase/(decrease) in cash
                      and cash equivalents                                   (6,466,410)       (2,681,587)

Cash and cash equivalents, beginning of period                               33,052,815        39,933,881
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $ 26,586,405      $ 37,252,294
                                                                           ============      ============

Supplemental information of business acquired:
      Fair value of assets acquired:
          Cash                                                             $     18,798             6,000
          Other current assets                                                       --            13,000
          Non current assets                                                     34,283           196,166
          Goodwill                                                                   --         1,755,006
          Other intangible assets                                               481,009                --
      Less-liabilities assumed:
          Current liabilities                                                  (218,946)         (140,856)
          Acquisition Costs                                                          --          (152,754)
          Minority interest                                                    (315,144)       (1,676,562)
                                                                           ------------      ------------
      Cash paid                                                                      --                --
          less-cash acquired                                                     18,798            (6,000)
                                                                           ------------      ------------
      Acquisition of business, net of cash acquired                        $    (18,798)            6,000
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

      Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Financial statements and principles of consolidation

      The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies' balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Other shareholders' interest in the net assets and operations of these companies is reflected in the caption `Minority interest' in Speedus' consolidated balance sheet and statements of operations.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2003 and December 31, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $701,000 and $1,479,000, unrealized losses since acquisition were $594,000 and $600,000 and the carrying value was $107,000 and $879,000, respectively. At June 30, 2003, based upon the fair market value of these securities, 69% was invested in financial service companies, 25% in medical device companies and 6% was invested in other companies.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At June 30, 2003 and December 31, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $10,545,000 and $12,001,000, unrealized losses since acquisition were $5,334,000 and $2,212,000 and the carrying value of the securities was $15,879,000 and $14,213,000, respectively. At June 30, 2003, based upon the fair market value of these securities, 63% was invested in technology companies, 31% in medical device companies and 6% was invested in other companies.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2003 and December 31, 2002, restricted cash balances in the amounts of $12,420,000 and $11,729,000, respectively, were held by brokerage firms.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment annually. Goodwill, with a balance of $1,760,000 at December 31, 2002 decreased $870,000 as a result of the reduction in the Company's investment in F&B Gudtfood, resulting in a balance of $890,000 recorded by the Company as goodwill at June 30, 2003.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considers the remaining useful life to be four years and has accounted for this determination as a change in an estimate. This change increased net loss for the six and three months ended June 30, 2003 by $132,000 and $66,000, respectively, and increased basic loss per share by $0.01 for the six months ended June 30, 2003. There was no effect on basic loss per common share for the three months ended June 30, 2003. Medical technology is being amortized over a period of three years. For the six and three months ended June 30, 2003, amortization expense relating to intangible assets was $260,000 and $103,000, respectively. For the six and three months ended June 30, 2002, amortization expense relating to intangible assets was $74,000 and $37,000, respectively.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

      The Company earns fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers. At June 30, 2003, the amount recorded for these deferred revenues was not material.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the six and three months ended June 30, 2003, outstanding stock options and warrants in the aggregate amounts of 2,038,779 and 1,988,338, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive. For the six and three months ended June 30, 2002, outstanding stock options and warrants in the aggregate amounts of 2,311,680 and 2,354,647, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the six and three months ended June 30, 2003 and 2002 is summarized as follows:

                                                      Three months ended June 30,        Six months ended June 30,
                                                     -----------------------------     ------------------------------
                                                              (unaudited)                       (unaudited)
                                                         2003             2002             2003             2002
                                                     ------------     ------------     ------------     -------------
      Net loss as reported                           $ (5,932,957)    $ (4,502,967)    $ (7,347,620)    $  (6,484,337)
      After tax effect of pro forma compensation          (73,737)        (477,505)        (195,931)         (702,432)
                                                     ------------     ------------     ------------     -------------
      Pro forma net loss                             $ (6,006,694)    $ (4,980,472)    $ (7,543,551)    $  (7,186,769)
                                                     ============     ============     ============     =============
      Loss per share:
      Basic - as reported                            $      (0.36)    $      (0.25)    $      (0.44)    $       (0.35)
                                                     ============     ============     ============     =============
      Basic - pro forma                              $      (0.36)    $      (0.28)    $      (0.45)    $       (0.39)
                                                     ============     ============     ============     =============
      Diluted - as reported                          $      (0.36)    $      (0.25)    $      (0.44)    $       (0.35)
                                                     ============     ============     ============     =============
      Diluted - pro forma                            $      (0.36)    $      (0.28)    $      (0.45)    $       (0.39)
                                                     ============     ============     ============     =============

Recent Accounting Pronouncements

      In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

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

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Zargis Medical have been included in the consolidated statements of operations from the date of acquisition. The allocation of the excess of the purchase price over the fair value of the net assets acquired of $481,000 was completed during the three months ended June 30, 2003. This amount has been allocated as medical technology to an intangible asset and will be amortized over a period of three years.

      Unaudited pro forma operating results of the Company as though the acquisition of Zargis Medical had occurred at the beginning of each period presented, are as follows:

                                                  Three months
                                                  ended June 30,         Six months ended June 30,
                                                  --------------      ------------------------------
                                                   (unaudited)                  (unaudited)
                                                       2002               2003               2002
                                                   -----------        -----------        -----------
            Revenues                               $   325,610        $   374,074        $   560,174
            Operating loss                         $(5,695,634)       $(3,262,797)       $(7,764,424)
            Net loss                               $(4,531,463)       $(7,370,268)       $(6,529,185)
            Basic and diluted loss per share       $     (0.25)       $     (0.44)       $     (0.35)

      b. On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000, which funds will be applied principally for its expansion. On February 8, 2003, the Company reduced its cash investment in F&B Gudtfood and received $1,775,000 while maintaining its 51% interest.

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

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the six and three months ended June 30, 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. During the six and three months ended June 30, 2002, the Company recognized revenues in the amounts of $428,000 and $197,000, respectively, from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. No revenues were recognized in connection with 007 phones during the six and three months ended June 30, 2003.

                                                                           Six months ended June 30, 2003
                                                       --------------------------------------------------------------------
                                                                                             Corporate
                                                           F&B              Zargis           and other            Totals
                                                       -----------        ---------        ------------        ------------
            Revenues from external customers           $   371,838        $       0        $      2,236        $    374,074
            Depreciation and amortization                   12,400            3,864             459,349             475,613
            Operating loss                                (212,256)        (533,731)         (2,316,387)         (3,062,374)
            Investment income/(loss)                        11,342                0          (4,509,523)         (4,498,181)
            Goodwill and other intangible assets           890,356          427,563           1,444,687           2,762,606
            Fixed assets                                   137,300          229,086             301,475             667,861
            Total assets                                 1,330,893          604,596          41,010,815          42,946,304

                                                                          Three months ended June 30, 2003
                                                       --------------------------------------------------------------------
                                                                                             Corporate
                                                           F&B              Zargis           and other            Totals
                                                       -----------        ---------        ------------        ------------
            Revenues from external customers           $   203,387        $       0        $        880        $    204,267
            Depreciation and amortization                    6,200            3,108             250,937             260,245
            Operating loss                                (128,165)        (395,388)         (1,183,433)         (1,706,986)
            Investment income/(loss)                         3,643                0          (4,454,294)         (4,450,651)

      The Company has no foreign operations. During the six and three months ended June 30, 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

6. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. Through August 5, 2003, the Company has repurchased 5,116,049 shares of its Common Stock for an aggregate cost of $5,083,000.

7. Subsequent Event

      On July 28, 2003, the Company increased its investment in Zargis Medical to 68.9% with an additional investment of $2,000,000 in newly issued shares. If Zargis Medical obtains required United States Food and Drug Administration approval by December 1, 2003 to begin marketing its medical device, the Company is obligated to invest an additional $2,000,000 in Zargis Medical.

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

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In August 2003, we increased our investment in Zargis Medical by an additional $2,000,000.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.8 million and $1.5 million at December 31, 2002 and June 30, 2003, respectively, and currently do not generate significant revenues or cash flows. However, as of December 31, 2002, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2002. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. As of December 31, 2002, we also reviewed the carrying value of goodwill in the amount of $1.8 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

      Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, there could be a material adverse effect on our financial statements.

Six and Three Months Ended June 30, 2003 Compared to Six and Three Months Ended June 30, 2002

      Revenues decreased $186,000 from $560,000 for the six months ended June 30, 2002 to $374,000 for the six months ended June 30, 2003 and decreased $122,000 from $326,000 for the three months ended June 30, 2002 to $204,000 for the three months ended June 30, 2003. $428,000 and $197,000 of the net decrease for the six and three month periods, respectively, is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the 2002 periods. No revenues were recognized in connection with 007 phones during 2003. The decrease in revenues is net of increases in revenues recognized by F&B Gudtfood in the amounts of $253,000 and $85,000 during the six and three months ended June 30, 2003, respectively, compared to the 2002 periods. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Selling, general and administrative expenses increased $32,000 from $2,043,000 for the six months ended June 30, 2002 to $2,075,000 for the six months ended June 30, 2003 and increased $159,000 from $990,000 for the three months ended June 30, 2002 to $1,149,000 for the three months ended June 30, 2003. $516,000 and $290,000 of the net increase for the six and three months ended June 30, 2003, respectively, compared to the 2002 periods are a result of increases in selling, general and administrative expenses of F&B Gudtfood and Zargis Medical. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. These increases are net of decreases in legal expenses and compensation and employee related expenses as a result of staff reductions by Speedus.

      Research and development expenses increased $275,000 from $483,000 for the six months ended June 30, 2002 to $758,000 for the six months ended June 30, 2003 and increased $156,000 from $267,000 for the three months ended June 30, 2002 to $423,000 for the three months ended June 30, 2003. $293,000 and $213,000 of the net increase for the six and three months ended June 30, 2003, respectively, compared to the 2002 periods are a result of Zargis Medical's inclusion in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. These increases are net of decreases in compensation and employee related expenses as a result of staff reductions.

      Depreciation and amortization decreased $4,449,000 from $4,925,000 for the six months ended June 30, 2002 to $476,000 for the six months ended June 30, 2003 and decreased $4,005,000 from $4,265,000 for the three months ended June 30, 2002 to $260,000 for the three months ended June 30, 2003. Approximately $3,650,000 the net decrease for the six and three month periods is a result of a charge during the six and three months ended June 30, 2002 for property and equipment taken out of service, net of an increase in the amount of $53,000 for amortization during the six and three months ended June 30, 2003 resulting from the Zargis acquisition. Depreciation and amortization also decreased as a result of assets becoming fully depreciated, as well as depreciation no longer being taken on the property and equipment taken out of service during 2002.

      Cost of sales decreased $290,000 from $418,000 for the six months ended June 30, 2002 to $128,000 for the six months ended June 30, 2003 and decreased $134,000 from $213,000 for the three months ended June 30, 2002 to $79,000 for the three months ended June 30, 2003. $381,000 and $176,000 of the net decrease for the six and three month periods, respectively is a result of the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the 2002 periods. No expenses were incurred in connection with 007 phones during 2003. The decrease in cost of sales is net of increases in cost of sales recorded by F&B Gudtfood in the amounts of $91,000 and $43,000 during the six and three months ended June 30, 2003, respectively, compared to the 2002 periods. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Investment income/(loss) decreased $5,518,000 from income of $1,020,000 for the six months ended June 30, 2002 to a loss of $4,498,000 for the six months ended June 30, 2003 and decreased $5,470,000 from income of $1,019,000 for the three months ended June 30, 2002 to a loss of $4,451,000 for the three months ended June 30, 2003.. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during these periods. The Company records marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized gains/(losses) increased $1,234,000 from net losses of $200,000 for the six months ended June 30, 2002 to net losses of $1,434,000 for the six months ended June 30, 2003. Unrealized gains/(losses) increased

$4,106,000 from net gains of $1,103,000 for the six months ended June 30, 2002 to net losses of $3,003,000 for the six months ended June 30, 2003.

      Equity in loss of associated company decreased $125,000 from $218,000 for the six months ended June 30, 2002 to $93,000 for the six months ended June 30, 2003. $136,000 was recorded for the three months ended June 30, 2002. No amounts were recorded for the three months ended June 30, 2003. These amounts reflect the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Minority interest increased $283,000 from $23,000 for the six months ended June 30, 2002 to $306,000 for the six months ended June 30, 2003 and increased $202,000 from $23,000 for the three months ended June 30, 2002 to $225,000 for the three months ended June 30, 2003. This amount represents the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical during the six and three months ended June 30, 2003.

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

      Net cash used in operating activities was $5.9 million for the six months ended June 30, 2003 compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2002. Cash was used by operating activities in the six months ended June 30, 2003 to fund the net loss for the period. While the net loss increased from the net loss for the six months ended June 30, 2002 by $0.9 million, after adjustment for non-cash charges, including depreciation and amortization and unrealized losses, the increase in cash used was greater.

      Net cash used in investing activities was $12,000 for the six months ended June 30, 2003 compared to net cash provided by investing activities of $309,000 for the six months ended June 30, 2002. This net decrease was substantially the result of proceeds received in 2002 from the sale of assets, net of loans extended in connection with the start-up of 007Phones.com and the acquisition of a controlling interest in F&B Gudtfood. .

      Net cash used in financing activities was $0.6 million for the six months ended June 30, 2003 compared to $1.4 million for the six months ended June 30, 2002. This decrease of $0.8 million was a result of decreased repurchases of treasury stock during 2003.

      At June 30, 2003, the Company's future minimum lease payments due under noncancelable leases aggregated $1,063,000. $382,000, $156,000, $118,000,
$113,000 and $114,000 of this amount is due during the twelve months ending June 30, 2004, 2005, 2006, 2007 and 2008, respectively, and the balance is payable thereafter.

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

Recent Accounting Pronouncements

      In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at June 30, 2003 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

ITEM 4. CONTROLS AND PROCEDURES

      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            Exhibit number 31.1     Certification of Chief Executive Officer
                                    Pursuant To Rule 13a-14 Of The Securities
                                    Exchange Act Of 1934, As Adopted Pursuant To
                                    Section 302 Of The Sarbanes-Oxley Act Of
                                    2002.

            Exhibit number 31.2     Certification of Chief Financial Officer
                                    Pursuant To Rule 13a-14 Of The Securities
                                    Exchange Act Of 1934, As Adopted Pursuant To
                                    Section 302 Of The Sarbanes-Oxley Act Of
                                    2002.

            Exhibit number 32.1     Certification Of Chief Executive Officer
                                    Pursuant To 18 U.S.C. Section 1350, As
                                    Adopted Pursuant To Section 906 Of The
                                    Sarbanes-Oxley Act Of 2002.

            Exhibit number 32.2     Certification Of Chief Financial Officer
                                    Pursuant To 18 U.S.C. Section 1350, As
                                    Adopted Pursuant To Section 906 Of The
                                    Sarbanes-Oxley Act Of 2002.

      b.    Current Reports on Form 8-K:

            (1) A Form 8-K was filed on April 2, 2003 to report fourth quarter 2002 and fiscal 2002 results, as announced in a press release dated March 31, 2003.

            (2) A Form 8-K was filed on May 16, 2003 to report first quarter 2003 results, as announced in a press release dated May 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDUS CORP.


Date: August 14, 2003                   By: /s/ Shant S. Hovnanian
                                        --------------------------------------
                                        Shant S. Hovnanian
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date: August 14, 2003                   By: /s/ Thomas M. Finn
                                        --------------------------------------
                                        Thomas M. Finn
                                        Treasurer and Chief Financial Officer