Form 10-Q
period 2003-09-30
SPEEDUS CORP
filed 2003-11-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 12, 2003 was 16,214,089.

                                  SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                   Page
                                                                                   ----
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

           Consolidated Balance Sheets as of September 30, 2003 (unaudited)
           and December 31, 2002.................................................     3

           Consolidated Statements of Operations (unaudited) for the
           Three and Nine Months Ended September 30, 2003 and 2002...............     4

           Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended September 30, 2003 and 2002.........................     5

           Notes to Consolidated Financial Statements (unaudited)................  6-10

ITEM 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................  11-15

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.............    15

ITEM 4 -- Controls and Procedures................................................    15

PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings......................................................    16

ITEM 2 -- Changes in Securities..................................................    16

ITEM 3 -- Defaults Upon Senior Securities........................................    16

ITEM 4 -- Submission of Matters to a Vote of Security Holders....................    16

ITEM 5 -- Other Information......................................................    16

ITEM 6 -- Exhibits and Reports on Form 8-K.......................................    16

Signature Page...................................................................    17

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as Adopted Pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002.....................    18

Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as Adopted Pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002.....................    19

Exhibit 32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of The
               Sarbanes-Oxley Act Of 2002........................................    20

Exhibit 32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of The
               Sarbanes-Oxley Act Of 2002........................................    21

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,      December 31,
                                                                            2003               2002
                                                                        -------------      ------------
                                                                         (unaudited)
                           ASSETS
Current assets:
    Cash and cash equivalents                                            $ 23,097,199      $ 33,052,815
    Marketable securities                                                       7,940           879,194
    Due from broker                                                         8,113,073        11,728,880
    Accounts and other receivables                                             42,500            40,099
    Prepaid expenses and other                                                 54,318            17,488
                                                                         ------------      ------------
    Total current assets                                                   31,315,030        45,718,476
Property and equipment, net of accumulated
  depreciation of $1,983,818 and $2,015,662                                   565,204           819,714
Other intangible assets, net of accumulated
  amortization of $852,171 and $418,929                                     2,241,373         1,651,071
Goodwill                                                                      890,356         1,760,106
Other assets                                                                  221,584           235,208
                                                                         ------------      ------------
    Total assets                                                         $ 35,233,547      $ 50,184,575
                                                                         ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $    130,088      $    228,144
    Accrued liabilities                                                     1,544,434         1,734,252
    Securities sold and not purchased                                      10,180,451        14,212,566
                                                                         ------------      ------------
    Total current liabilities                                              11,854,973        16,174,962

Minority interest                                                           1,087,232         1,591,557

Commitments and Contingencies                                                      --                --

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,472,338 and 21,384,838                            214,723           213,848
      shares issued)
    Preferred stock ($.01 par value; 20,000,000 shares authorized):
         Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued
           and outstanding)                                                        --                --
    Additional paid-in-capital                                             90,376,057        90,289,432
    Treasury stock (at cost; 5,255,449 and 4,418,577 shares)               (5,247,640)       (4,371,778)
    Accumulated deficit                                                   (63,051,798)      (53,713,446)
                                                                         ------------      ------------
    Stockholders' equity                                                   22,291,342        32,418,056
                                                                         ------------      ------------
    Total liabilities and stockholders' equity                           $ 35,233,547      $ 50,184,575
                                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                            -----------------------------     -----------------------------
                                                2003             2002             2003             2002
                                            ------------     ------------     ------------     ------------

Revenues                                    $    174,033     $    149,176     $    548,107     $    709,350
                                            ------------     ------------     ------------     ------------

Expenses:
     Selling, general and administrative       1,130,195        1,183,623        3,205,582        3,226,867
     Research and development                    479,207          225,744        1,236,874          708,928
     Depreciation and amortization               273,196          180,363          748,809        5,104,892
     Cost of sales                                36,038           49,080          163,819          467,441
                                            ------------     ------------     ------------     ------------
     Total operating expenses                  1,918,636        1,638,810        5,355,084        9,508,128
                                            ------------     ------------     ------------     ------------

Operating loss                                (1,744,603)      (1,489,634)      (4,806,977)      (8,798,778)

Investment income/(loss)                        (432,452)       1,857,127       (4,930,633)       2,876,999
Equity in loss of associated company                   0         (151,970)         (92,996)        (369,819)
Minority interest                                186,323           38,808          492,254           61,592
                                            ------------     ------------     ------------     ------------

Net earnings/(loss)                         $ (1,990,732)    $    254,331     $ (9,338,352)    $ (6,230,006)
                                            ============     ============     ============     ============


Per share:
Basic earnings/(loss) per common share      $      (0.12)    $       0.01     $      (0.56)    $      (0.34)
                                            ============     ============     ============     ============
Weighted average common shares
    outstanding                               16,280,506       17,752,106       16,593,356       18,242,130
                                            ============     ============     ============     ============

Diluted earnings/(loss) per common share    $      (0.12)    $       0.01     $      (0.56)    $      (0.34)
                                            ============     ============     ============     ============
Weighted average common shares
    outstanding                               16,280,506       17,850,506       16,593,356       18,242,130
                                            ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                           2003               2002
                                                                       ------------       ------------
Cash flows from operating activities:
     Net loss                                                          $ (9,338,352)      $ (6,230,006)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                      748,809          5,104,892
         Unrealized (gains)/losses                                          933,632           (343,740)
         Equity in loss of associated company                                92,996            369,819
         Minority interest                                                 (492,254)           (61,592)
         Changes in operating assets and liabilities:
            Marketable securities                                           872,764         (1,146,105)
            Due from broker                                               3,615,807           (765,586)
            Accounts and other receivables                                   (2,401)           132,399
            Prepaid expenses and other                                      (36,830)           356,567
            Other assets                                                   (109,420)          (215,417)
            Accounts payable                                               (213,733)          (211,210)
            Accrued liabilities                                            (203,203)            63,958
            Securities sold and not purchased                            (4,967,257)           486,069
            Other current liabilities                                       (62,336)          (368,740)
                                                                       ------------       ------------
                Net cash used in operating activities                    (9,161,778)        (2,828,692)
                                                                       ------------       ------------

Cash flows from investing activities:
     Loans and other receivables, net of repayments                           2,500           (119,891)
     Loans to related parties                                                    --           (120,000)
     Proceeds from sale of assets                                                --            553,122
     Property and equipment additions                                       (26,774)           (14,185)
     Acquisition of business, net of cash acquired                           18,798              6,000
                                                                       ------------       ------------
                Net cash provided by/(used in) investing activities          (5,476)           305,046
                                                                       ------------       ------------

Cash flows from financing activities:
     Proceeds from exercise of options and warrants                          87,500                 --
     Repurchase of stock                                                   (875,862)        (1,464,536)
                                                                       ------------       ------------

                Net cash used in financing activities                      (788,362)        (1,464,536)
                                                                       ------------       ------------

                Net increase/(decrease) in cash
                   and cash equivalents                                  (9,955,616)        (3,988,182)

Cash and cash equivalents, beginning of period                           33,052,815         39,933,881
                                                                       ------------       ------------
Cash and cash equivalents, end of period                               $ 23,097,199       $ 35,945,699
                                                                       ============       ============
Supplemental information of business acquired:
     Fair value of assets acquired:
         Cash                                                          $     18,798              6,000
         Other current assets                                                    --             13,000
         Non current assets                                                  34,283            196,166
         Goodwill and other intangible assets                             1,023,544          1,760,106
     Less-liabilities assumed:
         Current liabilities                                               (218,946)          (150,856)
         Acquisition Costs                                                       --           (152,754)
         Minority interest                                                 (857,679)        (1,671,662)
                                                                       ------------       ------------
     Cash paid                                                                   --                 --
         less-cash acquired                                                 (18,798)            (6,000)
                                                                       ------------       ------------
     Acquisition of business, net of cash acquired                     $     18,798              6,000
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

      Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2003 and December 31, 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $610,000 and $1,479,000, unrealized losses since acquisition were $602,000 and $600,000 and the carrying value was $8,000 and $879,000, respectively. At September 30, 2003, based upon the fair market value of these securities, 87% was invested in technology companies and 13% was invested in other companies.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At September 30, 2003 and December 31, 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $7,074,000 and $12,001,000, unrealized losses since acquisition were $3,106,000 and $2,212,000 and the carrying value of the securities was $10,180,000 and $14,213,000, respectively. At September 30, 2003, based upon the fair market value of these securities, 68% was invested in technology companies, 24% in medical device companies and 8% was invested in other companies.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At September 30, 2003 and December 31, 2002, restricted cash balances in the amounts of $8,113,000 and $11,729,000, respectively, were held by brokerage firms.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment annually. Goodwill, with a balance of $1,760,000 at December 31, 2002 decreased $870,000 as a result of the reduction in the Company's investment in F&B Gudtfood, resulting in a balance of $890,000 recorded by the Company as goodwill at September 30, 2003.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considers the remaining useful life to be four years and has accounted for this determination as a change in an estimate. This change increased net loss for the nine and three months ended September 30, 2003 by $198,000 and $66,000, respectively, and increased basic loss per share by $0.01 for the nine months ended September 30, 2003. There was no effect on basic loss per common share for the three months ended September 30, 2003. Medical technology is being amortized over a period of three years. For the nine and three months ended September 30, 2003, amortization expense relating to intangible assets was $433,000 and $173,000, respectively. For the nine and three months ended September 30, 2002, amortization expense relating to intangible assets was $111,000 and $37,000, respectively. The estimated amortization of other intangible assets for the balance of fiscal 2003, fiscal years 2004, 2005 and 2006 is $188,000, $754,000,
$754,000 and $545,000, respectively.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

      The Company earned fees from a licensee for the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs were deferred until the expiration of cancellation privileges and chargeback periods from carriers. For the nine months ended September 30, 2002, the Company recognized revenues in the amount of $428,000 from the sale and activation of wireless phones. No such revenues were earned during the three months ended September 30, 2002 or the nine and three months ended September 30, 2003.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the nine and three months ended September 30, 2003, outstanding stock options and warrants in the aggregate amounts of 2,036,530 and 2,009,281, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive. For the nine months ended September 30, 2002, outstanding stock options and warrants in the aggregate amount of 2,290,014 have been excluded from the diluted loss per share since their effect would be antidilutive. For the quarter ended September 30, 2002, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 98,400 for the assumed exercise of stock options and warrants to the weighted average shares outstanding for basic earnings per share for a total of 17,850,506 weighted average shares outstanding for diluted earnings per share.

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

      Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the nine and three months ended September 30, 2003 and 2002 is summarized as follows:

                                              Three months ended September 30,       Nine months ended September 30,
                                              --------------------------------       --------------------------------
                                                         (unaudited)                            (unaudited)
                                                  2003                2002               2003                2002
                                              ------------        ------------       ------------        ------------
Net earnings/(loss) as reported               $ (1,990,732)       $    254,331       $ (9,338,352)       $ (6,230,006)
After tax effect of pro forma compensation         (98,054)           (202,605)          (293,985)           (905,037)
                                              ------------        ------------       ------------        ------------
Pro forma net earnings/(loss)                 $ (2,088,786)       $     51,726       $ (9,632,337)       $ (7,135,043)
                                              ============        ============       ============        ============

Earnings/(loss) per share:
Basic - as reported                           $      (0.12)       $       0.01       $      (0.56)       $      (0.34)
                                              ============        ============       ============        ============
Basic - pro forma                             $      (0.13)       $       0.00       $      (0.58)       $      (0.39)
                                              ============        ============       ============        ============
Diluted - as reported                         $      (0.12)       $       0.01       $      (0.56)       $      (0.34)
                                              ============        ============       ============        ============
Diluted - pro forma                           $      (0.13)       $       0.00       $      (0.58)       $      (0.39)
                                              ============        ============       ============        ============

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Any variable interest entities created after January 31, 2003, are immediately subject to the consolidation guidance of FIN 46. Since the release of FIN 46, the FASB has issued numerous FASB Staff Positions (FSPs) regarding FIN 46, three of which remain in proposed form. On October 9, 2003, the FASB released FSP 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for variable interest entities existing prior to February 1, 2003. The Company does not expect that FIN 46 will have an impact on its financial statements.

      In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard did not have an impact on the Company's financial statements.

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. This standard did not have an impact on the Company's financial statements.

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

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Zargis Medical have been included in the consolidated statements of operations from the date of acquisition. An aggregate of $1,024,000, representing the excess of the purchase price over the fair value of the net assets acquired, has been allocated as medical technology to an intangible asset and will be amortized over a period of three years.

      Unaudited pro forma operating results of the Company as though the acquisition of Zargis Medical had occurred at the beginning of each period presented, are as follows:

                                              Three months
                                                  ended                Nine months
                                              September 30,        ended September 30,
                                              -------------    ---------------------------
                                               (unaudited)             (unaudited)
                                                   2002           2003            2002
                                              -------------    -----------     -----------

Revenues                                       $   149,176     $   548,107     $   709,350
Operating loss                                 $(1,896,897)    $(5,257,112)    $(9,831,907)
Net earnings/(loss)                            $    99,171     $(9,635,078)    $(6,651,591)
Basic and diluted earnings/(loss) per share    $      0.01     $     (0.58)    $     (0.36)

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

4. Legal Proceedings

      The Company is subject to various claims and proceedings that occur in the ordinary course of business. The Company believes it has substantial defenses to a material portion of these claims and is prepared to pursue litigation if a reasonable and structured settlement cannot be reached with the parties. Based on information currently available, the Company believes it is remote that the ultimate resolution of these current claims or proceedings, either individually or in the aggregate, will have a material effect on its financial position, results of operations or cash flows.

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the nine and three months ended September 30, 2003 and 2002. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. During the nine months ended September 30, 2002, the Company recognized revenues in the amount of $428,000 from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. No revenues were recognized in connection with 007 phones during the nine and three months ended September 30, 2003 or the three months ended September 30, 2002.

                                                     Nine months ended September 30, 2003
                                        ------------------------------------------------------------
                                                                         Corporate
                                             F&B           Zargis        and other         Totals
                                             ---           ------        ---------         ------
Revenues from external customers        $   544,811     $         0     $     3,296     $   548,107
Depreciation and amortization                18,600           5,849         724,360         748,809
Operating loss                             (382,834)     (1,143,977)     (3,280,166)     (4,806,977)
Investment income/(loss)                     14,309               0      (4,944,942)     (4,930,633)
Goodwill and other intangible assets        890,356         899,877       1,341,496       3,131,729
Fixed assets                                129,348          27,312         408,544         565,204
Total assets                              1,213,641       1,790,370      32,229,536      35,233,547

                                                     Three months ended September 30, 2003
                                        ------------------------------------------------------------
                                                                         Corporate
                                             F&B           Zargis        and other         Totals
                                             ---           ------        ---------         ------
Revenues from external customers        $   172,973     $         0     $     1,060     $   174,033
Depreciation and amortization                 6,200           1,985         265,011         273,196
Operating loss                             (147,894)       (610,246)       (986,463)     (1,744,603)
Investment income/(loss)                      2,967               0        (435,419)       (432,452)

                                         Nine months ended September 30, 2002
                                      ------------------------------------------
                                                      Corporate
                                           F&B        and other        Totals
                                           ---        ---------        ------
Revenues from external customers      $   273,679    $   435,671    $   709,350
Depreciation and amortization              10,333      5,094,559      5,104,892
Operating loss                           (196,576)    (8,602,202)    (8,798,778)
Investment income/(loss)                   22,814      2,854,185      2,876,999
Goodwill and other intangible assets    1,760,106      1,688,036      3,448,142
Fixed assets                              128,687        842,980        971,667
Total assets                            3,379,344     44,215,186     47,594,530

                                        Three months ended September 30, 2002
                                      ------------------------------------------
                                                      Corporate
                                           F&B        and other        Totals
                                           ---        ---------        ------
Revenues from external customers      $   154,936    $    (5,760)   $   149,176
Depreciation and amortization              10,333        170,030        180,363
Operating loss                           (141,647)    (1,347,987)    (1,489,634)
Investment income/(loss)                   14,383      1,842,744      1,857,127

      The Company has no foreign operations. During the nine and three months ended September 30, 2003 and 2002, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

6. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. Through November 12, 2003, the Company has repurchased 5,258,249 shares of its Common Stock for an aggregate cost of $5,251,000.

7. Commitments and Contingencies

      If Zargis Medical obtains required United States Food and Drug Administration approval by December 1, 2003 to begin marketing its medical device, the Company is obligated to invest an additional $2,000,000 in Zargis Medical.

8. Subsequent Events

a. Based upon subsequent transactions and fair market values as of November 13, 2003, the Company has incurred an aggregate of $1,398,000 in realized and unrealized losses in its investment portfolio since September 30, 2003.

b. On November 14, 2003, the Company submitted a proposal to acquire all of the assets and operations of Globalstar. Terms are confidential because of the competitive nature of the bankruptcy sale process. In the event that the proposal by the Company is accepted, the closing of the transaction would be subject to a number of conditions, including FCC and Bankruptcy Court approval, and there is no assurance that the transaction would close.

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

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our investment in Zargis Medical to 68.9% by an additional $2,000,000. If Zargis Medical obtains required United States Food and Drug Administration approval by December 1, 2003 to begin marketing its medical device, the Company is obligated to invest an additional $2,000,000 in Zargis Medical.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, including fixed and intangible assets, which had a carrying value of $1.8 million and $1.5 million at December 31, 2002 and September 30, 2003, respectively, and currently do not generate significant revenues or cash flows. However, as of December 31, 2002, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2002. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. As of December 31, 2002, we also reviewed the carrying value of goodwill in the amount of $1.8 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

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

Nine and Three Months Ended September 30, 2003 Compared to Nine and Three Months Ended September 30, 2002

      Revenues decreased $161,000 from $709,000 for the nine months ended September 30, 2002 to $548,000 for the nine months ended September 30, 2003 and increased $25,000 from $149,000 for the three months ended September 30, 2002 to $174,000 for the three months ended September 30, 2003. $428,000 of the net decrease for the nine month periods is a result of revenues recognized from the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the 2002 periods. No such revenues were earned during the three months ended September 30, 2002 or the nine and three months ended September 30, 2003. The decrease in revenues is net of increases in revenues recognized by F&B Gudtfood in the amounts of $271,000 (from $274,000 to $545,000) and $18,000 (from $155,000 to $173,000) during the nine and three months ended September 30, 2003, respectively, compared to the 2002 periods. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Selling, general and administrative expenses decreased $21,000 from $3,227,000 for the nine months ended September 30, 2002 to $3,206,000 for the nine months ended September 30, 2003 and decreased $54,000 from $1,184,000 for the three months ended September 30, 2002 to $1,130,000 for the three months ended September 30, 2003. These decreases are net of increases in the amounts of $735,000 and $218,000 for the nine and three months ended September 30, 2003, respectively, compared to the 2002 periods as a result of increases in selling, general and administrative expenses of F&B Gudtfood and Zargis Medical. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The net decreases are a result of decreases in legal expenses, and compensation and employee related expenses as a result of staff reductions by Speedus.

      Research and development expenses increased $528,000 from $709,000 for the nine months ended September 30, 2002 to $1,237,000 for the nine months ended September 30, 2003 and increased $253,000 from $226,000 for the three months ended September 30, 2002 to $479,000 for the three months ended September 30, 2003. $534,000 and $242,000 of the net increase for the nine and three months ended September 30, 2003, respectively, compared to the 2002 periods are a result of Zargis Medical's inclusion in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. These increases are net of decreases in compensation and employee related expenses as a result of staff reductions by Speedus.

      Depreciation and amortization decreased $4,356,000 from $5,105,000 for the nine months ended September 30, 2002 to $749,000 for the nine months ended September 30, 2003 and increased $93,000 from $180,000 for the three months ended September 30, 2002 to $273,000 for the three months ended September 30, 2003. Approximately $3,650,000 of the net decrease for the nine month period is a result of a charge during the six and three months ended June 30, 2002 for property and equipment taken out of service, net of an increase in the amount of $124,000 for amortization of medical technology during the nine months ended September 30, 2003 resulting from the Zargis acquisition. Depreciation and amortization also decreased during the nine month periods as a result of assets becoming fully depreciated, as well as depreciation no longer being taken on the property and equipment taken out of service during 2002. The increase for the three month periods is a result of $71,000 in amortization of medical technology resulting from the Zargis acquisition.

      Cost of sales decreased $303,000 from $467,000 for the nine months ended September 30, 2002 to $164,000 for the nine months ended September 30, 2003 and decreased $13,000 from $49,000 for the three months ended September 30, 2002 to $36,000 for the three months ended September 30, 2003. $381,000 of the net decrease for the nine month period is a result of the direct cost and expenses related to the sale and activation of wireless phones through the Company's online cell phone store, 007phones, during the 2002 period. No such expenses were incurred during the three months ended September 30, 2002 or the nine and three months ended September 30, 2003. The decrease in cost of sales is net of increases in cost of sales recorded by F&B Gudtfood in the amount of $78,000 during the nine months ended September 30, 2003 compared to the 2002 period. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Investment income/(loss) decreased $7,808,000 from income of $2,877,000 for the nine months ended September 30, 2002 to a loss of $4,931,000 for the nine months ended September 30, 2003 and decreased $2,289,000 from income of $1,857,000 for the three months ended September 30, 2002 to a loss of $432,000 for the three months ended September 30, 2003. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during these periods. The Company records marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized gains/(losses) decreased $5,340,000 from net gains of $1,115,000 for the nine months ended September 30, 2002 to net losses of $4,225,000 for the nine months ended September 30, 2003. Unrealized gains/(losses) decreased $2,237,000 from net gains of $1,405,000 for the nine months ended September 30, 2002 to net losses of $832,000 for the nine months ended September 30, 2003.

      Equity in loss of associated company decreased $277,000 from $370,000 for the nine months ended September 30, 2002 to $93,000 for the nine months ended September 30, 2003. $152,000 was recorded for the three months ended September 30, 2002. No amounts were recorded for the three months ended September 30, 2003. These amounts reflect the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Minority interest increased $430,000 from $62,000 for the nine months ended September 30, 2002 to $492,000 for the nine months ended September 30, 2003 and increased $147,000 from $39,000 for the three months ended September 30, 2002 to $186,000 for the three months ended September 30, 2003. This amount represents the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical during the nine and three months ended September 30, 2003.

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

      Net cash used in operating activities was $9.2 million for the nine months ended September 30, 2003 compared to net cash used in operating activities of $2.8 million for the nine months ended September 30, 2002. Cash was used by operating activities in the nine months ended September 30, 2003 to fund the net loss for the period. While the net loss increased from the net loss for the nine months ended September 30, 2002 by $3.1 million, after adjustment for non-cash charges, including depreciation and amortization and unrealized losses, the increase in cash used was greater.

      Net cash used in investing activities was $5,000 for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $0.3 million for the nine months ended September 30, 2002. This net decrease was substantially the result of proceeds received in 2002 from the sale of assets, net of loans extended in connection with the start-up of 007Phones.com and the acquisition of a controlling interest in F&B Gudtfood.

      Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2003 compared to $1.5 million for the nine months ended September 30, 2002. This decrease of $0.7 million was a result of decreased repurchases of treasury stock during 2003.

      At September 30, 2003, the Company's future minimum lease payments due under noncancelable leases aggregated $946,000. $335,000, $111,000, $112,000,
$116,000 and $119,000 of this amount is due during the twelve months ending September 30, 2004, 2005, 2006, 2007 and 2008, respectively, and the balance is payable thereafter.

      The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the next twelve months. However, the Company does not expect to have earnings from operations until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Any variable interest entities created after January 31, 2003, are immediately subject to the consolidation guidance of FIN 46. Since the release of FIN 46, the FASB has issued numerous FASB Staff Positions (FSPs) regarding FIN 46, three of which remain in proposed form. On October 9, 2003, the FASB released FSP 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for variable interest entities existing prior to February 1, 2003. The Company does not expect that FIN 46 will have an impact on its financial statements.

      In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard did not have an impact on the Company's financial statements.

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. This standard did not have an impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at September 30, 2003 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Note 4 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting of shareholders held on July 28, 2003, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

      1. Election of Directors:

               Name of Director          Votes For        Votes Withheld
               ----------------          ----------       --------------
              Shant S. Hovnanian         12,828,078           349,588
              Vahak S. Hovnanian         12,826,528           351,138
              William F. Leimkuhler      12,868,828           308,838
              Jeffrey Najarian           12,868,128           309,538
              Christopher Vizas          13,108,802            68,864

      2. Appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

                   Votes For      Votes Against     Abstentions
                   ----------     -------------     -----------
                   13,140,482         27,839           9,345

      3. Approval of an amendment to the Company's Certificate of Incorporation, as amended, to enable the Company to effect a reverse stock split of all of the issued and outstanding shares of the Company's Common Stock at a ratio not to exceed one-for-six:

                   Votes For      Votes Against     Abstentions
                   ----------     -------------     -----------
                   12,910,382        258,529           8,755

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

      b. Current Reports on Form 8-K:

            A Form 8-K was filed on August 20, 2003 to report second quarter 2003 results, as announced in a press release dated August 18, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPEEDUS CORP.


Date: November 14, 2003                  By: /s/ Shant S. Hovnanian
                                             ----------------------
                                         Shant S. Hovnanian
                                         Chairman of the Board, President
                                         and Chief Executive Officer


Date: November 14, 2003                  By: /s/ Thomas M. Finn
                                             ------------------
                                         Thomas M. Finn
                                         Treasurer and Chief Financial Officer