Form 10-K
period 2003-12-31
SPEEDUS CORP
filed 2004-03-30
CIK 1002520

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $9,229,000 on June 30, 2003, based on the closing trade price of the Common Stock on the NASDAQ SmallCap Market on that date.

      The number of shares of Common Stock outstanding as of March 25, 2004 was 16,325,007.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  SPEEDUS CORP.
                                TABLE OF CONTENTS

PART I

         Item 1    Business
         Item 2    Properties
         Item 3    Legal Proceedings
         Item 4    Submission of Matters to a Vote of Security Holders

PART II

         Item 5    Market for Registrant's Common Equity and Related Stockholder
                     Matters
         Item 6    Selected Consolidated Financial Data
         Item 7    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
         Item 7A   Quantitative and Qualitative Disclosures About Market Risk
         Item 8    Consolidated Financial Statements and Supplementary Data
         Item 9    Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure
         Item 9A   Controls and Procedures

PART III

         Item 10   Directors and Executive Officers of the Registrant
         Item 11   Executive Compensation
         Item 12   Security Ownership of Certain Beneficial Owners and
                     Management
         Item 13   Certain Relationships and Related Transactions
         Item 14   Principal Accounting Fees and Services

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

                                     PART I

ITEM 1. BUSINESS

Business Activities

      Speedus Corp. is a holding company that owns significant equity interests in diverse businesses. We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. The companies that we target, either public or privately held, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We will continue to pursue opportunities involving our expertise in the medical device and wireless markets as well as those areas involving our broadband assets as attractive opportunities present themselves.

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan
(ZAC) will initially be targeted toward primary care physicians, to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. We own 80% of F&B Gudtfood Holding Corp., the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, medical diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis' patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan (ZAC), will initially be targeted toward primary care physicians to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient's health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

      We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis' medical products. Some of the major next steps remaining for Zargis include continuing clinical trials for new applications of the Zargis technology, FDA approval, and the formation of strategic partnerships for industry and market acceptance.

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met.

      F&B Gudtfood. We own 80% of F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Gudtfood will open its second location in Manhattan and begin selling F&B Gudtfood franchises through its wholly owned subsidiary, F&B Gudtfood Franchise Corp., in the second quarter of 2004. We have also entered into a management services contract with F&B Gudtfood.

      Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have six domestic patents with expiration dates ranging from 2007 through 2017, with approximately 60 international counterparts in 42 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for such a wireless communications system to be constructed without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current depressed economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued at this time. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

      Local Multipoint Distribution Service (LMDS) license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

      We will not commence a full marketing effort using our LMDS technology until new LMDS equipment becomes commercially available with cost and performance that allow implementation of an economically viable business model. We cannot determine when this will occur and this equipment may never be available to us on this basis.

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

Government Regulation

      In general, we are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. However, the grant, renewal and administration of spectrum licenses is regulated by the Federal Communications Commission. Our local multipoint distribution service license expires in February 2006. While the FCC has historically renewed licenses as a matter of course, no license in the local multipoint distribution service band has yet been up for renewal. A failure by the FCC to renew our license could have an adverse effect on the Company.

      In addition, medical devices such as ours are subject to strict regulation by state and federal authorities, including the Food and Drug Administration and comparable authorities in certain states. We are awaiting approval from the FDA for the first Zargis device, the Zargis Acoustic Cardioscan (ZAC). There can be no assurance that we will receive approval for our medical device.

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

      We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2003, had an accumulated deficit of approximately $64.4 million. We believe that we have sufficient liquidity to finance our current level of operations through the 2004 fiscal year. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 40% of our Common Stock, may have the power acting together to control the direction and future operations of our company.

      Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 40% of our outstanding Common Stock at March 15, 2004. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2003, 2002 and 2001, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $1.65 to $0.71, $1.37 to $0.68 and $2.00 to $0.62, respectively. The closing sale price of our Common Stock was $3.04 on March 22, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

      On several occasions through 2003, we were not in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. Most recently, in June 2003, we received notice from Nasdaq that we had regained compliance with Marketplace Rule 4450(a)(5) and the matter was closed.

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

      At our last annual meeting, stockholders approved a proposal authorizing our Board of Directors, through December 31, 2004, to effect a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of our Common Stock at a ratio not to exceed one-for-six if necessary to continue our listing on Nasdaq.

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

Securities that we invest in are subject to market price risks.

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

      The Company has substantial liquidity. Although a portion of the Company's cash is invested in securities, the Company is pursuing an acquisition strategy that will, if successfully executed, eliminate any risk of it being deemed to be an investment company.

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

                    Risks related to medical device companies

Risks related to government regulation and future regulatory requirements

      Medical devices such as ours are subject to strict regulation by state and federal authorities, including the Food and Drug Administration and comparable authorities in certain states. We are awaiting approval from the FDA for the first Zargis device, the Zargis Acoustic Cardioscan (ZAC). There can be no assurance that we will receive approval for our medical device.

      Manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

      In addition, these regulations are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business.

Potential product recalls

      In the event that any of our products prove to be defective, we could voluntarily recall, or the FDA could require us to redesign or implement a recall of, any defective product. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

We could be exposed to significant liability claims.

      We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

      The testing, manufacture, marketing and sale of medical devices involve the inherent risk of liability claims. A successful product liability claim could affect or prevent commercialization of our medical devices, or cause a significant financial burden on us, or both, and could have a material adverse effect on our business, financial condition, and ability to market our medical devices.

Health care providers may not be able to obtain adequate levels of third-party reimbursement.

      The success of our product will depend to a significant extent on the ability of health care providers to obtain adequate levels of third-party reimbursement. The amount of reimbursement available may vary. The cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement at adequate levels if they determine that a prescribed device or diagnostic procedure is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. The inadequacy of the reimbursement would have a material adverse effect on our business.

The medical device industry is characterized by rapid technological changes and advances.

      Although the Company believes that its products are technologically current, the development of new technologies or refinements of existing ones by the Company's competitors could at any time make the Company's existing products technologically or economically obsolete. Although the Company is not aware of any pending technological developments that would be likely to materially and adversely affect its business or financial position, there can be no assurance that such developments will not occur at any time.

We may rely on third parties to support the manufacture or commercialization of our products.

      We may rely on third parties, and possibly single third parties, to manufacture or commercialize our products. Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to manufacturing or commercializing our product may not be within our control. The third party on which we rely to commercialize our products may not be able to recruit and retain skilled sales representatives.

      Furthermore, our interests may differ from those of the third party that manufacture or commercializes our products. Disagreements that may arise with the third party could limit the manufacture or commercialization of our products, or result in litigation or arbitration, which would be time-consuming, distracting and expensive. If the third party that supports the manufacture or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could result in the disruption of our business and could have a material adverse effect on our results of operations.

             Risks related to our high-speed Internet access service

We may be unable to solve ongoing technical difficulties in our deployment and equipment for our high-speed Internet access service is not, and may never be, available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

      Our super high-speed Internet service utilizes a new technology that has a limited operating history and that remains subject to further development and refinement.

      The equipment necessary to provide our high-speed Internet access service is not currently manufactured on a scale and at a cost suitable for the commercialization of our service. Such equipment may never become available at a cost and with performance levels that allow for commercial implementation on an economically attractive basis.

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

ITEM 2. PROPERTIES

      All of our properties are leased space. Information on our major locations is presented below:

                                                                          Square       Lease       Renewal
                    Location                       Use                    footage    expiration    options
                    --------                       ---                    -------    ----------    -------
              Brooklyn, NY         Executive and administrative            20,000         2004    1 five-year
              New York, NY         F&B restaurant                           1,300         2009    None
              New York, NY         F&B restaurant                           1,500         2014    None
              New York, NY         Other                                    3,000         2004    None

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders during the fourth quarter of fiscal 2003.

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

                                              High Sale                  Low Sale                Closing Sale
                                            -------------              -------------            --------------
2003
First quarter                                  $ .820                      $.710                    $ .770
Second quarter                                  1.650                       .730                     1.180
Third quarter                                   1.600                       .980                     1.190
Fourth quarter                                  1.550                       .950                     1.390

2002
First quarter                                  $1.100                      $.760                    $1.090
Second quarter                                  1.370                       .890                      .960
Third quarter                                    .940                       .700                      .721
Fourth quarter                                   .870                       .680                      .771

      On several occasions through 2003, we were not in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. Most recently, in June 2003, we received notice from Nasdaq that we had regained compliance with Marketplace Rule 4450(a)(5) and the matter was closed.

      At the Company's last annual meeting, stockholders approved a proposal authorizing the Company's Board of Directors, through December 31, 2004, to effect a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of the Company's Common Stock at a ratio not to exceed one-for-six if necessary to continue the Company's listing on Nasdaq.

      On March 22, 2004, the closing trade price of our Common Stock was $3.04 per share. As of December 31, 2003, there were approximately 300 registered shareholders and, to the best of our belief, approximately 9,000 beneficial owners of our Common Stock. During the year ended December 31, 2003, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

      We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Equity Compensation Plans

      The following table sets forth certain information as of December 31, 2003 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

---------------------------------------------------------------------------------------------------------
                                             Number of
                                          securities to be
                                            issued upon         Weighted average
                                            exercise of        exercise price of         Number of
                                            outstanding           outstanding            securities
                                         options, warrants     options, warrants    remaining available
            Plan category                    and rights            and rights      for further issuance
            -------------                    ----------            ----------      --------------------

---------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                             1,777,465               $2.43                808,698
---------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
---------------------------------------------------------------------------------------------------------
Total                                        1,777,465               $2.43                808,698
---------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

                                                                           Year ended December 31,
                                           ----------------------------------------------------------------------------------------
                                               2003               2002               2001               2000               1999
                                               ----               ----               ----               ----               ----
                                                                     (in thousands, except per share data)
Statement of Operations Data
Revenues                                   $        711       $        907       $         69       $        105       $        612
Total operating expenses                          7,581             11,380             16,353             11,889              8,204
                                           ----------------------------------------------------------------------------------------
Operating loss                                   (6,870)           (10,473)           (16,284)           (11,784)            (7,592)
Net interest/investment income/(loss)            (4,520)              (194)             9,059              3,468              1,278
Minority interest                                   779                 80                 --                 --                 --
Equity in loss of associated company                (93)              (521)              (125)              (570)              (351)
Other income                                         --                 --                 86                100                624
Settlement of litigation                             --                 --                 --               (283)                --
Gain on assignment of spectrum                       --                 --                 --                 --             19,442
Intellectual property settlement                     --                 --                 --                 --             (2,425)
Income taxes                                         --                 --                 --                 --               (330)
                                           ----------------------------------------------------------------------------------------
Net earnings/(loss)                        $    (10,704)      $    (11,108)      $     (7,264)      $     (9,069)      $     10,646
                                           ========================================================================================
Per Common Share
Basic earnings/(loss)                      $      (0.65)      $      (0.62)      $      (0.36)      $      (0.44)      $       0.58
Weighted average outstanding                 16,498,267         17,927,000         19,947,784         20,445,586         18,465,974

Diluted earnings/(loss)                    $      (0.65)      $      (0.62)      $      (0.36)      $      (0.44)      $       0.57
Weighted average outstanding                 16,498,267         17,927,000         19,947,784         20,445,586         18,680,082

                                                                                December 31,
                                           ----------------------------------------------------------------------------------------
                                               2003               2002               2001               2000                1999
                                               ----               ----               ----               ----                ----
                                                                                (in thousands)
Balance Sheet Data
Cash and cash equivalents                  $     19,419       $     33,053       $     39,934       $     38,595       $     44,613
Working capital                                  18,355             29,544             37,528             36,765             42,794
Net property and equipment                          420                820              5,828              8,660             10,959
Net other intangible assets                       2,042              1,651              1,799              2,197                 --
Goodwill                                            621              1,760                 --              6,049                 --
Total assets                                     28,510             50,185             53,892             57,628             55,769
Minority interest                                   531              1,592                 --                 --                 --
Total debt                                           --                 --                 --                 --                211
Total liabilities                                 6,990             16,175              8,410              2,773              1,969
Total equity                                     20,989             32,418             45,482             54,855             53,799

In October 1999, the Company assigned a 150MHz portion of its FCC license to an unaffiliated third party. In connection with this transaction, the Company recognized a gain in the amount of $19,442,000.

In June 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. This acquisition was accounted for using the purchase method of accounting and the results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000.

Included in operating expenses for the year ended December 31, 2001 is a charge in the amount of $3,779,000 for the impairment of goodwill and intangible assets associated with Speedia, LLC.

Included in operating expenses for the year ended December 31, 2002 is a charge in the amount of $3,650,000 for property and equipment taken out of service.

In May 2002, the Company acquired a majority interest in F&B Gudtfood This acquisition was accounted for using the purchase method of accounting and the results of operations of F&B Gudtfood have been included in the consolidated statements of operations for the periods subsequent to May 6, 2002. At December 31, 2003, the Company's ownership interest in F&B Gudtfood was 80%. For additional information, see 'Business Activities' under Item 1. 'Business'.

In February 2003, the Company acquired a majority interest in Zargis Medical. This acquisition was accounted for using the purchase method of accounting and the results of operations of Zargis Medical have been included in the consolidated statements of operations for the periods subsequent to February 28, 2003. At December 31, 2003, the Company's ownership interest in Zargis Medical was 70.5%. For additional information, see 'Business Activities' under Item 1. 'Business'.

For additional information on these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

      Speedus Corp. is a holding company that owns significant equity interests in diverse businesses. We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. The companies that we target, either public or privately held, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We will continue to pursue opportunities involving our expertise in the medical device and wireless markets as well as those areas involving our broadband assets as attractive opportunities present themselves.

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan
(ZAC) will initially be targeted toward primary care physicians, to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. We own 80% of F&B Gudtfood Holding Corp., the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, medical diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis' patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan (ZAC), will initially be targeted toward primary care physicians to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient's health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

      We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis' medical products. Some of the major next steps remaining for Zargis include continuing clinical trials for new applications of the Zargis technology, FDA approval, and the formation of strategic partnerships for industry and market acceptance.

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met.

      F&B Gudtfood. We own 80% of F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation,our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Gudtfood will open its second location in Manhattan and begin selling F&B Gudtfood franchises through its wholly owned subsidiary, F&B Gudtfood Franchise Corp., in the second quarter of 2004. We have also entered into a management services contract with F&B Gudtfood.

      Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have six domestic patents with expiration dates ranging from 2007 through 2017, with approximately 60 international counterparts in 42 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for such a wireless communications system to be constructed without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. However, due to the current depressed economic state of the telecommunications industry, licensing activity for the patent portfolio is not actively being pursued at this time. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

      Local Multipoint Distribution Service (LMDS) license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

      We will not commence a full marketing effort using our LMDS technology until new LMDS equipment becomes commercially available with cost and performance that allow implementation of an economically viable business model. We cannot determine when this will occur and this equipment may never be available to us on this basis.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $1.2 million at December 31, 2003 and currently do not generate significant revenues or cash flows. However, as of December 31, 2003, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2003. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. As of December 31, 2003, we also reviewed the carrying value of goodwill in the amount of $0.6 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

      Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, our results of operations will be affected in the period that the difference is known.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

      Revenues decreased $196,000 from $907,000 for the twelve months ended December 31, 2002 to $711,000 for the twelve months ended December 31, 2003. $428,000 of this net decrease is a result of revenues recognized in 2002 from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. No such revenues were recognized in 2003. The decrease in revenues is net of an increase recognized by F&B Gudtfood in the amount of $260,000 from $446,000 in 2002 to $706,000 in 2003. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Selling, general and administrative expenses decreased $144,000 from $4,639,000 for the twelve months ended December 31, 2002 to $4,495,000 for the twelve months ended December 31, 2003. This decrease is net of increases in the amounts of $600,000 and $502,000 compared to 2002 as a result of increases attributable to F&B Gudtfood and Zargis Medical, respectively, which are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The net decreases are a result of decreases in legal expenses, and compensation and employee related expenses as a result of staff reductions by Speedus.

      Research and development expenses increased $759,000 from $946,000 for the twelve months ended December 31, 2002 to $1,705,000 for the twelve months ended December 31, 2003. $839,000 of this net increase is a result of Zargis Medical's inclusion in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. These increases are net of decreases in compensation and employee related expenses as a result of staff reductions by Speedus.

      Depreciation and amortization decreased $4,119,000 from $5,278,000 for the twelve months ended December 31, 2002 to $1,159,000 for the twelve months ended December 31, 2003. Approximately $3,650,000 of this net decrease is a result of a charge during 2002 for property and equipment taken out of service. Depreciation and amortization also decreased as a result of assets becoming fully depreciated, as well as depreciation no longer being taken on the property and equipment taken out of service during 2002. The decrease in depreciation and amortization is net of an increase in the amount of $220,000 for amortization of medical technology during 2003 resulting from the Zargis acquisition.

      Cost of sales decreased $293,000 from $516,000 for the twelve months ended December 31, 2002 to $223,000 for the twelve months ended December 31, 2003. $381,000 of this net decrease is a result of costs recognized in 2002 from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. No such costs were incurred in 2003. The decrease in cost of sales is net of an increase attributable to F&B Gudtfood in the amount of $88,000 from $135,000 in 2002 to $223,000 in 2003. F&B Gudtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

      Investment loss increased $4,326,000 from a net loss in the amount of $194,000 for the twelve months ended December 31, 2002 to a net loss in the amount of $4,520,000 for the twelve months ended December 31, 2003. This increase is primarily a result of realized and unrealized losses. Realized gains/(losses) decreased $7,804,000 from net gains of $1,136,000 for the twelve months ended December 31, 2002 to net losses of $6,668,000 for the twelve months ended December 31, 2003. Unrealized gains/(losses) decreased $2,148,000 from net losses of $2,255,000 for the twelve months ended December 31, 2002 to net losses of $107,000 for the twelve months ended December 31, 2003. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss of associated company decreased $428,000 from $521,000 for the twelve months ended December 31, 2002 to $93,000 for the twelve months ended December 31, 2003. These amounts reflect the Company's share in Zargis Medical's operations, accounted for under the equity method prior to February 28, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Minority interest increased $699,000 from $80,000 for the twelve months ended December 31, 2002 to $779,000 for the twelve months ended December 31, 2003. These amounts represent the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical since the dates of acquisition of a majority interest.

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

      Investment income/(loss) decreased $9,253,000 from a net gain in the amount of $9,059,000 for the twelve months ended December 31, 2001 to a net loss in the amount of $194,000 for the twelve months ended December 31, 2002. This decrease is primarily a result of realized and unrealized gains/(losses). Realized gains/(losses) decreased $8,188,000 from net gains of $9,324,000 for the twelve months ended December 31, 2001 to net gains of $1,136,000 for the twelve months ended December 31, 2002. Unrealized gains/(losses) increased $1,468,000 from net losses of $787,000 for the twelve months ended December 31, 2001 to net losses of $2,255,000 for the twelve months ended December 31, 2002. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

      Equity in loss of associated company increased $396,000 from $125,000 for the twelve months ended December 31, 2001 to $521,000 for the twelve months ended December 31, 2002. These amounts reflect the Company's share in Zargis Medical's operations, accounted for under the equity method.

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

      Net cash used in operating activities was $12.9 million for the year ended December 31, 2003 compared to net cash used in operating activities of $5.0 million for the year ended December 31, 2002. The net increase of $7.9 million was substantially the result of a $2.3 million net decrease in open investment positions and unrealized losses and a decrease in depreciation and amortization of $4.1 million, including a $3.7 million charge during 2002 for property and equipment taken out of service.

      Net cash used in financing activities was $0.7 million for the year ended December 31, 2003 compared to $2.0 million for the year ended December 31, 2002. This decrease of $1.3 million was substantially the result of decreased repurchases of treasury stock during 2003.

      At December 31, 2003, the Company's future minimum lease payments due under noncancelable leases aggregated $1,989,000. $345,000, $210,000, $211,000,
$215,000 and $220,000 of this amount is due during the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively, and the balance is payable thereafter.

      The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2004 fiscal year. However, the Company does not expect to have earnings from operations until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company's financial condition, operating results and prospects for growth.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. This standard did not have an impact on the Company's financial statements.

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

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities. This standard did not have an impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments at December 31, 2003 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 15, 2004.

                          Name                       Age                   Position
                          ----                       ---                   --------
   Shant S. Hovnanian..........................       44    Chairman of the Board of Directors,
                                                            President and Chief Executive Officer
   Vahak S. Hovnanian..........................       72    Director
   William F. Leimkuhler.......................       52    Director
   Jeffrey Najarian............................       45    Director
   Christopher Vizas...........................       54    Director
   Thomas M. Finn..............................       56    Secretary, Treasurer and Chief Financial
                                                            Officer
   Michael Bacon...............................       38    Executive Vice President
   John A. Kallassy............................       39    Executive Vice President

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

      William F. Leimkuhler has served as a Director since September 2000. Mr. Leimkuhler is the General Counsel and Director of Business Development of Paice Corporation, a privately held developer of advanced vehicle powertrains. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm's General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe).

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

      Christopher Vizas has served as a Director since July 2001. Mr. Vizas is a principal in the strategic advisory firm of East Wind Partners. At East Wind, he is involved in the development of telecommunications and technology businesses in North America, Europe and Asia, particularly in the regulatory issues and relationships with governments essential to those businesses and in their financial structuring and restructuring; in his engagements with East Wind, he has served in interim roles as CFO and CEO of developing companies. He serves as non-executive Chairman of the Board of i1, Inc., a privately held, Chinese software provider, as well as a member of the Boards of a few other privately held companies. Mr. Vizas' positions during the 1990s included Chairman of eGlobe, Inc, a turn around company reorganized under Chapter 11 of the Bankruptcy Act, CEO of Quo Vadis International, Managing Director of Kouri Capital Group and its Telecommunications & Technology affiliate, and founder and Vice Chairman of Orion Network Systems. Earlier in his career, he was a founder and part of the management in Trinity Cellular and Asia Pacific Space & Communications. Mr. Vizas served in the White House Office of Telecommunications Policy in the Ford Administration, as Special Counsel to the U.S. Privacy Commission, and on congressional staff.

      Thomas M. Finn has served as Secretary, Treasurer and Chief Financial Officer since March 2003. Mr. Finn has been a consultant since 1994. Prior to that time, Mr. Finn was employed by Integrated Resources, Inc., a diversified financial services firm, and was the Chief Financial Officer of Integrated's publicly-traded investment programs. Previously, Mr. Finn was an Audit Manager for Deloitte & Touche LLP.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal years ended December 31, 2003, 2002 and 2001, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2003 (the "Named Executive Officers") in all capacities in which they served. See Employment Agreements.

                           Summary Compensation Table

                                                                    Annual Compensation
                                                           --------------------------------------
                                                                                          Other        Securities      All Other
                                                                                         Compen-       Underlying       Compen-
            Name and Principal Position          Year        Salary         Bonus       sation (1)     Options (#)       sation
            ---------------------------          ----        ------         -----       ----------     -----------       ------
      Shant S. Hovnanian ..................      2003      $ 250,000      $      --      $ 140,000             --      $      --
      Chairman of the Board of Directors,        2002        250,000         50,000         78,000        250,000             --
      President and Chief Executive Officer      2001        250,000             --             --        127,700             --

      Thomas M. Finn ......................      2003      $ 152,000      $      --      $      --        100,000      $      --
      Secretary, Treasurer and Chief             2002             --             --             --             --             --
      Financial Officer                          2001             --             --             --             --             --

      Michael Bacon .......................      2003      $ 175,000      $      --      $      --             --      $      --
      Executive Vice President                   2002        175,000             --             --             --             --
                                                 2001        175,000             --             --        162,500             --

      John Kallassy .......................      2003      $ 175,000      $  50,000      $      --             --      $      --
      Executive Vice President                   2002        175,000         50,000             --             --             --
                                                 2001        175,000         50,000             --        112,500             --

      (1) Under the terms of his employment contract, Mr. Hovnanian is entitled to certain benefits. See 'Employment Agreements'. The amount shown in the table above represents the total cost of these items to the Company without adjustment for the portion of these costs allocable to business use by the Company.

                            Stock Option Grants Table

      The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2003.

                                                                                       Potential Realizable
                                          % of Total                                     Value at Assumed
                            Number of       Options                                   Annual Rates of Stock
                           Securities     Granted to                                  Price Appreciation for
                           Underlying    Employees in                                      Option Term
                             Options        fiscal      Exercise or    Expiration          -----------
          Name               Granted         year        Base Price       Date             5%         10%
          ----               -------         ----       -----------       ----             --         ---
Thomas M. Finn               100,000         71.4%         $1.175        6/10/13       $74,000     $187,000

      For additional information regarding stock option grants to employees in 2003, see "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity."

                      Aggregate Stock Option Exercise Table

      The following table sets forth information regarding the number and value of unexercised options that were held by the Named Executive Officers as of December 31, 2003. None of the Named Executive Officers exercised any options during 2003.

                                                                  Number of Securities
                                        Number of                      Underlying          Value of Unexercised
                                         Shares                    Unexercised Options     In-the-Money Options
                                        Acquired       Value          Exercisable/              Exercisable/
                       Name            on Exercise   Realized         Unexercisable            Unexercisable
                       ----            -----------   --------         -------------            -------------
              Shant S. Hovnanian            0        $   --         633,100 / 0            $125,003 /  $     0
              Thomas M. Finn                0            --          87,574 / 45,834         16,989 /    9,854
              Michael Bacon                 0            --         262,500 / 0              63,375 /        0
              John Kallassy                 0            --         337,500 / 0              43,875 /        0

      For additional information regarding stock option grants to employees in 2003, see "Notes to Consolidated Financial Statements--Note 5, Stockholders' Equity."

Director Compensation

      During 2003, our Directors who are not officers or employees ("Non-Employee Directors") received an annual retainer of $24,000. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company's majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company's Audit Committee in the aggregate amount of $48,000. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKDOLDER MATTERS

      The following table sets forth information as of March 15, 2004 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                                                                               Common Stock
                                                                               Beneficially
                                                                                Owned (1)
                                                                    --------------------------------
                    Beneficial Owner                                    Number            Percent
----------------------------------------------------                --------------      ------------
Shant S. Hovnanian (2)(3)..........................                    4,272,254            26.2%
Vahak S. Hovnanian (4)(5)..........................                    2,943,655            18.0
William F. Leimkuhler (6)..........................                       90,250              *
Jeffrey Najarian (7)...............................                       70,000              *
Christopher Vizas (8)..............................                       60,000              *
Thomas M. Finn (9).................................                       92,157              *
Michael Bacon (10) ................................                      262,500             1.6
John A Kallassy (11) ..............................                      427,500             2.6
XO Communications, Inc. ...........................                    2,000,000            12.3

All Directors and Executive Officers as a group (total 8
    persons).......................................                    8,218,316            50.3%

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

      (4) Includes options to purchase 92,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (5) Includes 55,431 and 22,175 shares of Common Stock which Mr. Vahak S. Hovnanian is required to sell upon the exercise of outstanding warrants at a per share exercise price of $13.16 and $11.28, respectively.

      (6) Includes options to purchase 90,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (7) Includes options to purchase 70,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (8) Includes options to purchase 60,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable, including options for 10,000 shares of Common Stock that will be automatically granted upon election to the Board at the 2003 Annual Meeting.

      (9) Includes options to purchase 92,157 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (10) Includes options to purchase 262,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

      (11) Includes options to purchase 337,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

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

Equity Compensation Plans

      The following table sets forth certain information as of December 31, 2003 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance.

--------------------------------------------------------------------------------------------------------
                                             Number of
                                          securities to be
                                            issued upon         Weighted average
                                            exercise of        exercise price of         Number of
                                            outstanding           outstanding            securities
                                         options, warrants     options, warrants    remaining available
            Plan category                    and rights            and rights       for further issuance
            -------------                    ----------            ----------       --------------------

--------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                             1,777,465               $2.43                808,698
--------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
--------------------------------------------------------------------------------------------------------
Total                                        1,777,465               $2.43                808,698
--------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under `Director Compensation' included in Item 11. of this Form 10-K is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company's financial statements. For the years ended December 31, 2003 and 2002, the Company paid or accrued $166,200 and $126,800, respectively, for audit fees to PricewaterhouseCoopers LLP.

      Audit - Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2003 and 2002, the Company did not pay or accrue any amounts for audit related fees.

      Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2003 and 2002, the Company paid or accrued $70,000 and $120,000, respectively, for tax fees to PricewaterhouseCoopers LLP.

      All Other Fees represent fees for services rendered other than those described above. For the years ended December 31, 2003 and 2002, the Company did not pay or accrue any amounts for these services.

      The Audit Committee of the Company's Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its independent auditors. The policy requires the general pre-approval of annual audit services and all other permitted services.

      All of the audit and non-audit services described above were approved by the Audit Committee and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Schedule

(1)        Consolidated Financial Statements                                                              Page(s)
                                                                                                          -------
           Report of Independent Auditors............................................................     25

           Consolidated Balance Sheets as of December 31, 2003 and 2002..............................     26

           Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and
           2001......................................................................................     27

           Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 2003, 2002 and 2001......................................     28

           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and
           2001......................................................................................     29

           Notes to Consolidated Financial Statements................................................     30-38

(b) Reports on Form 8-K

      A Form 8-K was filed on November 20, 2003 to report third quarter 2003 results, as announced in a press release dated November 14, 2003.

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

      10.2 Employment Agreement, dated as of April 25, 2002, between SPEEDUS.COM, Inc. and Shant S. Hovnanian. (7)

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

      23.1  Consent of PricewaterhouseCoopers LLP (7)

      31.1 Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7).

      31.2 Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7).

      32.1  Certification of Chief Executive Officer Pursuant To 18 U.S.C.
            Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7).

      32.2  Certification of Chief Financial Officer Pursuant To 18 U.S.C.
            Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7).

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

New York, New York
March 30, 2004

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,       December 31,
                                                                      2003               2002
                                                                  ------------       ------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                     $ 19,419,197       $ 33,052,815
    Marketable securities                                            2,086,638            879,194
    Due from broker                                                  3,713,146         11,728,880
    Prepaid expenses and other                                          83,222             17,488
    Accounts and other receivables                                      42,500             40,099
                                                                  ------------       ------------
    Total current assets                                            25,344,703         45,718,476
Property and equipment, net of accumulated
  depreciation of $2,003,862 and $2,015,662                            419,868            819,714
Other intangible assets, net of accumulated
  amortization of $1,051,493 and $418,929                            2,042,051          1,651,071
Goodwill                                                               620,875          1,760,106
Other assets                                                            82,563            235,208
                                                                  ------------       ------------
    Total assets                                                  $ 28,510,060       $ 50,184,575
                                                                  ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $    151,258       $    228,144
    Accrued liabilities                                              1,432,426          1,734,252
    Securities sold and not purchased                                5,406,135         14,212,566
                                                                  ------------       ------------
    Total current liabilities                                        6,989,819         16,174,962

Minority interest                                                      531,055          1,591,557

Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,516,088 and 21,384,838                     215,161            213,848
      shares issued)
    Preferred stock ($.01 par value; 20,000,000
      shares authorized):
         Series A Junior Participating ($.01 par value;
           4,000 shares authorized; no shares issued
           and outstanding)                                                 --                 --
    Additional paid-in-capital                                      90,442,120         90,289,432
    Treasury stock (at cost; 5,257,649 and 4,418,577 shares)        (5,250,552)        (4,371,778)
    Accumulated deficit                                            (64,417,543)       (53,713,446)
                                                                  ------------       ------------
    Stockholders' equity                                            20,989,186         32,418,056
                                                                  ------------       ------------
    Total liabilities and stockholders' equity                    $ 28,510,060       $ 50,184,575
                                                                  ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the years ended December 31,
                                              --------------------------------------------------
                                                  2003               2002               2001
                                              ------------       ------------       ------------
Revenues                                      $    710,786       $    906,809       $     68,847
                                              ------------       ------------       ------------

Expenses:
     Selling, general and administrative         4,494,589          4,639,394          5,263,179
     Research and development                    1,705,233            946,482          1,716,118
     Depreciation and amortization               1,158,753          5,277,956          9,373,353
     Cost of sales                                 222,662            515,956                 --
                                              ------------       ------------       ------------
     Total operating expenses                    7,581,237         11,379,788         16,352,650
                                              ------------       ------------       ------------

Operating loss                                  (6,870,451)       (10,472,979)       (16,283,803)

Investment income/(loss)                        (4,519,600)          (194,280)         9,058,801
Minority interest                                  778,950             80,105                 --
Equity in loss of associated company               (92,996)          (520,822)          (125,297)
Other income                                            --                 --             86,465
                                              ------------       ------------       ------------

Net loss                                      $(10,704,097)      $(11,107,976)      $ (7,263,834)
                                              ============       ============       ============

Per share:
Basic loss per common share                   $      (0.65)      $      (0.62)      $      (0.36)
                                              ============       ============       ============
Weighted average common shares
    outstanding                                 16,498,267         17,927,000         19,947,784
                                              ============       ============       ============

Diluted loss per common share                 $      (0.65)      $      (0.62)      $      (0.36)
                                              ============       ============       ============
Weighted average common shares
    outstanding                                 16,498,267         17,927,000         19,947,784
                                              ============       ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 2001, 2002 and 2003

                                      Common Stock                              Treasury Stock                           Total
                                 -----------------------     Additional    -------------------------   Accumulated    Shareholders'
                                  Amount       Shares     Paid-in-capital    Amount        Shares        Deficit         Equity
                                 ---------    ----------  ---------------  -----------   -----------   ------------     -----------
Balance, January 1, 2001         $ 210,348    21,034,838    $90,292,432    $  (305,741)      309,800   $(35,341,636)    $54,855,403

    Issuance of common stock         3,000       300,000         (3,000)                                                          0

    Exercise of options or
    warrants                           500        50,000                                                                        500

    Repurchase of common stock                                              (2,110,348)    1,967,732                     (2,110,348)

    Net loss                                                                                             (7,263,834)     (7,263,834)
                                 ---------    ----------    -----------    -----------   -----------   ------------     -----------

Balance, December 31, 2001         213,848    21,384,838     90,289,432     (2,416,089)    2,277,532    (42,605,470)     45,481,721

    Repurchase of common stock                                              (1,955,689)   (2,141,045)                    (1,955,689)

    Net loss                                                                                            (11,107,976)    (11,107,976)
                                 ---------    ----------    -----------    -----------   -----------   ------------     -----------

Balance, December 31, 2002         213,848    21,384,838     90,289,432     (4,371,778)    4,418,577    (53,713,446)     32,418,056

    Exercise of options or
    warrants                         1,313       131,250        129,938                                                     131,251

    Stock based compensation                                     22,750                                                      22,750

    Repurchase of common stock                                                (878,774)      839,072                       (878,774)

    Net loss                                                                                            (10,704,097)    (10,704,097)
                                 ---------    ----------    -----------    -----------   -----------   ------------     -----------

Balance, December 31, 2003       $ 215,161    21,516,088    $90,442,120    $(5,250,552)    5,257,649   $(64,417,543)    $20,989,186
                                 =========    ==========    ===========    ===========   ===========   ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                     --------------------------------------------------
                                                                         2003               2002               2001
                                                                     ------------       ------------       ------------
Cash flows from operating activities:
     Net loss                                                        $(10,704,097)      $(11,107,976)      $ (7,263,834)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                  1,158,753          5,277,956          9,373,353
         Unrealized (gains)/losses                                        107,055          2,254,593            787,000
         Equity in loss of associated company                              92,996            520,822            125,297
         Minority interest                                               (778,950)           (80,105)                --
         Stock based compensation                                          22,750                 --            653,000
         Other income                                                          --                 --            (86,465)
         Changes in operating assets and liabilities:
            Marketable securities                                        (556,548)          (848,169)               660
            Due from broker                                             8,015,734         (6,807,703)        (4,296,387)
            Accounts and other receivables                                 (2,401)           132,399            (22,182)
            Prepaid expenses and other                                    (65,734)           363,844           (319,234)
            Other assets                                                  (62,851)          (162,397)            12,900
            Due from affiliates                                                --                 --             93,112
            Accounts payable                                             (192,563)           (73,727)           (63,331)
            Accrued liabilities                                          (405,095)           254,936            (71,082)
            Securities sold and not purchased                          (9,564,382)         5,680,582          4,574,840
            Other current liabilities                                          --           (401,881)           446,212
                                                                     ------------       ------------       ------------

            Net cash used in operating activities                     (12,935,333)        (4,996,826)         3,943,859
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
     Loans and other receivables, net of repayments                         2,500           (115,916)                --
     Loans to related parties                                             120,000           (373,426)                --
     Property and equipment additions                                     (92,060)             1,669            (94,945)
     Acquisition of business, net of cash acquired                         18,798              6,000                 --
     Proceeds from sale of assets                                              --            553,122                 --
     Investment in associated company                                          --                 --           (400,000)
                                                                     ------------       ------------       ------------

            Net cash provided by/(used in) investing activities            49,238             71,449           (494,945)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
     Proceeds from exercise of warrants                                   131,251                 --                500
     Repurchase of stock                                                 (878,774)        (1,955,689)        (2,110,348)
                                                                     ------------       ------------       ------------

            Net cash used in financing activities                        (747,523)        (1,955,689)        (2,109,848)
                                                                     ------------       ------------       ------------

            Net increase/(decrease) in cash
                and cash equivalents                                  (13,633,618)        (6,881,066)         1,339,066

Cash and cash equivalents, beginning of period                         33,052,815         39,933,881         38,594,815
                                                                     ------------       ------------       ------------

Cash and cash equivalents, end of period                             $ 19,419,197       $ 33,052,815       $ 39,933,881
                                                                     ============       ============       ============

Supplemental information of business acquired:
     Fair value of assets acquired:
         Cash                                                        $     18,798              6,000       $         --
         Other current assets                                                  --             13,000                 --
         Non current assets                                                34,283            196,166                 --
         Goodwill and other intangible assets                           1,023,544          1,760,106                 --
     Less-liabilities assumed:
         Current liabilities                                             (218,946)          (150,856)                --
         Acquisition Costs                                                     --           (152,754)                --
         Minority interest                                               (857,679)        (1,591,557)                --
                                                                     ------------       ------------       ------------
     Cash paid                                                                 --                 --                 --
         less-cash acquired                                                18,798             (6,000)                --
                                                                     ------------       ------------       ------------
     Acquisition of business, net of cash acquired                   $    (18,798)            (6,000)      $         --
                                                                     ============       ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

      Speedus Corp. ("Speedus" or the "Company"), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. ("CVUS") to combine the ownership of predecessor companies that were under common control. In January 1999, through a `short form merger' as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM, Inc. In June 2002, in the same manner, SPEEDUS.COM, Inc. changed its name to Speedus Corp. Unless the context requires otherwise, the term Company includes Speedus and its wholly- and majority-owned subsidiaries.

Business activities

      Speedus Corp. is a holding company that owns significant equity interests in diverse businesses. We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. The companies that we target, either public or privately held, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We will continue to pursue opportunities involving our expertise in the medical device and wireless markets as well as those areas involving our broadband assets as attractive opportunities present themselves.

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan
(ZAC) will initially be targeted toward primary care physicians, to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. We own 80% of F&B Gudtfood Holding Corp., the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

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

Cash and Cash Equivalents

      The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted of money market funds.

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2003 and 2002, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $2,040,000 and $1,479,000, unrealized gains/(losses) since acquisition were

$47,000 and $(600,000) and the carrying value was $2,087,000 and $879,000, respectively. At December 31, 2003, based upon the fair market value of these securities, 100% was invested in technology companies.

Securities sold and not purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At December 31, 2003 and 2002, the Company had sold securities it had not purchased. The aggregate proceeds were $4,514,000 and $12,001,000, unrealized gains/(losses) since acquisition were $(892,000) and $(2,212,000) and the market value of the securities was $5,406,000 and $14,213,000, respectively. At December 31, 2003, based upon the fair market value of these securities, 94% was invested in technology companies and 6% was invested in other companies.

      During the years ended December 31, 2003, 2002 and 2001, realized gains/(losses) in the amounts of $(6,668,000), $1,136,000 and $9,324,000 were recorded and included in Investment Income in the accompanying Consolidated Statements of Operations.

Due from broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2003 and 2002, restricted cash balances in the amounts of $3,713,000 and $11,729,000, respectively, were held by brokerage firms.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash equivalents, amounts due from brokers and marketable securities. These instruments are potentially subject to concentrations of credit risk but the Company believes that this risk is limited due to diversification and investments being made in investment grade securities.

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

Property and Equipment

      Transmission equipment, customer premises equipment, office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to seven years. Fiber optic lines are depreciated over an estimated useful life of 10 years.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment at least annually and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Goodwill in connection with the acquisition of F&B Gudtfood, with a balance of $1,760,000 at December 31, 2002, decreased $1,139,000 as a result of the reduction in the Company's investment in F&B Gudtfood and changes in the Company's ownership percentage, resulting in a balance of $621,000 recorded by the Company as goodwill at December 31, 2003.

      The Company owns broadband assets, included in intangible assets, with a carrying value of $1.2 million at December 31, 2003 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize its assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considered the remaining useful life to be four years and has accounted for this determination as a change in an estimate. Medical technology, in the aggregate amount of $1,024,000 with accumulated amortization in the amount of $220,000 at December 31, 2003, is being amortized over a period of three years.

      Amortization expense relating to intangible assets for the years ended December 31, 2003, 2002 and 2001 amounted to $633,000, $148,000 and $398,000, respectively. The estimated annual amortization expense for 2004, 2005 and 2006, the expiration of the remaining useful life of the Company's intangible assets at December 31, 2003, is $750,000, $750,000 and $542,000, respectively.

      The Company reviewed the carrying value of goodwill in the amount of $0.6 million at December 31, 2003, and estimated based upon its review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there has been no impairment to this carrying value.

      As a result of continuing weak industry conditions and lower market valuations, we determined that there were indications of impairment to the carrying value of our goodwill and other purchased intangibles in connection with our purchase in 2000 of the remaining 55% interest in Speedia, LLC that we did not already own. Based on our review, we recorded a charge of $3,779,000, included in `Depreciation and amortization' for the year ended December 31, 2001, for the impairment of intangible assets associated with that acquisition.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

      During 2002, the Company earned fees from the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", these revenues and associated costs are deferred until the expiration of cancellation privileges and chargeback periods from carriers.

Income Taxes

      As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company's assets and liabilities.

      As of December 31, 2003, the Company has a deferred tax asset of approximately $27.2 million, relating primarily to operating losses.. An offsetting valuation allowance of $27.2 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

      A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

                                                                 Year ended December 31,
                                                                 -----------------------
                                                               2003       2002       2001
                                                               ----       ----       ----
      Statutory rate                                            (34%)      (34%)      (34%)
      Permanent difference - stock based compensation             0%         0%         3%
      State and local income taxes, net of federal benefit      (10%)      (10%)      (11%)
      Change in valuation allowance                              44%        44%        42%
                                                               ----       ----       ----

      Effective rate                                             --%        --%        --%
                                                               ====       ====       ====

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $19 million which expire between 2005 and 2025. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the years ended December 31, 2003, 2002 and 2001, basic and diluted net loss available for common shareholders was equal to net loss. Outstanding stock options and warrants in the weighted average amounts of 2,021,000, 2,248,000 and 2,158,000 for the years ended December 31, 2003, 2002 and 2001, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

      The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123", which defines a "fair value method" of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." The Company has elected to use the intrinsic value method. Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:


                                                           2003               2002               2001
                                                      --------------     --------------     --------------
      Net loss as reported                            $  (10,704,097)    $  (11,107,976)    $   (7,263,834)
      After tax effect of pro forma compensation            (267,000)        (1,108,000)          (975,000)
                                                      --------------     --------------     --------------
      Pro forma net loss                              $  (10,971,097)    $  (12,215,976)    $   (8,238,834)
                                                      ==============     ==============     ==============
      Loss per share:
      Basic - as reported                             $        (0.65)    $        (0.62)    $        (0.36)
                                                      ==============     ==============     ==============
      Basic - pro forma                               $        (0.66)    $        (0.68)    $        (0.41)
                                                      ==============     ==============     ==============
      Diluted - as reported                           $        (0.65)    $        (0.62)    $        (0.36)
                                                      ==============     ==============     ==============
      Diluted - pro forma                             $        (0.66)    $        (0.68)    $        (0.41)
                                                      ==============     ==============     ==============

      In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                                2003            2002            2001
                                             ------------    ------------    ------------
              Risk free investment rate               2%              4%              6%
              Expected lives                     3 years         3 years         3 years
              Expected volatility factors            51%            175%            175%

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a business as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. This standard did not have an impact on the Company's financial statements.

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

      In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities. This standard did not have an impact on the Company's financial statements.

3. Acquisitions

      a. On February 28, 2003, the Company increased its investment in Zargis Medical to 57.7% with an additional investment of $1,250,000. Prior to February 28, 2003, the Company held a 46.4% interest in Zargis and accounted for its investment under the equity method of accounting. On July 28, 2003, the Company increased its ownership in Zargis Medical to 68.9% with an additional investment of $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Zargis Medical have been included in the consolidated statements of operations from the date of acquisition. The $3,250,000 aggregate purchase price was allocated as follows: $3,269,000 to cash, $34,000 to non current assets, $1,024,000 to other intangible assets, $(219,000) to current liabilities and $(858,000) to minority interest. An aggregate of $1,024,000, representing the excess of the purchase price over the fair value of the net assets acquired, has been allocated as medical technology to an intangible asset and will be amortized over a period of three years.

      Unaudited pro forma operating results of the Company as though the acquisition of Zargis Medical had occurred at the beginning of each period presented, are as follows:

                                               Years ended December 31,
                                            -------------------------------
                                                    (unaudited)
                                                2003               2002
                                            ------------       ------------
      Revenues                              $    710,786       $    906,809
      Operating loss                        $ (7,405,880)      $(11,978,236)
      Net loss                              $(11,086,116)      $(11,728,288)
      Basic and diluted loss per share      $      (0.67)      $      (0.65)

      b. On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating its first store in Manhattan and is currently planning expansion to other locations. The acquisition price was $3,500,000. On February 8, 2003, the Company reduced its cash investment in F&B Gudtfood and received $1,775,000 while maintaining its 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of F&B Gudtfood have been included in the consolidated statements of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $0.6 million and has been recorded as goodwill.

      Unaudited pro forma operating results of the Company as though the acquisition of F&B Gudtfood had occurred at the beginning of the period presented, are as follows:

                                                 Year ended
                                                December 31,
                                                    2002
                                                ------------
                                                 (unaudited)
      Revenues                                  $  1,175,523
      Operating loss                            $(10,457,705)
      Net loss                                  $(11,092,702)
      Basic and diluted net loss per share      $      (0.62)

4. Property and Equipment

      Property and equipment consists of the following:

                                                    December 31,
                                            -----------------------------
                                               2003              2002
                                            -----------       -----------
      Leasehold improvements                $ 2,136,006       $ 2,120,107
      Office equipment                          287,724           269,732
      Transmission equipment                          0           258,037
      Fiber optics                                    0           187,500
                                            -----------       -----------
                                              2,423,730         2,835,376
      Less accumulated depreciation          (2,003,862)       (2,015,662)
                                            -----------       -----------
      Property and equipment                $   419,868       $   819,714
                                            ===========       ===========

      Depreciation expense was $526,000, $5,130,000 (including a charge in the amount of $3,650,000 for property and equipment taken out of service) and $2,988,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Stockholders' Equity

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

      Stock option activity and weighted average prices for the three years ended December 31, 2003 is summarized as follows:

                                                      2003                           2002                        2001
                                            -------------------------      ------------------------     ----------------------
                                              Options        Price           Options        Price         Options       Price
                                              -------        -----           -------        -----         -------       -----
Outstanding at January 1                     1,701,524     $     2.61       1,604,980    $     2.90      1,052,094    $   4.22
Granted                                        140,000           1.21         290,000          1.08        682,246        1.02
Exercised                                           --             --              --            --             --          --
Cancelled                                      (64,059)          4.51        (193,456)         2.66       (129,360)       3.77
                                            ----------                     ----------                   ----------
Outstanding at December 31                   1,777,465     $     2.43       1,701,524    $     2.61      1,604,980    $   2.90
                                            ==========                     ==========                   ==========
Exercisable at December 31                   1,731,631     $     2.47       1,405,436    $     2.87        840,817    $   4.09
                                            ==========                     ==========                   ==========
Available for grant at December 31             808,698                        884,639                      981,183
                                            ==========                     ==========                   ==========

      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2003:

                                           Stock options outstanding               Stock options exercisable
                                  --------------------------------------------    -----------------------------
                                                  Weighted        Weighted                         Weighted
                                                   average        average                          average
                  Range of                        remaining       exercise                         exercise
              exercise prices       Options      life (years)      price            Options         price
              -----------------   -------------  ------------  ---------------    ------------  ---------------
              $  0.83 - 1.00           588,556        7        $         0.98         588,556   $         0.98
                 1.07 - 2.08           450,000        6                  1.22         404,166             1.22
                 3.00 - 4.84           691,500        6                  3.99         691,500             3.99
                 5.20 - 9.88            32,409        4                  7.00          32,409             7.00
                13.75 - 15.00           15,000        5                 14.17          15,000            14.17
                                  ------------                                    -----------
                                     1,777,465                                      1,731,631
                                  ============                                    ===========

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

      Warrant activity and weighted average prices for the three years ended December 31, 2003 is summarized as follows:

                                          2003                         2002                         2001
                                -----------------------      -----------------------      ----------------------
                                 Warrants        Price       Warrants         Price       Warrants         Price
                                 --------        -----       --------         -----       --------         -----
Outstanding at January 1         413,256       $   5.64       663,256       $   4.94       713,256       $   4.60
Granted                               --             --            --             --            --             --
Exercised                       (131,250)          1.00            --             --       (50,000)          0.01
Cancelled                       (125,000)          4.78      (250,000)          3.79            --             --
                                --------                     --------                     --------
Outstanding at December 31       157,006       $  10.21       413,256       $   5.64       663,256       $   4.94
                                ========                     ========                     ========
Exercisable at December 31       157,006       $  10.21       413,256       $   5.64       663,256       $   4.94
                                ========                     ========                     ========

      Warrants outstanding and exercisable at December 31, 2003 have exercise prices ranging from $1.00 to $15.03 and a weighted average remaining life of 2 years.

      At December 31, 2003, the Company under certain circumstances may be obligated to grant 20,000 warrants at an exercise price of $1.10.

Treasury Stock

      During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 839,072, 2,141,045 and 1,967,732 shares, respectively, of its own Common Stock.

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

Reverse Stock Split

      At the Company's 2003 annual meeting, stockholders approved a proposal authorizing the Company's Board of Directors in its discretion, through December 31, 2004, to effect a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of the Company's Common Stock at a ratio not to exceed one-for-six if necessary to continue the Company's listing on Nasdaq. As of December 31, 2003, the reverse stock split had not been implemented.

6. Commitments and Contingencies

Noncancelable Leases

      At December 31, 2003, future minimum lease payments due under noncancelable leases are as follows:

                         2004                      $   345,000
                         2005                          210,000
                         2006                          211,000
                         2007                          215,000
                         2008                          220,000
                         Thereafter                    788,000
                                                   -----------
                                                   $ 1,989,000
                                                   ===========

      Rent expense was approximately $401,000, $355,000 and $294,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Indemnification

      As permitted under Delaware law, the Company's Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2003.

7. Legal Proceedings

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

8. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the years ended December 31, 2003 and 2002. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. During 2002, the Company recognized revenues in the amount of $428,000 from the sale and activation of wireless phones through the Company's online cell phone store, 007phones. No revenues were recognized in connection with 007 phones during 2003.

                                                                   Year ended December 31, 2003
                                                -----------------------------------------------------------------
                                                                                    Corporate
                                                   F&B             Zargis           and other            Totals
                                                   ---             ------           ---------            ------
      Revenues from external customers          $ 705,916       $         0       $      4,870       $    710,786
      Depreciation and amortization                43,077            20,915          1,094,761          1,158,753
      Operating loss                             (786,042)       (1,529,290)        (4,555,119)        (6,870,451)
      Investment income/(loss)                     16,466                 0         (4,536,066)        (4,519,600)
      Goodwill and other intangible assets        620,875           803,747          1,238,304          2,662,926
      Fixed assets                                169,035            24,205            226,628            419,868
      Total assets                                762,689         1,397,079         26,350,292         28,510,060

                                                            Year ended December 31, 2002
                                                -------------------------------------------------
                                                                    Corporate
                                                    F&B             and other            Totals
                                                    ---             ---------            ------
      Revenues from external customers          $   445,841       $    460,968       $    906,809
      Depreciation and amortization                   3,946          5,274,010          5,277,956
      Operating loss                               (267,136)       (10,205,843)       (10,472,979)
      Investment income/(loss)                       35,591           (229,871)          (194,280)
      Goodwill and other intangible assets        1,760,106          1,651,071          3,411,177
      Fixed assets                                  120,054            699,660            819,714
      Total assets                                3,211,582         46,972,993         50,184,575

      The Company has no foreign operations. During the years ended December 31, 2003 and 2002, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

9. Selected Quarterly Data (unaudited)

      Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

                                                                   Year ended December 31, 2003
                                              -------------------------------------------------------------------------
                                              First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                              -------------      --------------      -------------       --------------
            Revenues                             $   170             $   204             $   174             $   163
            Selling, general and
              administrative expenses                927               1,149               1,130               1,289
            Research and development                 335                 423                 479                 468
            Cost of sales                             48                  79                  36                  60
            Operating loss                        (1,355)             (1,707)             (1,745)             (2,063)
            Investment income/(loss)                 (48)             (4,451)               (432)                411
            Net earnings/(loss)                  $(1,415)            $(5,933)            $(1,991)            $(1,365)
            Per share (1):
              Basic                              $ (0.08)            $ (0.36)            $ (0.12)            $ (0.08)
              Diluted                            $ (0.08)            $ (0.36)            $ (0.12)            $ (0.08)

                                                                  Year ended December 31, 2002
                                              -------------------------------------------------------------------------
                                              First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                              -------------      --------------      -------------       --------------
            Revenues                             $   235             $   325             $   149             $   198
            Selling, general and
              administrative expenses              1,053                 990               1,184               1,412
            Research and development                 216                 267                 226                 237
            Cost of sales                            205                 213                  49                  49
            Operating loss                        (1,899)             (5,409)             (1,490)             (1,675)
            Investment income/(loss)                   1               1,019               1,857              (3,071)
            Net earnings/(loss)                  $(1,981)            $(4,503)            $   254             $(4,878)
            Per share (1):
              Basic                              $ (0.10)            $ (0.25)            $  0.01             $ (0.29)
              Diluted                            $ (0.10)            $ (0.25)            $  0.01             $ (0.29)

      (1) Earnings per share is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total for the year.

10. Subsequent Events

      In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received approximately $12.1 million, after the expenses described below, from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

      In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2004.

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

         Signature                                          Title                             Date
         ---------                                          -----                             ----
s/s Shant S. Hovnanian                      Chairman of the Board of Directors,         March 30, 2004
---------------------------                 President and Chief Executive Officer
Shant S. Hovnanian

s/s Thomas M. Finn                          Treasurer and Chief Financial Officer       March 30, 2004
---------------------------
Thomas M. Finn

s/s Stephen D. Quinn                        Controller and Chief Accounting Officer     March 30, 2004
---------------------------
Stephen D. Quinn

s/s Vahak S. Hovnanian                      Director                                    March 30, 2004
---------------------------
Vahak S. Hovnanian

s/s William F. Leimkuhler                   Director                                    March 30, 2004
---------------------------
 William F. Leimkuhler

s/s Jeffrey Najarian                        Director                                    March 30, 2004
---------------------------
Jeffrey Najarian

s/s Christopher Vizas                       Director                                    March 30, 2004
---------------------------
Christopher Vizas