Form 10-Q
period 2004-03-31
SPEEDUS CORP
filed 2004-05-14
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of May 12, 2004 was 16,257,007.

                                  SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                                                Page
                                                                                                                ----
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 (unaudited)
              and December 31, 2003 .........................................................................    3

              Consolidated Statements of Operations (unaudited) for the
              Three Months Ended March 31, 2004 and 2003 ....................................................    4

              Consolidated Statements of Cash Flows (unaudited) for the
              Three Months Ended March 31, 2004 and 2003 ....................................................    5

              Notes to Consolidated Financial Statements (unaudited) ........................................   6-9

ITEM 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................................................   10-13

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ........................................   13

ITEM 4 -- Controls and Procedures ...........................................................................   13-14

PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings .................................................................................   15

ITEM 2 -- Changes in Securities and Use of Proceeds .........................................................   15

ITEM 3 -- Defaults Upon Senior Securities ...................................................................   15

ITEM 4 -- Submission of Matters to a Vote of Security Holders ...............................................   15

ITEM 5 -- Other Information .................................................................................   15

ITEM 6 -- Exhibits and Reports on Form 8-K ..................................................................   15

Signature Page ..............................................................................................   16

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act
              of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of
              2002 ..........................................................................................   17

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act
              of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of
              2002 ..........................................................................................   18

Exhibit 32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 .....................................   19

Exhibit 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 .....................................   20

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          December 31,
                                                                               2004                2003
                                                                           ------------        ------------
                                                                           (unaudited)
                        ASSETS
Current assets:
    Cash and cash equivalents                                              $ 29,825,608        $ 19,419,197
    Marketable securities                                                       887,077           2,086,638
    Due from broker                                                             782,200           3,713,146
    Prepaid expenses and other                                                  202,650              83,222
    Accounts and other receivables                                               52,783              42,500
                                                                           ------------        ------------
    Total current assets                                                     31,750,318          25,344,703
Property and equipment, net of accumulated
  depreciation of $2,101,991 and $2,003,862                                     500,137             419,868
Other intangible assets, net of accumulated
  amortization of $1,238,838 and $1,051,493                                   1,854,706           2,042,051
Goodwill                                                                        620,875             620,875
Other assets                                                                     83,854              82,563
                                                                           ------------        ------------
    Total assets                                                           $ 34,809,890        $ 28,510,060
                                                                           ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $    131,184        $    151,258
    Accrued liabilities                                                       1,041,778           1,432,426
    Securities sold and not purchased                                         1,810,968           5,406,135
                                                                           ------------        ------------
    Total current liabilities                                                 2,983,930           6,989,819

Minority interest                                                               389,684             531,055

Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,583,656 and 21,516,088                              215,837             215,161
      shares issued)
    Preferred stock ($.01 par value; 20,000,000 shares authorized):
         Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued
           and outstanding)                                                          --                  --
    Additional paid-in-capital                                               90,520,332          90,442,120
    Treasury stock (at cost; 5,273,649 and 5,257,649 shares)                 (5,294,152)         (5,250,552)
    Accumulated deficit                                                     (54,005,741)        (64,417,543)
                                                                           ------------        ------------
    Stockholders' equity                                                     31,436,276          20,989,186
                                                                           ------------        ------------
    Total liabilities and stockholders' equity                             $ 34,809,890        $ 28,510,060
                                                                           ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended March 31,
                                                ---------------------------------
                                                    2004                 2003
                                                ------------         ------------
Revenues                                        $    151,015         $    169,807
                                                ------------         ------------

Expenses:
     Selling, general and administrative             992,714              926,583
     Technology settlement expenses                2,928,583                    0
     Research and development                        370,745              334,944
     Depreciation and amortization                   285,476              215,368
     Cost of sales                                    44,944               48,300
                                                ------------         ------------
     Total operating expenses                      4,622,462            1,525,195
                                                ------------         ------------

Operating loss                                    (4,471,447)          (1,355,388)

Gain from technology settlement                   15,000,000                    0
Investment income/(loss)                            (258,122)             (47,530)
Minority interest                                    141,371               81,251
Equity in loss of associated company                       0              (92,996)
                                                ------------         ------------

Net earnings/(loss)                             $ 10,411,802         $ (1,414,663)
                                                ============         ============

Per share:
Basic earnings/(loss) per common share          $       0.64         $      (0.08)
                                                ============         ============
Weighted average common shares
    outstanding - basic                           16,287,986           16,883,034
                                                ============         ============

Diluted earnings/(loss) per common share        $       0.62         $      (0.08)
                                                ============         ============
Weighted average common shares
    outstanding - diluted                         16,866,170           16,883,034
                                                ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three months ended March 31,
                                                                                     ---------------------------------
                                                                                         2004                 2003
                                                                                     ------------         ------------
Cash flows from operating activities:
     Net earnings/(loss)                                                             $ 10,411,802         $ (1,414,663)
     Adjustments to reconcile net earnings/(loss) to
       net cash provided by/(used in) operating activities:
         Depreciation and amortization                                                    285,476              215,368
         Unrealized investment losses                                                     487,491              461,887
         Equity in loss of associated company                                                  --               92,996
         Minority interest                                                               (141,371)             (81,251)
         Stock based compensation                                                          11,320                   --
         Changes in operating assets and liabilities:
            Marketable securities                                                         869,070              434,790
            Due from broker                                                             2,930,946            3,411,954
            Accounts and other receivables                                                (10,283)              (2,401)
            Prepaid expenses and other                                                   (119,428)            (103,997)
            Other assets                                                                   (1,291)            (172,490)
            Accounts payable                                                              (20,074)             (45,852)
            Accrued liabilities                                                          (390,648)            (287,750)
            Securities sold and not purchased                                          (3,752,167)          (4,167,473)
            Other current liabilities                                                          --                4,016
                                                                                     ------------         ------------

                Net cash provided by/(used in) operating activities                    10,560,843           (1,654,866)
                                                                                     ------------         ------------

Cash flows from investing activities:
     Property and equipment additions                                                    (178,400)                  --
     Loans and other receivables, net of repayments                                            --                2,500
     Acquisition of business, net of cash acquired                                             --               18,798
                                                                                     ------------         ------------

                Net cash provided by/(used in) investing activities                      (178,400)              21,298
                                                                                     ------------         ------------

Cash flows from financing activities:
     Proceeds from exercise of options or warrants                                         67,568                   --
     Repurchase of stock                                                                  (43,600)            (107,175)
                                                                                     ------------         ------------

                Net cash provided by/(used in) financing activities                        23,968             (107,175)
                                                                                     ------------         ------------

                Net increase/(decrease) in cash
                   and cash equivalents                                                10,406,411           (1,740,743)

Cash and cash equivalents, beginning of period                                         19,419,197           33,052,815
                                                                                     ------------         ------------

Cash and cash equivalents, end of period                                             $ 29,825,608         $ 31,312,072
                                                                                     ============         ============

Supplemental information of business acquired: Fair value of assets acquired:
         Cash                                                                        $         --         $     18,798
         Non current assets                                                                    --               34,283
         Goodwill                                                                              --              481,009
     Less-liabilities assumed:
         Current liabilities                                                                   --             (218,946)
         Minority interest                                                                     --             (315,144)
                                                                                     ------------         ------------
     Cash paid                                                                                 --                   --
         less-cash acquired                                                                    --               18,798
                                                                                     ------------         ------------
     Acquisition of business, net of cash acquired                                   $         --         $    (18,798)
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

                                  SPEEDUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

      The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2003 audited consolidated financial statements and notes thereto on Form 10-K.

      Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2004 and December 31, 2003, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,442,000 and $2,040,000, unrealized gains/(losses) since acquisition were $(555,000) and $47,000 and the fair market value was $887,000 and $2,087,000, respectively. At March 31, 2004, based upon the fair market value of these securities, 100% was invested in technology companies.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as 'Securities sold and not purchased' represent the value of these securities at fair market value. At March 31, 2004 and December 31, 2003, the Company had sold securities it had not purchased. The aggregate proceeds were $1,654,000 and $4,514,000, unrealized losses since acquisition were $157,000 and $892,000 and the fair market value of the securities was $1,811,000 and $5,406,000, respectively. At March 31, 2004, based upon the fair market value of these securities, 100% was invested in technology companies.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2004 and December 31, 2003, restricted cash balances in the amounts of $782,000 and $3,713,000, respectively, were held by brokerage firms.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment at least annually and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Goodwill in connection with the acquisition of F&B Gudtfood had a balance of $621,000 at December 31, 2003 and March 31, 2004.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considers the remaining useful life to be four years and has accounted for this determination as a change in an estimate. Medical technology, in the aggregate amount of $1,024,000 with accumulated amortization in the amount of $304,000 at March 31, 2004, is being amortized over a period of three years.

      For the three months ended March 31, 2004 and 2003, amortization expense relating to intangible assets was $187,000 and $103,000, respectively. The estimated amortization of intangible assets for the balance of fiscal 2004 and fiscal years 2005 and 2006, the expiration of the remaining useful life of the Company's intangible assets, is $562,000, $749,000 and $544,000, respectively.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the quarter ended March 31, 2004, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 578,184 for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding for basic earnings per share for a total of 16,866,170 weighted average shares outstanding for diluted earnings per share. For the quarters ended March 31, 2004 and 2003, outstanding stock options and warrants in the weighted average amount of 852,165 and 2,088,681, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the quarters ended March 31, 2004 and 2003 is summarized as follows:

                                                     Three months ended March 31,
                                                  --------------------------------
                                                      2004                2003
                                                  ------------        ------------
Net earnings/(loss) as reported                   $ 10,411,802        $ (1,414,663)
After tax effect of pro forma compensation                   0            (122,194)
                                                  ------------        ------------
Pro forma net earnings/(loss)                     $ 10,411,802        $ (1,536,857)
                                                  ============        ============
Earnings/(loss) per share:
Basic - as reported                               $       0.64        $      (0.08)
                                                  ============        ============
Basic - pro forma                                 $       0.64        $      (0.09)
                                                  ============        ============
Diluted - as reported                             $       0.62        $      (0.08)
                                                  ============        ============
Diluted - pro forma                               $       0.62        $      (0.09)
                                                  ============        ============

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

      Unaudited pro forma operating results of the Company for the three months ended March 31, 2003, as though the acquisition of Zargis Medical had occurred on January 1, 2003, are as follows:

        Revenues                                            $    169,807
        Operating loss                                      $ (1,555,811)
        Net loss                                            $ (1,437,311)
        Basic and diluted loss per share                    $      (0.09)

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

3. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. Through May 12, 2004, the Company has repurchased 5,326,649 shares of its Common Stock for an aggregate cost of $5,414,000.

4. Gain from Technology Settlement

      In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

      In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties. These expenses are included in Technology Settlement Expenses for the three months ended March 31, 2004 in the accompanying consolidated statement of operations.

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the three months ended March 31, 2004 and 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the

Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

                                                             Three months ended March 31, 2004
                                           ---------------------------------------------------------------------
                                                                                 Corporate
                                               F&B              Zargis           and other             Totals
                                               ---              ------           ---------             ------
Revenues from external customers           $   149,165        $       0        $      1,850        $    151,015
Depreciation and amortization                   10,037            3,107             272,332             285,476
Operating loss                                (124,136)        (373,496)         (3,890,418)         (4,388,050)
Investment income/(loss)                         1,391            2,914            (262,427)           (258,122)
Goodwill and other intangible assets           620,875          719,594           1,135,112           2,475,581
Fixed assets                                   324,147           34,348             141,642             500,137
Total assets                                   782,288          874,183          33,153,419          34,809,890

                                                             Three months ended March 31, 2003
                                           ---------------------------------------------------------------------
                                                                                 Corporate
                                               F&B              Zargis           and other             Totals
                                               ---              ------           ---------             ------
Revenues from external customers           $   168,451        $       0        $      1,356        $    169,807
Depreciation and amortization                    6,200              756             208,412             215,368
Operating loss                                 (84,091)        (138,343)         (1,132,954)         (1,355,388)
Investment income/(loss)                         7,699                0             (55,229)            (47,530)
Goodwill and other intangible assets           890,356          481,009           1,547,879           2,919,244
Fixed assets                                   113,854           33,526             594,441             741,821
Total assets                                 1,386,421          778,932          41,976,367          44,141,720

      The Company has no foreign operations. During the three months ended March 31, 2004 and 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2003 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own a broadband patent, included in intangible assets, which had a carrying value of $1.2 million and $1.1 million at December 31, 2003 and March 31, 2004, respectively, and currently do not generate significant revenues or cash flows. However, as of December 31, 2003, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize this asset as of December 31, 2003. This estimate evaluated the recovery of this broadband asset compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. As of December 31, 2003, we also reviewed the carrying value of goodwill in the amount of $0.6 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenues decreased $19,000 from $170,000 for the three months ended March 31, 2003 to $151,000 for the three months ended March 31, 2004. This decrease is primarily attributable to unfavorable weather conditions during the 2004 period.

      Selling, general and administrative expenses increased $66,000 from $927,000 for the three months ended March 31, 2003 to $993,000 for the three months ended March 31, 2004. This increase is primarily a result of an increase in selling, general and administrative expenses of Zargis Medical. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      During the three months ended March 31, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. No such expenses were recognized during the three months ended March 31, 2003. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the three months ended March 31, 2004.

      Research and development expenses increased $36,000 from $335,000 for the three months ended March 31, 2003 to $371,000 for the three months ended March 31, 2004. This increase is primarily a result of an increase in research and development expenses of Zargis Medical. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Depreciation and amortization increased $70,000 from $215,000 for the three months ended March 31, 2003 to $285,000 for the three months ended March 31, 2004. This increase is primarily a result of the amortization of medical technology during the three months ended March 31, 2004 resulting from the Zargis Medical acquisition.

      Cost of sales decreased $3,000 from $48,000 for the three months ended March 31, 2003 to $45,000 for the three months ended March 31, 2004. This decrease is primarily a result of a lower level of revenues during the three months ended March 31, 2004.

      During the three months ended March 31, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recognized during the three months ended March 31, 2003.

      Investment loss increased $210,000 from a loss of $48,000 for the three months ended March 31, 2003 to a loss of $258,000 for the three months ended March 31, 2004. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during these periods. The Company records marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Realized losses decreased $710,000 from net losses of $1,129,000 for the three months ended March 31, 2003 to net losses of $419,000 for the three months ended March 31, 2004. Unrealized gains decreased $1,008,000 from net gains of $1,124,000 for the three months ended March 31, 2003 to net gains of $116,000 for the three months ended March 31, 2004.

      Minority interest increased $60,000 from $81,000 for the three months ended March 31, 2003 to $141,000 for the three months ended March 31, 2004. This amount represents the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical.

      Equity in loss of associated company amounted to $93,000 for the three months ended March 31, 2003. This amount reflects the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. As a result, no amount was recorded for the three months ended March 31, 2004.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2004 compared to net cash used in operating activities of $1.7 million for the three months ended March 31, 2003. This net increase in cash provided was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the three months ended March 31, 2004, reduced by $2.9 million in technology settlement expenses. In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the three months ended March 31, 2004.

      Net cash used in investing activities was $178,000 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $21,000 for the three months ended March 31, 2003. This net increase in cash used in investing activities was primarily the result of property and equipment additions.

      Net cash provided by financing activities was $24,000 for the three months ended March 31, 2004 compared to net cash used in financing activities of $107,000 for the three months ended March 31, 2003. This increase in cash provided by financing activities was primarily the result of proceeds received from the exercise of options and warrants and decreased repurchases of treasury stock.

      At March 31, 2004, the Company's future minimum lease payments due under noncancelable leases aggregated $1,903,000. $287,000, $210,000, $212,000,
$216,000 and $222,000 of this amount is due during the twelve months ending March 31, 2005, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at March 31, 2004 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Note 6 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Stock repurchase program:

---------------------------------------------------------------------------------------------------------
                                                                                             (d) Maximum
                                                                                              number (or
                                                                                              Approximate
                                                                        (c) Total number    Dollar Value) of
                                                                         of Shares (or      Shares (or Units)
                                                                        Units) Purchased    that May Yet Be
                           (a) Total Number         (b) Average Price  as Part of Publicly  Purchased Under
                             of Shares (or          Paid per Share (or   Announced Plans     the Plans or
      Period               Units) Purchased                 Unit)         or Programs        Programs (1)
---------------------------------------------------------------------------------------------------------
January 1, 2004 -
   January 31, 2004                   0                    $     0                0              $249,448
---------------------------------------------------------------------------------------------------------
February 1, 2004 -
  February 29, 2004                   0                          0                0               249,448
---------------------------------------------------------------------------------------------------------
March 1, 2004 -
     March 31, 2004              16,000                       2.72           16,000               205,848
---------------------------------------------------------------------------------------------------------
Total                            16,000                       2.72           16,000
---------------------------------------------------------------------------------------------------------

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $4,500,000.

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

      b. Current Reports on Form 8-K:

         A Form 8-K was filed on February 12, 2004 reporting Item 5 and Item 11.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPEEDUS CORP.

Date: May 14, 2004                       By: /s/ Shant S. Hovnanian
                                         --------------------------
                                         Shant S. Hovnanian
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date: May 14, 2004                       By: /s/ Thomas M. Finn
                                         --------------------------
                                         Thomas M. Finn
                                         Treasurer and Chief Financial Officer