Form 10-Q
period 2004-06-30
SPEEDUS CORP
filed 2004-08-16
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 14, 2004 was 16,220,325.

                                  SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

              Consolidated Balance Sheets as of June 30, 2004 (unaudited)
              and December 31, 2003 ..............................................       3

              Consolidated Statements of Operations (unaudited) for the
              Three and Six Months Ended June 30, 2004 and 2003 ..................       4

              Consolidated Statements of Cash Flows (unaudited) for the
              Six Months Ended June 30, 2004 and 2003 ............................       5

              Notes to Consolidated Financial Statements (unaudited) .............      6-9

ITEM 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................................     10-13

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .............     13-14

ITEM 4 -- Controls and Procedures ................................................      14

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings ......................................................      15

ITEM 2 -- Changes in Securities and Use of Proceeds ..............................      15

ITEM 3 -- Defaults Upon Senior Securities ........................................      15

ITEM 4 -- Submission of Matters to a Vote of Security Holders ....................      15

ITEM 5 -- Other Information ......................................................      15

ITEM 6 -- Exhibits and Reports on Form 8-K .......................................      15

Signature Page ...................................................................      16

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14
              of the Securities Exchange Act of 1934, as Adopted Pursuant to
              Section 302 of The Sarbanes-Oxley Act Of 2002.......................      17

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14
              of the Securities Exchange Act of 1934, as Adopted Pursuant to
              Section 302 of The Sarbanes-Oxley Act Of 2002.......................      18

Exhibit 32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of The
              Sarbanes-Oxley Act Of 2002..........................................      19

Exhibit 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of The
              Sarbanes-Oxley Act Of 2002..........................................      20

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,      December 31,
                                                                           2004            2003
                                                                       ------------    ------------
                                                                       (unaudited)
                             ASSETS
Current assets:
    Cash and cash equivalents                                          $ 27,203,635    $ 19,419,197
    Marketable securities                                                    71,740       2,086,638
    Due from broker                                                         793,236       3,713,146
    Prepaid expenses and other                                              156,300          83,222
    Accounts and other receivables                                           63,678          42,500
                                                                       ------------    ------------
    Total current assets                                                 28,288,589      25,344,703
Property and equipment, net of accumulated
  depreciation of $2,221,418 and $2,003,862                                 669,820         419,868
Other intangible assets, net of accumulated
  amortization of $1,426,183 and $1,051,493                               1,667,361       2,042,051
Goodwill                                                                    620,875         620,875
Other investment                                                            600,000              --
Other assets                                                                 83,854          82,563
                                                                       ------------    ------------
    Total assets                                                       $ 31,930,499    $ 28,510,060
                                                                       ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $    203,046    $    151,258
    Accrued liabilities                                                   1,057,188       1,432,426
    Securities sold and not purchased                                       605,500       5,406,135
                                                                       ------------    ------------
    Total current liabilities                                             1,865,734       6,989,819

Minority interest                                                           198,843         531,055

Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,587,674 and 21,516,088                          215,877         215,161
      shares issued)
    Preferred stock ($.01 par value; 20,000,000 shares authorized):
         Series A Junior Participating ($.01 par value; 4,000 shares
           authorized; no shares issued and outstanding)                         --              --
    Additional paid-in-capital                                           90,534,759      90,442,120
    Treasury stock (at cost; 5,367,349 and 5,257,649 shares)             (5,496,829)     (5,250,552)
    Accumulated deficit                                                 (55,387,885)    (64,417,543)
                                                                       ------------    ------------
    Stockholders' equity                                                 29,865,922      20,989,186
                                                                       ------------    ------------
    Total liabilities and stockholders' equity                         $ 31,930,499    $ 28,510,060
                                                                       ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three months ended June 30,      Six months ended June 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Revenues                                   $    200,228    $    204,267    $    351,243    $    374,074
                                           ------------    ------------    ------------    ------------

Expenses:
     Selling, general and administrative      1,169,568       1,148,804       2,162,282       2,075,387
     Technology settlement expenses                   0               0       2,928,583               0
     Research and development                   368,249         422,723         738,994         757,667
     Depreciation and amortization              306,770         260,245         592,246         475,613
     Cost of sales                               83,567          79,481         128,511         127,781
                                           ------------    ------------    ------------    ------------
     Total operating expenses                 1,928,154       1,911,253       6,550,616       3,436,448
                                           ------------    ------------    ------------    ------------

Operating loss                               (1,727,926)     (1,706,986)     (6,199,373)     (3,062,374)

Gain from technology settlement                       0               0      15,000,000               0
Investment income/(loss)                        154,941      (4,450,651)       (103,181)     (4,498,181)
Minority interest                               190,841         224,680         332,212         305,931
Equity in loss of associated company                  0               0               0         (92,996)
                                           ------------    ------------    ------------    ------------

Net earnings/(loss)                        $ (1,382,144)   $ (5,932,957)   $  9,029,658    $ (7,347,620)
                                           ============    ============    ============    ============

Per share:
Basic earnings/(loss) per common share     $      (0.09)   $      (0.36)   $       0.55    $      (0.44)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding - basic                      16,255,244      16,623,149      16,271,615      16,752,374
                                           ============    ============    ============    ============

Diluted earnings/(loss) per common share   $      (0.09)   $      (0.36)   $       0.54    $      (0.44)
                                           ============    ============    ============    ============
Weighted average common shares
    outstanding - diluted                    16,255,244      16,623,149      16,832,814      16,752,374
                                           ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six months ended June 30,
                                                                      ----------------------------
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities:
     Net earnings/(loss)                                              $  9,029,658    $ (7,347,620)
     Adjustments to reconcile net earnings/(loss) to
       net cash provided by/(used in) operating activities:
         Depreciation and amortization                                     592,246         475,613
         Unrealized investment losses                                       58,237       4,200,710
         Equity in loss of associated company                                   --          92,996
         Minority interest                                                (332,212)       (305,931)
         Stock based compensation                                           21,769              --
         Changes in operating assets and liabilities:
            Marketable securities                                        1,993,673         737,138
            Due from broker                                              2,919,910        (691,530)
            Accounts and other receivables                                 (21,178)         (2,401)
            Prepaid expenses and other                                     (73,078)        (71,312)
            Other assets                                                    (1,291)       (154,360)
            Accounts payable                                                51,788        (111,847)
            Accrued liabilities                                           (375,238)       (193,764)
            Securities sold and not purchased                           (4,837,647)     (2,499,630)
            Other current liabilities                                           --           4,016
                                                                      ------------    ------------

                Net cash provided by/(used in) operating activities      9,026,637      (5,867,922)
                                                                      ------------    ------------

Cash flows from investing activities:
     Property and equipment additions                                     (467,508)        (33,404)
     Other investment                                                     (600,000)             --
     Loans and other receivables, net of repayments                             --           2,500
     Acquisition of business, net of cash acquired                              --          18,798
                                                                      ------------    ------------

                Net cash used in investing activities                   (1,067,508)        (12,106)
                                                                      ------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of options or warrants                          71,586          43,313
     Repurchase of stock                                                  (246,277)       (629,695)
                                                                      ------------    ------------

                Net cash used in financing activities                     (174,691)       (586,382)
                                                                      ------------    ------------

                Net increase/(decrease) in cash
                   and cash equivalents                                  7,784,438      (6,466,410)

Cash and cash equivalents, beginning of period                          19,419,197      33,052,815
                                                                      ------------    ------------

Cash and cash equivalents, end of period                              $ 27,203,635    $ 26,586,405
                                                                      ============    ============

Supplemental information of business acquired:
     Fair value of assets acquired:
         Cash                                                         $         --    $     18,798
         Non current assets                                                     --          34,283
         Goodwill                                                               --         481,009
     Less-liabilities assumed:
         Current liabilities                                                    --        (218,946)
         Minority interest                                                      --        (315,144)
                                                                      ------------    ------------
     Cash paid                                                                  --              --
         less-cash acquired                                                     --          18,798
                                                                      ------------    ------------
     Acquisition of business, net of cash acquired                    $         --    $    (18,798)
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

      Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      Companies in which Speedus owns less than 20% of the outstanding voting securities and does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2004 and December 31, 2003, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $663,000 and $2,040,000, unrealized gains/(losses) since acquisition were $(591,000) and $47,000 and the fair market value was $72,000 and $2,087,000, respectively. At June 30, 2004, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investment

      At June 30, 2004, other investment consisted of a convertible promissory note in a non-public drug delivery technology company and is recorded at cost. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances. The Company expects that the promissory note will be converted into common shares of the debtor company, under a formula subject to certain terms and conditions.

Securities Sold But Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as `Securities sold and not purchased' represent the value of these securities at fair market value. At June 30, 2004 and December 31, 2003, the Company had sold securities it had not purchased. The aggregate proceeds were $568,000 and $4,514,000, unrealized losses since acquisition were $38,000 and $892,000 and the fair market value of the securities was $606,000 and $5,406,000, respectively. At June 30, 2004, based upon the fair market value of these securities, 100% was invested in the airline industry.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2004 and December 31, 2003, restricted cash balances in the amounts of $793,000 and $3,713,000, respectively, were held by brokerage firms.

Concentrations of Credit Risk

      Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash and cash equivalents, amounts due from brokers and marketable securities. These instruments are potentially subject to concentrations of credit risk but the Company believes that this risk is limited due to diversification and investments being made in investment grade securities.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment at least annually and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Goodwill in connection with the acquisition of F&B Gudtfood had a balance of $621,000 at December 31, 2003 and June 30, 2004.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. The broadband patent, in the aggregate amount of $2,070,000 with accumulated amortization in the amount of $1,038,000 at June 30, 2004, is being amortized over a period of four years. Medical technology, in the aggregate amount of $1,024,000 with accumulated amortization in the amount of $388,000 at June 30, 2004, is being amortized over a period of three years.

      For the three and six months ended June 30, 2004, amortization expense relating to intangible assets was $187,000 and $375,000, respectively. For the three and six months ended June 30, 2003, amortization expense relating to intangible assets was $157,000 and $260,000, respectively. The estimated amortization of intangible assets for the balance of fiscal 2004 and fiscal years 2005 and 2006, the expiration of the remaining useful life of the Company's intangible assets, is $375,000, $749,000 and $543,000, respectively.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the six months ended June 30, 2004, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 561,199 for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding for basic earnings per share for a total of 16,832,814 weighted average shares outstanding for diluted earnings per share. For the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, outstanding stock options and warrants in the weighted average amount of 1,828,358, 852,165, 2,135,934 and 2,049,449, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

                                             Three months ended June 30,      Six months ended June 30,
                                             ----------------------------    ---------------------------
                                                     (unaudited)                     (unaudited)
                                                 2004            2003            2004           2003
                                             ------------    ------------    ------------   ------------
Net earnings/(loss) as reported              $ (1,382,144)   $ (5,932,957)   $  9,029,658   $ (7,347,620)
After tax effect of pro forma compensation         (4,750)        (73,737)         (4,750)      (195,931)
                                             ------------    ------------    ------------   ------------
Pro forma net earnings/(loss)                $ (1,386,894)   $ (6,006,694)   $  9,024,908   $ (7,543,551)
                                             ============    ============    ============   ============
Earnings/(loss) per share:
Basic - as reported                          $      (0.09)   $      (0.36)   $       0.55   $      (0.44)
                                             ============    ============    ============   ============
Basic - pro forma                            $      (0.09)   $      (0.36)   $       0.55   $      (0.45)
                                             ============    ============    ============   ============
Diluted - as reported                        $      (0.09)   $      (0.36)   $       0.54   $      (0.44)
                                             ============    ============    ============   ============
Diluted - pro forma                          $      (0.09)   $      (0.36)   $       0.54   $      (0.45)
                                             ============    ============    ============   ============

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

      Unaudited pro forma operating results of the Company for the six months ended June 30, 2003, as though the acquisition of Zargis Medical had occurred on January 1, 2003, are as follows:

                Revenues                           $   374,074
                Operating loss                     $(3,262,797)
                Net loss                           $(7,370,268)
                Basic and diluted loss per share   $     (0.44)

      b. On May 6, 2002, the Company acquired a 51% interest in F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating two stores in Manhattan. The acquisition price was $3,500,000. On February 8, 2003, the Company reduced its cash investment in F&B Gudtfood and received $1,775,000 while maintaining its 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment.

3. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. As of June 30, 2004 and through August 14, 2004, the Company has repurchased 5,367,349 shares of its Common Stock for an aggregate cost of $5,497,000.

4. Gain from Technology Settlement

      In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P. (CT&T), received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

      In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties. These expenses are included in Technology Settlement Expenses for the six months ended June 30, 2004 in the accompanying consolidated statement of operations.

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the three and six months ended June 30, 2004 and 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

                                                       Three months ended June 30, 2004
                                             --------------------------------------------------------
                                                                        Corporate
                                                F&B        Zargis       and other         Totals
                                                ---        ------       ---------         ------
      Revenues from external customers       $ 200,228    $       0    $          0    $    200,228
      Depreciation and amortization             25,762        4,211         276,797         306,770
      Operating loss                          (267,627)    (512,710)       (947,589)     (1,727,926)
      Investment income/(loss)                     602        1,284         153,055         154,941
      Goodwill and other intangible assets     620,875      635,441       1,031,920       2,288,236
      Fixed assets                             533,872       30,136         105,812         669,820
      Total assets                             657,259      411,016      30,862,224      31,930,499


                                                         Three months ended June 30, 2003
                                             ---------------------------------------------------------
                                                                          Corporate
                                                 F&B         Zargis       and other         Totals
                                                 ---         ------       ---------         ------
      Revenues from external customers       $   203,387    $       0    $        880    $    204,267
      Depreciation and amortization                6,200        3,108         250,937         260,245
      Operating loss                            (128,165)    (395,388)     (1,183,433)     (1,706,986)
      Investment income/(loss)                     3,643            0      (4,454,294)     (4,450,651)
      Goodwill and other intangible assets       890,356      427,563       1,444,687       2,762,606
      Fixed assets                               137,300      229,086         301,475         667,861
      Total assets                             1,330,893      604,596      41,010,815      42,946,304


                                                        Six months ended June 30, 2004
                                             -------------------------------------------------------
                                                                        Corporate
                                                F&B        Zargis       and other         Totals
                                                ---        ------       ---------         ------
      Revenues from external customers       $ 349,572    $       0    $      1,671    $    351,243
      Depreciation and amortization             35,799        7,318         549,129         592,246
      Operating loss                          (391,763)    (886,206)     (4,921,404)     (6,199,373)
      Investment income/(loss)                   1,993        4,198        (109,372)       (103,181)


                                                        Six months ended June 30, 2003
                                             -------------------------------------------------------
                                                                        Corporate
                                                F&B        Zargis       and other         Totals
                                                ---        ------       ---------         ------
      Revenues from external customers       $ 371,838    $       0    $      2,236    $    374,074
      Depreciation and amortization             12,400        3,864         459,349         475,613
      Operating loss                          (212,256)    (533,731)     (2,316,387)     (3,062,374)
      Investment income/(loss)                  11,342            0      (4,509,523)     (4,498,181)

      The Company has no foreign operations. During the three and six months ended June 30, 2004 and 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

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

      We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals. We own 80% of F&B Gudtfood Holding Corp., the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

      Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, medical diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis' patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient's health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

      We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis' medical products. Some of the major next steps remaining for Zargis include continuing clinical trials for new applications of the Zargis technology and the formation of strategic partnerships for industry and market acceptance.

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met.

      F&B Gudtfood. We own 80% of F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Gudtfood will begin selling F&B Gudtfood franchises through its wholly owned subsidiary, F&B Gudtfood Franchise Corp., in the third quarter of 2004. We have also entered into a management services contract with F&B Gudtfood.

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

      Financial instruments. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, amounts due from brokers and securities sold and not purchased. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own a broadband patent, included in intangible assets, which had a carrying value of $1.2 million and $1.0 million at December 31, 2003 and June 30, 2004, respectively, and currently do not generate any revenues or cash flows. However, as of December 31, 2003, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize this asset as of December 31, 2003. This estimate evaluated the recovery of this broadband asset compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

      Goodwill is reviewed for impairment at least annually. As of December 31, 2003, we reviewed the carrying value of goodwill in the amount of $0.6 million at that time, and estimated based upon our review, taking into account such factors as projected operations and Company's redemption rights in connection with the investment, that there had been no impairment to this carrying value.

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

Six and Three Months Ended June 30, 2004 Compared to Six and Three Months Ended June 30, 2003

      Revenues decreased $23,000 from $374,000 for the six months ended June 30, 2003 to $351,000 for the six months ended June 30, 2004 and decreased $4,000 from $204,000 for the three months ended June 30, 2003 to $200,000 for the three months ended June 30, 2004. These decreases are primarily a result of unfavorable weather conditions, decreasing store traffic. The decrease for the six month periods is net of an increase in the amount of $33,000 as a result of the opening of a second F&B Gudtfood store during the three and six months ended June 30, 2004.

      Selling, general and administrative expenses increased $87,000 from $2,075,000 for the six months ended June 30, 2003 to $2,162,000 for the six months ended June 30, 2004 and increased $21,000 from $1,149,000 for the three months ended June 30, 2003 to $1,170,000 for the three months ended June 30, 2004. These increases are primarily a result of an increase in selling, general and administrative expenses of Zargis Medical. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. Selling, general and administrative expenses also increased by $109,000 during the three months ended June 30, 2004 as a result of the opening of a second F&B Gudtfood store. The increases for these periods are net of decreases in compensation and employee related expenses as a result of staff reductions by Speedus.

      During the six months ended June 30, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the six months ended June 30, 2004.

      Research and development expenses decreased $19,000 from $758,000 for the six months ended June 30, 2003 to $739,000 for the six months ended June 30, 2004 and decreased $55,000 from $423,000 for the three months ended June 30, 2003 to $368,000 for the three months ended June 30, 2004. These decreases are primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Speedus, net of increases in research and development expenses of Zargis Medical. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Depreciation and amortization increased $116,000 from $476,000 for the six months ended June 30, 2003 to $592,000 for the six months ended June 30, 2004 and increased $47,000 from $260,000 for the three months ended June 30, 2003 to $307,000 for the three months ended June 30, 2004. This increase is primarily a result of the amortization of medical technology during the three and six months ended June 30, 2004 resulting from the Zargis Medical acquisition.

      During the three and six months ended June 30, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000.

      Investment loss decreased $4,395,000 from a loss of $4,498,000 for the six months ended June 30, 2003 to a loss of $103,000 for the six months ended June 30, 2004 and decreased $4,606,000 from a loss of $4,451,000 for the three months ended June 30, 2003 to a gain of $155,000 for the three months ended June 30, 2004. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during these periods. The Company records marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Investment results during the three months ended June 30, 2004 were also impacted by a lower level of investment activity. Future levels of investment activities will be impacted by opportunities as they arise. Realized losses decreased $1,032,000 from net losses of $1,434,000 for the six months ended June 30, 2003 to net losses of $402,000 for the six months ended June 30, 2004. Unrealized losses decreased $3,353,000 from net losses of $3,163,000 for the six months ended June 30, 2003 to net gains of $190,000 for the six months ended June 30, 2004.

      Minority interest increased $26,000 from $306,000 for the six months ended June 30, 2003 to $332,000 for the six months ended June 30, 2004 and decreased $34,000 from $225,000 for the three months ended June 30, 2003 to $191,000 for the three months ended June 30, 2004. These amounts represent the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical.

      Equity in loss of associated company amounted to $93,000 for the six months ended June 30, 2003. This amount reflects the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. As a result, no amount was recorded for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      Net cash provided by operating activities was $9.0 million for the six months ended June 30, 2004 compared to net cash used in operating activities of $5.9 million for the six months ended June 30, 2003. This net increase in cash provided was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the six months ended June 30, 2004, reduced by $2.9 million in technology settlement expenses. In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the six months ended June 30, 2004.

      Net cash used in investing activities was $1.1 million for the six months ended June 30, 2004 compared to net cash used in investing activities of $12,000 for the six months ended June 30, 2003. This net increase in cash used in investing activities was the result of property and equipment additions aggregating $0.5 million and a $0.6 million investment made during the 2004 period. The investment consists of a convertible promissory note in a non-public drug delivery technology company and is recorded at cost. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances. The Company expects that the promissory note will be converted into common shares of the debtor company, under a formula subject to certain terms and conditions.

      Net cash used in financing activities was $175,000 for the six months ended June 30, 2004 compared to net cash used in financing activities of $586,000 for the six months ended June 30, 2003. This decrease in cash used in financing activities was primarily the result of decreased repurchases of treasury stock.

      At June 30, 2004, the Company's future minimum lease payments due under noncancelable leases aggregated $1,848,000. $377,000, $361,000, $223,000,
$216,000 and $222,000 of this amount is due during the twelve months ending June 30, 2005, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at June 30, 2004 consist primarily of cash and cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Stock repurchase program:

-------------------------------------------------------------------------------------------------------------
                                                                                             (d) Maximum
                                                                                              number (or
                                                                                             Approximate
                                                                    (c) Total number       Dollar Value) of
                                                                      of Shares (or       Shares (or Un its)
                                                                    Units) Purchased        that May Yet Be
                           (a) Total Number    (b) Average Price   as Part of Publicly      Purchased Under
                            of Shares (or      Paid per Share (or     Announced Plans        the Plans or
      Period               Units) Purchased           Unit)            or Programs            Programs (1)
-------------------------------------------------------------------------------------------------------------
April 1, 2004 -
    April 30, 2004              19,200               $ 2.45               19,200                $158,830
-------------------------------------------------------------------------------------------------------------
May 1 -
    May 31, 2004                74,500                 2.09               74,500                   3,171
-------------------------------------------------------------------------------------------------------------
June 30, 2004 -
    June 30, 2004                    0                    0                    0                   3,171
-------------------------------------------------------------------------------------------------------------
Total                           93,700               $ 2.16               93,700                $  3,171
-------------------------------------------------------------------------------------------------------------

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

      b.    Current Reports on Form 8-K:

              A Form 8-K was filed on May 18, 2004 reporting Item 7 and Item 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPEEDUS CORP.


Date: August 16, 2004                  By: /s/ Shant S. Hovnanian
                                           ----------------------
                                       Shant S. Hovnanian
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date: August 16, 2004                  By: /s/ Thomas M. Finn
                                           -------------------
                                       Thomas M. Finn
                                       Treasurer and Chief Financial Officer