Form 10-Q
period 2004-09-30
SPEEDUS CORP
filed 2004-11-15
CIK 1002520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 10, 2004 was 16,218,725.

                                  SPEEDUS CORP.
                               INDEX TO FORM 10-Q

                                                                                                                     Page
                                                                                                                     ----
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

              Consolidated Balance Sheets as of September 30, 2004 (unaudited)
              and December 31, 2003..............................................................................       3

              Consolidated Statements of Operations (unaudited) for the
              Three and Nine Months Ended September 30, 2004 and 2003............................................       4

              Consolidated Statements of Cash Flows (unaudited) for the
              Nine Months Ended September 30, 2004 and 2003......................................................       5

              Notes to Consolidated Financial Statements (unaudited).............................................    6-10

ITEM 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................   11-15

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................................      15

ITEM 4 -- Controls and Procedures................................................................................      15

PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings......................................................................................      16

ITEM 2 -- Unregistered Sales of Equity Securities and Use of Proceeds............................................      16

ITEM 3 -- Defaults Upon Senior Securities........................................................................      16

ITEM 4 -- Submission of Matters to a Vote of Security Holders....................................................      16

ITEM 5 -- Other Information......................................................................................      16

ITEM 6 -- Exhibits...............................................................................................      16

Signature Page...................................................................................................      17

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act
              of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002......................      18

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act
              of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002......................      19

Exhibit 32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002..........................................      20

Exhibit 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002..........................................      21

                                  SPEEDUS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,       December 31,
                                                                              2004               2003
                                                                         -------------       ------------
                                                                          (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                             $ 25,678,616       $ 19,419,197
    Marketable securities                                                       78,400          2,086,638
    Due from broker                                                                 --          3,131,835
    Prepaid expenses and other                                                 132,913             83,222
    Accounts and other receivables                                              76,681             42,500
                                                                          ------------       ------------
    Total current assets                                                    25,966,610         24,763,392
Property and equipment, net of accumulated
  depreciation of $147,748 and $2,003,862                                      606,560            419,868
Other intangible assets, net of accumulated
  amortization of $1,613,528 and $1,051,493                                  1,616,516          2,042,051
Goodwill                                                                       620,875            620,875
Other investments                                                            1,236,920                 --
Other assets                                                                   812,508            663,874
                                                                          ------------       ------------
    Total assets                                                          $ 30,859,989       $ 28,510,060
                                                                          ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $    221,848       $    151,258
    Accrued liabilities                                                      1,711,895          1,432,426
    Securities sold and not purchased                                               --          5,406,135
                                                                          ------------       ------------
    Total current liabilities                                                1,933,743          6,989,819

Minority interest                                                              190,655            531,055

Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value; 50,000,000
      shares authorized; 21,587,674 and 21,516,088                             215,877            215,161
      shares issued)
    Preferred stock ($.01 par value; 20,000,000 shares authorized):
         Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued
           and outstanding)                                                         --                 --
    Additional paid-in-capital                                              90,539,800         90,442,120
    Treasury stock (at cost; 5,368,949 and 5,257,649 shares)                (5,499,684)        (5,250,552)
    Accumulated deficit                                                    (56,520,402)       (64,417,543)
                                                                          ------------       ------------
    Stockholders' equity                                                    28,735,591         20,989,186
                                                                          ------------       ------------
    Total liabilities and stockholders' equity                            $ 30,859,989       $ 28,510,060
                                                                          ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three months ended September 30,       Nine months ended September 30,
                                              --------------------------------       -------------------------------
                                                  2004                2003               2004               2003
                                              ------------        ------------       ------------       ------------
Revenues                                      $    308,600        $    174,033       $    659,843       $    548,107
                                              ------------        ------------       ------------       ------------

Expenses:
     Selling, general and administrative           998,249           1,130,195          3,160,531          3,205,582
     Technology settlement expenses                      0                   0          2,928,583                  0
     Research and development                      378,143             479,207          1,117,137          1,236,874
     Depreciation and amortization                 278,833             273,196            871,079            748,809
     Cost of sales                                  66,098              36,038            194,609            163,819
                                              ------------        ------------       ------------       ------------
     Total operating expenses                    1,721,323           1,918,636          8,271,939          5,355,084
                                              ------------        ------------       ------------       ------------

Operating loss                                  (1,412,723)         (1,744,603)        (7,612,096)        (4,806,977)

Gain from technology settlement                          0                   0         15,000,000                  0
Investment income/(loss)                           135,518            (432,452)            32,337         (4,930,633)
Minority interest                                  144,688             186,323            476,900            492,254
Equity in loss of associated company                     0                   0                  0            (92,996)
                                              ------------        ------------       ------------       ------------

Net earnings/(loss)                           $ (1,132,517)       $ (1,990,732)      $  7,897,141       $ (9,338,352)
                                              ============        ============       ============       ============

Per share:
Basic earnings/(loss) per common share        $      (0.07)       $      (0.12)      $       0.49       $      (0.56)
                                              ============        ============       ============       ============
Weighted average common shares
    outstanding - basic                         16,219,742          16,280,506         16,254,198         16,593,356
                                              ============        ============       ============       ============

Diluted earnings/(loss) per common share      $      (0.07)       $      (0.12)      $       0.47       $      (0.56)
                                              ============        ============       ============       ============
Weighted average common shares
    outstanding - diluted                       16,219,742          16,280,506         16,816,636         16,593,356
                                              ============        ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SPEEDUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                             2004               2003
                                                                         ------------       ------------
Cash flows from operating activities:
     Net earnings/(loss)                                                 $  7,897,141       $ (9,338,352)
     Adjustments to reconcile net earnings/(loss) to
       net cash provided by/(used in) operating activities:
         Depreciation and amortization                                        871,079            748,809
         Unrealized investment losses                                          11,767            933,632
         Equity in loss of associated company                                      --             92,996
         Minority interest                                                   (476,900)          (492,254)
         Stock based compensation                                              26,810                 --
         Changes in operating assets and liabilities:
            Marketable securities                                           1,996,471            872,764
            Due from broker                                                 3,131,835          3,615,807
            Accounts and other receivables                                    (34,181)            (2,401)
            Prepaid expenses and other                                        (49,691)           (36,830)
            Other assets                                                     (148,634)          (109,420)
            Accounts payable                                                   70,590           (213,733)
            Accrued liabilities                                              (220,531)          (203,203)
            Securities sold and not purchased                              (5,406,135)        (4,967,257)
            Other current liabilities                                              --            (62,336)
                                                                         ------------       ------------

                Net cash provided by/(used in) operating activities         7,669,621         (9,161,778)
                                                                         ------------       ------------

Cash flows from investing activities:
     Property and equipment additions                                        (495,736)           (26,774)
     Other investments                                                       (736,920)                --
     Loans and other receivables, net of repayments                                --              2,500
     Acquisition of business, net of cash acquired                                 --             18,798
                                                                         ------------       ------------

                Net cash used in investing activities                      (1,232,656)            (5,476)
                                                                         ------------       ------------

Cash flows from financing activities:
     Proceeds from exercise of options or warrants                             71,586             87,500
     Repurchase of stock                                                     (249,132)          (875,862)
                                                                         ------------       ------------

                Net cash used in financing activities                        (177,546)          (788,362)
                                                                         ------------       ------------

                Net increase/(decrease) in cash
                   and cash equivalents                                     6,259,419         (9,955,616)

Cash and cash equivalents, beginning of period                             19,419,197         33,052,815
                                                                         ------------       ------------

Cash and cash equivalents, end of period                                 $ 25,678,616       $ 23,097,199
                                                                         ============       ============

Supplemental information of business acquired:
     Fair value of assets acquired:
         Cash                                                            $         --       $     18,798
         Non current assets                                                        --             34,283
         Other intangible assets                                              136,500          1,023,544
     Less-liabilities assumed:
         Current liabilities                                                       --           (218,946)
         Minority interest                                                   (136,500)          (857,679)
                                                                         ------------       ------------
     Cash paid                                                                     --                 --
         less-cash acquired                                                        --            (18,798)
                                                                         ------------       ------------
     Acquisition of business, net of cash acquired                       $         --       $     18,798
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

      Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Marketable Securities

      All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2004 and December 31, 2003, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $679,000 and $2,040,000, unrealized gains/(losses) since acquisition were ($601,000) and $47,000 and the fair market value was $78,000 and $2,087,000, respectively. At September 30, 2004, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investments

      At September 30, 2004, other investments consisted of:

      (a) a convertible promissory note in a subsidiary of a publicly held drug delivery technology company, recorded at cost in the amount of $600,000. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances, and

      (b) convertible term notes in a non-public coal mining company, recorded at cost in the amount of $637,000, including an obligation to purchase $500,000 in convertible term notes which has been accrued at September 30, 2004.

Securities Sold and Not Purchased

      The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as 'Securities sold and not purchased' represent the value of these securities at fair market value. At December 31, 2003, the aggregate proceeds from securities sold but not purchased were $4,514,000, unrealized losses since acquisition were $892,000 and the fair market value of the securities was $5,406,000. At September 30, 2004, the Company held no investments in securities sold and not purchased.

Due From Broker

      In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2003, restricted cash balances in the amount of $3,132,000 were held by brokerage firms. At September 30, 2004, the Company had no amounts due from broker.

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

Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment at least annually and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Goodwill in connection with the acquisition of F&B Gudtfood had a balance of $621,000 at December 31, 2003 and September 30, 2004.

      Other intangible assets consist of: (i) the cost of a broadband patent and
(ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. The broadband patent, in the aggregate amount of $2,070,000 with accumulated amortization in the amount of $1,141,000 at September 30, 2004, is being amortized over a period of four years. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $472,000 at September 30, 2004, is being amortized over a period of three years.

      For the three and nine months ended September 30, 2004, amortization expense relating to intangible assets was $187,000 and $562,000, respectively. For the three and nine months ended September 30, 2003, amortization expense relating to intangible assets was $173,000 and $433,000, respectively. The estimated amortization of intangible assets for the balance of fiscal 2004 and fiscal years 2005, 2006 and 2007, the expiration of the remaining useful life of the Company's intangible assets, is $199,000, $795,000, $589,000 and $34,000, respectively.

Revenue Recognition

      Revenues from F&B Gudtfood's operations are recorded on a cash basis.

Earnings Per Share

      Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

      For the nine months ended September 30, 2004, the weighted average common shares for diluted earnings per share were determined by adding 562,438 weighted average shares for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding used for basic earnings per share for a total of 16,816,636 weighted average shares outstanding for diluted earnings per share. For the three and nine months ended September 30, 2004, outstanding stock options and warrants in the weighted average amount of 1,837,215 and 836,385, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive. For the three and nine months ended September 30, 2003, outstanding stock options and warrants in the weighted average amount of 2,171,030 and 2,035,998, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

      Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the three and nine months ended September 30, 2004 and 2003 is summarized as follows:

                                                       Three months ended September 30,        Nine months ended September 30,
                                                      ---------------------------------       --------------------------------
                                                                 (unaudited)                            (unaudited)
                                                           2004                2003                2004               2003
                                                      -------------       -------------       -------------      -------------
      Net earnings/(loss) as reported                 $  (1,132,517)      $  (1,990,732)      $   7,897,141      $  (9,338,352)
      After tax effect of pro forma compensation             (1,979)            (98,054)             (6,729)          (293,985)
                                                      -------------       -------------       -------------      -------------
      Pro forma net earnings/(loss)                   $  (1,134,496)      $  (2,088,786)      $   7,890,412      $  (9,632,337)
                                                      =============       =============       =============      =============
      Earnings/(loss) per share:
      Basic - as reported                             $       (0.07)      $       (0.12)      $        0.49      $       (0.56)
                                                      =============       =============       =============      =============
      Basic - pro forma                               $       (0.07)      $       (0.13)      $        0.49      $       (0.58)
                                                      =============       =============       =============      =============
      Diluted - as reported                           $       (0.07)      $       (0.12)      $        0.47      $       (0.56)
                                                      =============       =============       =============      =============
      Diluted - pro forma                             $       (0.07)      $       (0.13)      $        0.47      $       (0.58)
                                                      =============       =============       =============      =============

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Acquisitions

      a. On February 28, 2003, the Company increased its investment in Zargis Medical to 57.7% with an additional investment of $1,250,000. Prior to February 28, 2003, the Company held a 46.4% interest in Zargis and accounted for its investment under the equity method of accounting. On July 28, 2003, the Company increased its ownership in Zargis Medical to 68.9% with an additional investment of $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met. On September 22, 2004, the Company increased its ownership in Zargis Medical to 72.7% with an additional investment of $500,000.

      This acquisition was accounted for using the purchase method of accounting. The results of operations of Zargis Medical have been included in the consolidated statements of operations from the date of acquisition. The $3,750,000 aggregate purchase price was allocated as follows: $3,769,000 to cash, $34,000 to non current assets, $1,160,000 to other intangible assets, $(219,000) to current liabilities and $(994,000) to minority interest. An aggregate of $1,160,000 has been allocated as medical technology to an intangible asset and is being amortized over a period of three years.

      Unaudited pro forma operating results of the Company for the nine months ended September 30, 2003, as though the acquisition of Zargis Medical had occurred on January 1, 2003, are as follows:

            Revenues                              $   548,107
            Operating loss                        $(5,287,820)
            Net loss                              $(9,673,167)
            Basic and diluted loss per share      $     (0.58)

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

3. Stockholders' Equity

Treasury Stock

      In March 2003, the Company's Board of Directors approved an extension of the Company's stock repurchase program for up to an additional $1 million of the Company's common stock for an aggregate authorization of $5.5 million. As of September 30, 2004 and through November 13, 2004, the Company has repurchased 5,368,949 shares of its Common Stock for an aggregate cost of $5.5 million.

4. Gain from Technology Settlement

      In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P. (CT&T), received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

      In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties. These expenses are included in Technology Settlement Expenses for the nine months ended September 30, 2004 in the accompanying consolidated statement of operations.

5. Business Segment Information

      The following table sets forth the Company's financial performance by reportable operating segment for the three and nine months ended September 30, 2004 and 2003. F&B Gudtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

                                                                 Three months ended September 30, 2004
                                                ---------------------------------------------------------------------
                                                                                        Corporate
                                                    F&B               Zargis            and other            Totals
                                                    ---               ------            ---------            ------
      Revenues from external customers          $    307,069       $          0       $      1,531       $    308,600
      Depreciation and amortization                   26,151              4,211            248,471            278,833
      Operating loss                                (135,092)          (404,039)          (873,592)        (1,412,723)
      Investment income/(loss)                           198              2,170            133,150            135,518
      Goodwill and other intangible assets           620,875            687,788            928,728          2,237,391
      Fixed assets                                   535,949             25,925             44,686            606,560
      Total assets                                   665,059            522,331         29,672,599         30,859,989

                                                                  Three months ended September 30, 2003
                                                ---------------------------------------------------------------------
                                                                                        Corporate
                                                    F&B               Zargis            and other            Totals
                                                    ---               ------            ---------            ------
      Revenues from external customers          $    172,973       $          0       $      1,060       $    174,033
      Depreciation and amortization                    6,200              1,985            265,011            273,196
      Operating loss                                (147,894)          (610,246)          (986,463)        (1,744,603)
      Investment income/(loss)                         2,967                  0           (435,419)          (432,452)
      Goodwill and other intangible assets           890,356            899,877          1,341,496          3,131,729
      Fixed assets                                   129,348             27,312            408,544            565,204
      Total assets                                 1,213,641          1,790,370         32,229,536         35,233,547

                                                                  Nine months ended September 30, 2004
                                                ---------------------------------------------------------------------
                                                                                        Corporate
                                                    F&B               Zargis            and other            Totals
                                                    ---               ------            ---------            ------
      Revenues from external customers          $    656,641       $          0       $      3,202       $    659,843
      Depreciation and amortization                   61,950             11,529            797,600            871,079
      Operating loss                                (526,855)        (1,290,245)        (5,794,996)        (7,612,096)
      Investment income/(loss)                         2,191              6,368             23,778             32,337

                                                                  Nine months ended September 30, 2003
                                                ---------------------------------------------------------------------
                                                                                        Corporate
                                                    F&B               Zargis            and other            Totals
                                                    ---               ------            ---------            ------
      Revenues from external customers          $    544,811       $          0       $      3,296       $    548,107
      Depreciation and amortization                   18,600              5,849            724,360            748,809
      Operating loss                                (382,834)        (1,143,977)        (3,280,166)        (4,806,977)
      Investment income/(loss)                        14,309                  0         (4,944,942)        (4,930,633)

      The Company has no foreign operations. During the three and nine months ended September 30, 2004 and 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

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

7. Subsequent Event

      In October 2004, the Company purchased convertible promissory notes in a non-public medical technology company for a cost of $300,000. In connection with this investment, the Company also received warrants to purchase 150,000 shares of common stock at 80% of the per share sales price of equity securities sold in the next round of financing.

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

      In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met. In September 2004, we increased our ownership in Zargis Medical to 72.7% by investing an additional $500,000.

      F&B Gudtfood. We own 80% of F&B Gudtfood, the creator and operator of the original Eurocentric "chic and quick" cafe, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Gudtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Gudtfood will begin selling F&B Gudtfood franchises through its wholly owned subsidiary, F&B Gudtfood Franchise Corp. We have also entered into a management services contract with F&B Gudtfood.

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

      Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own a broadband patent, included in intangible assets, which had a carrying value of $1.2 million and $0.9 million at December 31, 2003 and September 30, 2004, respectively, and currently do not generate any revenues or cash flows. However, as of December 31, 2003, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize this asset as of December 31, 2003. This estimate evaluated the recovery of this broadband asset compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Nine and Three Months Ended September 30, 2004 Compared to Nine and Three Months Ended September 30, 2003

      Revenues increased $112,000 from $548,000 for the nine months ended September 30, 2003 to $660,000 for the nine months ended September 30, 2004 and increased $135,000 from $174,000 for the three months ended September 30, 2003 to $309,000 for the three months ended September 30, 2004. These increases are primarily a result of the opening of a second F&B Gudtfood store during the second quarter of 2004. Revenues generated by the second store were $155,000 and $189,000 for the three and nine months ended September 30, 2004, respectively. These increases are net of decreases in revenues generated by the first store in the amounts of $21,000 and $77,000 for the three and nine months ended September 30, 2004, respectively, compared to the comparable 2003 periods as a result of unfavorable weather conditions, decreasing store traffic.

      Selling, general and administrative expenses decreased $45,000 from $3,206,000 for the nine months ended September 30, 2003 to $3,161,000 for the nine months ended September 30, 2004 and decreased $132,000 from $1,130,000 for the three months ended September 30, 2003 to $998,000 for the three months ended September 30, 2004. These decreases are primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Speedus. These decreases are net of increases as a result of the opening of a second F&B Gudtfood store during the second quarter of 2004. The decrease for the nine months ended September 30, 2004 is also net of an increase as a result of Zargis Medical being included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      During the nine months ended September 30, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the nine months ended September 30, 2004.

      Research and development expenses decreased $120,000 from $1,237,000 for the nine months ended September 30, 2003 to $1,117,000 for the nine months ended September 30, 2004 and decreased $101,000 from $479,000 for the three months ended September 30, 2003 to $378,000 for the nine months ended September 30, 2004. These decreases are primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Speedus. The decrease for the nine months ended September 30, 2004 is net of an increase as a result of Zargis Medical being included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

      Depreciation and amortization increased $122,000 from $749,000 for the nine months ended September 30, 2003 to $871,000 for the nine months ended September 30, 2004 and increased $6,000 from $273,000 for the three months ended September 30, 2003 to $279,000 for the three months ended September 30, 2004. This increase is primarily a result of the amortization of medical technology during the three and nine months ended September 30, 2004 resulting from the investments in Zargis Medical.

      During the three and nine months ended September 30, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000.

      Investment income/(loss) increased $4,963,000 from a loss of $4,931,000 for the nine months ended September 30, 2003 to a gain of $32,000 for the nine months ended September 30, 2004 and increased $568,000 from a loss of $432,000 for the three months ended September 30, 2003 to a gain of $136,000 for the three months ended September 30, 2004. These changes are primarily a result of the recognition of realized and unrealized gains/(losses) during these periods. The Company records marketable securities and securities sold and not purchased at the fair market value of the securities. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods. Investment results during the three months and nine months ended September 30, 2004 were also impacted by a lower level of investment activity. Future levels of investment activities will be impacted by opportunities as they arise. Realized losses decreased $3,858,000 from net losses of $4,225,000 for the nine months ended September 30, 2003 to net losses of $367,000 for the nine months ended September 30, 2004. Unrealized losses decreased $1,050,000 from net losses of $832,000 for the nine months ended September 30, 2003 to net gains of $218,000 for the nine months ended September 30, 2004.

      Minority interest decreased $15,000 from $492,000 for the nine months ended September 30, 2003 to $477,000 for the nine months ended September 30, 2004 and decreased $41,000 from $186,000 for the three months ended September 30, 2003 to $145,000 for the three months ended September 30, 2004. These amounts represent the interest of minority stockholders in the losses of F&B Gudtfood and Zargis Medical.

      Equity in loss of associated company amounted to $93,000 for the nine months ended September 30, 2003. This amount reflects the Company's share in Zargis Medical's operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. As a result, no amounts were recorded for the three and nine months ended September 30, 2004 or for the three months ended September 30, 2003.

Liquidity and Capital Resources

      The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

      Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2004 compared to net cash used in operating activities of $9.2 million for the nine months ended September 30, 2003. This net increase in cash provided was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the nine months ended September 30, 2004, reduced by $2.9 million in technology settlement expenses. In February 2004, the Company's wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the nine months ended September 30, 2004. This net increase in cash provided was also a result of a $4.9 million decrease in investment loss from losses of $4.9 million for the nine months ended September 30, 2003 to a gain of $32,000 for the nine months ended September 30, 2004.

      Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2004 compared to net cash used in investing activities of $5,000 for the nine months ended September 30, 2003. This net increase in cash used in investing activities was the result of property and equipment additions aggregating $0.5 million and other investments aggregating $0.7 million investment made during the 2004 period. These investments consist of: (a) a convertible promissory note in a subsidiary of a publicly traded drug delivery technology company, recorded at cost in the amount of $600,000. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances, and (b) convertible term notes in a non-public coal mining company, recorded at cost in the amount of $637,000, including an obligation to purchase $500,000 in convertible term notes which has been accrued at September 30, 2004.

      Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2004 compared to net cash used in financing activities of $0.8 million for the nine months ended September 30, 2003. This decrease in cash used in financing activities was primarily the result of decreased repurchases of treasury stock.

      At September 30, 2004, the Company's future minimum lease payments due under noncancelable leases aggregated $1,966,000. $89,000 of this amount is due during the remainder of 2004; $349,000, $304,000, $215,000, $221,000 and
$227,000 of this amount is due during the twelve months ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter.

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

      We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have also sold publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At September 30, 2004, the Company held no investments in securities sold and not purchased.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial instruments at September 30, 2004 consist primarily of cash and cash equivalents, which are subject to interest rate risk, and marketable securities and securities sold and not purchased, which are subject to equity price risk.

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

      There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Stock repurchase program:

      --------------------------------------------------------------------------------------------------------------
                                                                                                     (d) Maximum
                                                                                                     number (or
                                                                                                     Approximate
                                                                             (c) Total number     Dollar Value) of
                                                                               of Shares (or      Shares (or Units)
                                                                             Units) Purchased      that May Yet Be
                                   (a) Total Number     (b) Average Price   as Part of Publicly    Purchased Under
                                     of Shares (or     Paid per Share (or     Announced Plans       the Plans or
             Period                Units) Purchased           Unit)             or Programs         Programs (1)
      --------------------------------------------------------------------------------------------------------------
      July 1, 2004 -
         July 31, 2004                        0               $ 0.00                    0              $ 3,171
      --------------------------------------------------------------------------------------------------------------
      August 1 -
         August 31, 2004                  1,600                 1.78                1,600                  316
      --------------------------------------------------------------------------------------------------------------
      September 1, 2004 -
         September 30, 2004                   0                 0.00                    0                  316
      --------------------------------------------------------------------------------------------------------------
      Total                               1,600               $ 1.78                1,600              $   316
      --------------------------------------------------------------------------------------------------------------

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

                                       SPEEDUS CORP.


Date: November 15, 2004                By: /s/ Shant S. Hovnanian
                                           -------------------------------------
                                           Shant S. Hovnanian
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date: November 15, 2004                By: /s/ Thomas M. Finn
                                           -------------------------------------
                                           Thomas M. Finn
                                           Treasurer and Chief Financial Officer