Form 10-K
period 2004-12-31
SPEEDUS CORP
filed 2005-03-31
CIK 1002520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______ to _______ Commission file number: 000-27582 SPEEDUS CORP. (Exact name of registrant as specified in its charter)

Delaware	13-3853788
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9 Desbrosses Street, Suite 402, New York, NY	10013
(Address of Principal Executive Offices)	(Zip code)

(888) 773-3669
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  No

                The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $18,183,000 on June 30, 2004, based on the closing trade price of the Common Stock on the NASDAQ SmallCap Market on that date.

                The number of shares of Common Stock outstanding as of March 23, 2005 was 16,218,725.

—————————————————————————

DOCUMENTS INCORPORATED BY REFERENCE

None

SPEEDUS CORP. TABLE OF CONTENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may effect the Company’s financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company’s ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-K regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
2

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

                We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals. We own 80% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

                Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, medical diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis’ patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient’s health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

                We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis’ medical products. Some of the major next steps remaining for Zargis include continuing clinical trials for new applications of the Zargis technology and the formation of strategic partnerships for industry and market acceptance.

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

                F&B Güdtfood. We own 80% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Güdtfood will begin selling F&B Güdtfood franchises through its wholly owned subsidiary, F&B Güdtfood Franchise Corp. We have also entered into a management services contract with F&B Güdtfood.

                Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have six domestic patents with expiration dates ranging from 2007 through 2017, with approximately 37 international counterparts in 21 countries. We also have 21 patents pending in an additional 6 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for such a wireless communications system to be constructed without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

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

                Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

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

                Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Companies have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.

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

                We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2004, had an accumulated deficit of approximately $58.4 million. We believe that we have sufficient liquidity to finance our current level of operations through the 2005 fiscal year. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

Our existing operations and infrastructure may not be adequate to manage the growth necessary for successful implementation of our business plan.

                Successful implementation of our business plan will require the management of growth. Our existing operations and infrastructure may not be adequate to manage such growth, and any steps taken to improve such systems and controls may not be sufficient. Our future success will depend in part upon attracting and retaining the services of current management and technical personnel. We also may not be successful in attracting, assimilating and retaining new personnel in the future as future growth takes place. We do not maintain “key person” life insurance policies on any of our key personnel.

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 40% of our Common Stock, may have the power acting together to control the direction and future operations of our company.

                Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 40% of our outstanding Common Stock at March 15, 2005. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

                The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2004, 2003 and 2002, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $4.28 to $1.39, $1.65 to $0.71 and $1.37 to $0.68, respectively. The closing sale price of our Common Stock was $2.13 on March 23, 2005. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

                On several occasions through 2003, we were not in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. Most recently, in June 2003, we received notice from Nasdaq that we had regained compliance with Marketplace Rule 4450(a)(5) and the matter was closed.

                If our Common Stock were delisted from Nasdaq, trading in our Common Stock would have to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market, also referred to as the “pink sheets”. If that were to occur, liquidity for our Common Stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our Common Stock.

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

                Shares of Common Stock held by Shant S. Hovnanian and Vahak S. Hovnanian have been held by each of them for the requisite holding periods under Rule 144 under the Securities Act and may be sold in accordance with volume restrictions.

Risks related to certain short-term investments

Securities that we invest in are subject to market price risks.

                As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities.

                We have in the past and may in the future sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

The Company is seeking to eliminate the risk that it could be deemed to be an investment company.

                The Company has substantial liquidity. Although a portion of the Company’s cash is invested in securities, the Company is pursuing an acquisition strategy that will, if successfully executed, eliminate any risk of it being deemed to be an investment company.

                Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company’s total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. If it is deemed to be an investment company, it might need to dispose of or acquire investments in order to avoid investment company status.

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

                Although the Company believes that its products are technologically current, the development of new technologies or refinements of existing ones by the Company’s competitors could at any time make the Company’s existing products technologically or economically obsolete. Although the Company is not aware of any pending technological developments that would be likely to materially and adversely affect its business or financial position, there can be no assurance that such developments will not occur at any time.

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

ITEM 2.   PROPERTIES

                All of our properties are leased space. Information on our major locations is presented below:

Location	Use	Square footage	Lease expiration	Renewal options
New York, NY	Executive and administrative	2,500	2005	15 six-month extensions
New York, NY	F&B restaurant	1,300	2009	None
New York, NY	F&B restaurant	1,500	2014	None
New York, NY	Other	3,000	2006	None
Princeton, NJ	Administrative and research	2,500	2009	None

ITEM 3. LEGAL PROCEEDINGS The Company is not currently involved in any material pending legal proceedings.
8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of shareholders held on December 21, 2004, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

1. Election of Directors:

Name of Director	Votes For	Votes Withheld
Shant S. Hovnanian	13,498,713	133,297
Vahak S. Hovnanian	13,079,864	552,146
William F. Leimkuhler	13,128,609	503,401
Jeffrey Najarian	13,122,709	509,301
Christopher Vizas	13,123,035	508,975

2. Appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions
13,580,867	44,601	6,542

3. Approval of an amendment to the Company’s 1995 Stock Incentive Plan, as amended, to increase the number of shares of Common Stock available for issuance by 500,000 shares from 2,750,000 to 3,250,000, based upon 13,632,010 shares of Common Stock voted:

Votes For	Votes Against	Abstentions	No Vote
6,925,729	930,327	24,610	5,751,344
9

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                   Our Common Stock is listed for quotation on the Nasdaq SmallCap Market and trades under the symbol “SPDE.” The following table sets forth high, low and closing trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale	Closing Sale

2004

First quarter	$3.950	$1.390	$2.690
Second quarter	4.280	1.830	2.380
Third quarter	2.630	1.600	1.890
Fourth quarter	3.800	1.710	2.860

2003

First quarter	$.820	$.710	$.770
Second quarter	1.650	.730	1.180
Third quarter	1.600	.980	1.190
Fourth quarter	1.550	.950	1.390

                On several occasions through 2003, we were not in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. Most recently, in June 2003, we received notice from Nasdaq that we had regained compliance with Marketplace Rule 4450(a)(5) and the matter was closed.

                On March 23, 2005, the closing trade price of our Common Stock was $2.13 per share. As of December 31, 2004, there were approximately 300 registered shareholders and, to the best of our belief, approximately 6,000 beneficial owners of our Common Stock. During the year ended December 31, 2004, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

                We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Issuer Purchases of Equity Securities

                 During the fourth quarter of 2004, the Company did not purchase any of its own equity securities.

Equity Compensation Plans

                The following table sets forth certain information as of December 31, 2004 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance

Equity compensation plans approved by
security holders	1,778,959	$2.37	1,279,368
Equity compensation plans not
approved by security holders
Total	1,778,959	$2.37	1,279,368
10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Data
Revenues	$917	$711	$907	$69	$105
Total operating expenses	10,778	7,581	11,380	16,353	11,889
Operating loss	(9,861)	(6,870)	(10,473)	(16,284)	(11,784)
Net interest/investment income/(loss)	419	(4,520)	(194)	9,059	3,468
Minority interest	508	779	80	—	—
Equity in loss of associated company	—	(93)	(521)	(125)	(570)
Other income	—	—	—	86	100
Settlement of litigation	15,000	—	—	—	(283)
Provision for taxes	(62)	—	—	—	—

Net earnings/(loss)	$6,004	$(10,704)	$(11,108)	$(7,264)	$(9,069)

Per Common Share
Basic earnings/(loss)	$(0.37)	$(0.65)	$(0.62)	$(0.36)	$(0.44)
Weighted average outstanding	16,245,281	16,498,267	17,927,000	19,947,784	20,445,586

Diluted earnings/(loss)	$(0.36)	$(0.65)	$(0.62)	$(0.36)	$(0.44)
Weighted average outstanding	16,799,298	16,498,267	17,927,000	19,947,784	20,445,586

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$17,741	$19,419	$33,053	$39,934	$38,595
United States Treasury bills	5,977	—	—	—	—
Working capital	23,329	17,774	29,544	37,528	36,765
Net property and equipment	610	420	820	5,828	8,660
Net other intangible assets	1,418	2,042	1,651	1,799	2,197
Net goodwill	—	621	1,760	—	6,049
Total assets	28,682	28,510	50,185	53,892	57,628
Minority interest	159	531	1,592	—	—
Total liabilities	1,673	6,990	16,175	8,410	2,773
Total equity	26,850	20,989	32,418	45,482	54,855

In February 2003, the Company acquired a majority interest in Zargis Medical This acquisition was accounted for using the purchase method of accounting and the results of operations of Zargis Medical have been included in the consolidated statements of operations for the periods subsequent to February 28, 2003.

In May 2002, the Company acquired a 51% interest in F&B Güdtfood This acquisition was accounted for using the purchase method of accounting and the results of operations of F&B Güdtfood have been included in the consolidated statements of operations for the periods subsequent to May 6, 2002.

In June 2000, the Company purchased the remaining 55% interest in Speedia, LLC that it did not already own. This acquisition was accounted for using the purchase method of accounting and the results of operations of Speedia have been included in the consolidated statements of operations for the periods subsequent to June 30, 2000.

For additional information on these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals. We own 80% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

                Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, medical diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis’ patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals to be used as part of general medical examinations and physicals to detect murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient’s health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

                We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis’ medical products. Some of the major next steps remaining for Zargis include continuing clinical trials for new applications of the Zargis technology and the formation of strategic partnerships for industry and market acceptance.

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

                F&B Güdtfood. We own 80% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%. We expect that F&B Güdtfood will begin selling F&B Güdtfood franchises through its wholly owned subsidiary, F&B Güdtfood Franchise Corp. We have also entered into a management services contract with F&B Güdtfood.

                Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have six domestic patents with expiration dates ranging from 2007 through 2017, with approximately 37 international counterparts in 21 countries. We also have 21 patents pending in an additional 6 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for such a wireless communications system to be constructed without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

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

                Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

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

                Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $0.8 million at December 31, 2004 and currently do not generate significant revenues or cash flows. However, as of December 31, 2004, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2004. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. We also reviewed the carrying value of goodwill recorded in connection with the F&B Güdtfood acquisition and estimated based upon our review, taking into account such factors as projected operations, that there had been impairment to this carrying value. As a result, we recorded a charge in the amount of $621,000, the balance of our goodwill, during the fourth quarter of 2004.

                Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, our results of operations will be affected in the period that the difference is known.

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

Revenues increased $206,000 from $711,000 for the twelve months ended December 31, 2003 to $917,000 for the twelve months ended December 31, 2004. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004. Revenues generated by the second store were $279,000 for 2004. This increase is net of a decrease in revenues in the amount of $72,000, generated by the first store in 2004 as a result of unfavorable weather conditions, decreasing store traffic.

Selling, general and administrative expenses decreased $181,000 from $4,495,000 for the twelve months ended December 31, 2003 to $4,314,000 for the twelve months ended December 31, 2004. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Speedus. This decrease is net of an increase as a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

                During the twelve months ended December 31, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the twelve months ended December 31, 2004.

                Research and development expenses decreased $189,000 from $1,705,000 for the twelve months ended December 31, 2003 to $1,516,000 for the twelve months ended December 31, 2004. These decreases are primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Speedus.

                Depreciation and amortization decreased $42,000 from $1,159,000 for the twelve months ended December 31, 2003 to $1,117,000 for the twelve months ended December 31, 2004. This decrease, net of an increase in the amount of $128,000 during 2004 compared to 2003 for amortization of medical technology resulting from the Zargis acquisition, is a result of assets becoming fully depreciated.

                During the twelve months ended December 31, 2004, the Company recorded an impairment charge in the amount of $621,000 in connection with goodwill recorded in connection with the F&B Güdtfood acquisition.

                Cost of sales increased $59,000 from $223,000 for the twelve months ended December 31, 2003 to $282,000 for the twelve months ended December 31, 2004. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

                During the twelve months ended December 31, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000.

                Investment income increased $4,939,000 from a net loss in the amount of $4,520,000 for the twelve months ended December 31, 2003 to a net gain in the amount of $419,000 for the twelve months ended December 31, 2004. This increase is primarily a result of realized and unrealized gains and losses. Realized losses decreased $6,316,000 from net losses of $6,668,000 for the twelve months ended December 31, 2003 to net losses of $352,000 for the twelve months ended December 31, 2004. Unrealized gains increased $394,000 from net losses of $107,000 for the twelve months ended December 31, 2003 to net gains of $287,000 for the twelve months ended December 31, 2004. Investment gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

                Equity in loss of associated company amounted to $93,000 for the twelve months ended December 31, 2003. This amount reflects the Company’s share in Zargis Medical’s operations, accounted for under the equity method, through February 27, 2003. Zargis Medical is included in the consolidated financial statements of the

Company since February 28, 2003, the date of acquisition of a majority interest. As a result, no amounts were recorded for the twelve months ended December 31, 2004.

Minority interest decreased $271,000 from $779,000 for the twelve months ended December 31, 2003 to $508,000 for the twelve months ended December 31, 2004. These amounts represent the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest.
During the twelve months ended December 31, 2004, the Company recorded a provision for taxes in the amount of $62,000.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Revenues decreased $196,000 from $907,000 for the twelve months ended December 31, 2002 to $711,000 for the twelve months ended December 31, 2003. $428,000 of this net decrease is a result of revenues recognized in 2002 from the sale and activation of wireless phones through the Company’s online cell phone store, 007phones. No such revenues were recognized in 2003. The decrease in revenues is net of an increase recognized by F&B Güdtfood in the amount of $260,000 from $446,000 in 2002 to $706,000 in 2003. F&B Güdtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

                Selling, general and administrative expenses decreased $144,000 from $4,639,000 for the twelve months ended December 31, 2002 to $4,495,000 for the twelve months ended December 31, 2003. This decrease is net of increases in the amounts of $600,000 and $502,000 compared to 2002 as a result of increases attributable to F&B Güdtfood and Zargis Medical, respectively, which are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The net decreases are a result of decreases in legal expenses, and compensation and employee related expenses as a result of staff reductions by Speedus.

                Research and development expenses increased $759,000 from $946,000 for the twelve months ended December 31, 2002 to $1,705,000 for the twelve months ended December 31, 2003. $839,000 of this net increase is a result of Zargis Medical’s inclusion in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest. These increases are net of decreases in compensation and employee related expenses as a result of staff reductions by Speedus.

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

                Cost of sales decreased $293,000 from $516,000 for the twelve months ended December 31, 2002 to $223,000 for the twelve months ended December 31, 2003. $381,000 of this net decrease is a result of costs recognized in 2002 from the sale and activation of wireless phones through the Company’s online cell phone store, 007phones. No such costs were incurred in 2003. The decrease in cost of sales is net of an increase attributable to F&B Güdtfood in the amount of $88,000 from $135,000 in 2002 to $223,000 in 2003. F&B Güdtfood is included in the consolidated financial statements of the Company since May 6, 2002, the date of acquisition of a majority interest.

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

                Equity in loss of associated company decreased $428,000 from $521,000 for the twelve months ended December 31, 2002 to $93,000 for the twelve months ended December 31, 2003. These amounts reflect the Company’s share in Zargis Medical’s operations, accounted for under the equity method prior to February 28, 2003. Zargis Medical is included in the consolidated financial statements of the Company since February 28, 2003, the date of acquisition of a majority interest.

Minority interest increased $699,000 from $80,000 for the twelve months ended December 31, 2002 to $779,000 for the twelve months ended December 31, 2003. These amounts represent the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest.
16

Liquidity and Capital Resources

                The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

                Net cash provided by operating activities was $0.6 million for the year ended December 31, 2004 compared to net cash used in operating activities of $12.9 million for the year ended December 31, 2003. This net increase of $13.5 million in cash provided by operating activities was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the twelve months ended December 31, 2004, reduced by $2.9 million in technology settlement expenses. In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the twelve months ended December 31, 2004. This net increase in cash provided from operating activities was also a result of a $4.9 million decrease in investment loss from losses of $4.5 million for the twelve months ended December 31, 2003 to a gain of $0.4 million for the twelve months ended December 31, 2004. These increases are net of a decrease as a result of a $6.0 million purchase of United States Treasury bills.

                Net cash used in investing activities was $2.1 million for the year ended December 31, 2004, primarily the result of $0.5 million in property and equipment additions as a result of the opening of a second F&B Güdtfood store and $1.6 million in other investments.

                Net cash used in financing activities was $0.2 million for the year ended December 31, 2004 compared to $0.7 million for the year ended December 31, 2003. This decrease of $0.5 million was substantially the result of decreased repurchases of treasury stock during 2004.

                At December 31, 2004, the Company’s future minimum lease payments due under noncancelable leases aggregated $2,178,000. $458,000, $365,000, $276,000, $284,000 and $233,000 of this amount is due during the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

                The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2005 fiscal year. However, the Company does not expect to have earnings from operations until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company’s financial condition, operating results and prospects for growth.

                We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing.

Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on the Company’s financial statements.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS 123R could have a material impact on the Company’s financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s financial instruments at December 31, 2004 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to equity price risk.

                As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

                The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. The Company’s investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.   CONTROLS AND PROCEDURES

                Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief

Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

                 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

                None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 15, 2005.

Name	Age	Position

Shant S. Hovnanian	45	Chairman of the Board of Directors,
		President and Chief Executive Officer
Vahak S. Hovnanian	73	Director
William F. Leimkuhler	53	Director
Jeffrey Najarian	46	Director
Christopher Vizas	55	Director
Thomas M. Finn	57	Secretary, Treasurer and Chief Financial
		Officer
Michael Bacon	39	Executive Vice President
John A. Kallassy	40	Executive Vice President

                Shant S. Hovnanian has served as our Chairman of the Board of Directors, President and Chief Executive Officer since October 1995. From June 1980 until January 1991, Mr. Hovnanian served as Executive Vice President of the V. S. Hovnanian Group (the “Hovnanian Group”), consisting of home building operations, real estate development and utility companies. In 1995, Mr. Hovnanian served as a U.S. Delegate to the World Radio Conference of the International Telecommunications Union in Geneva, Switzerland. Mr. Hovnanian is the son of Mr. Vahak S. Hovnanian.

                Vahak S. Hovnanian has served as a Director since October 1995. Mr. Hovnanian has been Chairman of the Board and President of the Hovnanian Group since 1968. Mr. Hovnanian is the father of Mr. Shant S. Hovnanian.

                William F. Leimkuhler has served as a Director since September 2000. Mr. Leimkuhler is the General Counsel and Director of Business Development of Paice Corporation, a privately held developer of advanced vehicle powertrains. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm’s General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe).

                Jeffrey Najarian has served as a Director since October 2000. Mr. Najarian has been Chief Executive Officer of Starpoint Solutions, Inc., formerly TIS Worldwide, Inc., since its inception in 1992. A creator and founder of Starpoint, he has been instrumental in building one of the country’s fastest growing, privately-held companies, as cited by Inc. magazine. From 1984-1992, Mr. Najarian worked at Setford-Shaw-Najarian, a recruiting/placement firm for technology specialists, becoming a partner after only three years. He led the staff in billing, propelling SSN to become a leading search firm for Wall Street banks.

                Christopher Vizas has served as a Director since July 2001. Mr. Vizas is a principal in the strategic advisory firm of East Wind Partners. At East Wind, he is involved in the development of telecommunications and technology businesses in North America, Europe and Asia, particularly in the regulatory issues and relationships with governments essential to those businesses and in their financial structuring and restructuring; in his engagements with East Wind, he has served in interim roles as CFO and CEO of developing companies. He serves as non-executive Chairman of the Board of i1, Inc., a privately held, Chinese software provider, as well as a member of the Boards of a few other privately held companies. Mr. Vizas’ positions during the 1990s included Chairman of eGlobe, Inc, a turn around company reorganized under Chapter 11 of the Bankruptcy Act, CEO of Quo Vadis International, Managing Director of Kouri Capital Group and its Telecommunications & Technology affiliate, and founder and Vice Chairman of Orion Network Systems. Earlier in his career, he was a founder and part of the management in Trinity Cellular and Asia Pacific Space & Communications. Mr. Vizas served in the White House Office of Telecommunications Policy in the Ford Administration, as Special Counsel to the U.S. Privacy Commission, and on congressional staff.

                Thomas M. Finn has served as Secretary, Treasurer and Chief Financial Officer since March 2003. Mr. Finn has been a consultant since 1994. Prior to that time, Mr. Finn was a Senior Vice President of Integrated Resources, Inc., a diversified financial services firm, and was the Chief Financial Officer of Integrated’s publicly-traded investment programs. Previously, Mr. Finn was an Audit Manager for Deloitte & Touche LLP.

                 Michael Bacon has served as Executive Vice President since June 1999. Prior to joining us, Mr. Bacon was employed by Booz Allen & Hamilton, a leading international management and technology consulting firm, since 1996. From 1994 to 1996, Mr. Bacon was with Deloitte & Touche Consulting. In consulting, he led teams that recommended or implemented the establishment of and improvement in service operations in a variety of industries, including the telecommunications industry. Mr. Bacon previously worked for three years at International Business Machines in marketing and sales and for two years with General Electric Company where he developed information systems.

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

ITEM 11.   EXECUTIVE COMPENSATION

                The following table shows, for the fiscal years ended December 31, 2004, 2003 and 2002, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2004 (the “Named Executive Officers”) in all capacities in which they served. See Employment Agreements.

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus		Other Compen- sation (1)	Securities Underlying Options (#)	All Other Compen- sation

Shant S. Hovnanian	2004	$250,000	$2,845,186	(1)	$144,000	—	$—
Chairman of the Board of Directors,	2003	250,000	—		140,000	—	—
President and Chief Executive Officer	2002	250,000	50,000		78,000	250,000	—

Thomas M. Finn	2004	$198,000	$—		$—	—	$—
Secretary, Treasurer and Chief	2003	152,000	—		—	100,000	—
Financial officer	2002	—	—		—	—	—

Michael Bacon	2004	$175,000	$—		$—	—	$—
Executive Vice President	2003	175,000	—		—	—	—
	2002	175,000	—		—	—	—

John Kallassy	2004	$175,000	$50,000		$—	—	$—
Executive Vice President	2003	175,000	50,000		—	—	—
	2002	175,000	50,000		—	—	—

                (1) Under the terms of his employment contract, Mr. Hovnanian is entitled to certain benefits. See ’Employment Agreements’. The amount shown in the table above represents the total cost of these items to the Company without adjustment for the portion of these costs allocable to business use by the Company.

                In addition, in February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P. (CT&T), received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his employment agreement, Mr. Hovnanian received a contingent participation in the proceeds of the settlement in the amount of $2,845,186.

Stock Option Grants Table

                There were no grants of options to purchase Common Stock made to Named Executive Officers during 2004.

                For information regarding stock option grants to employees in 2004, see “Notes to Consolidated Financial Statements—Note 5, Stockholders’ Equity.”

Aggregate Stock Option Exercise Table

                The following table sets forth information regarding the number and value of unexercised options that were held by the Named Executive Officers as of December 31, 2004. None of the Named Executive Officers exercised any options during 2004.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Exercisable/ Unexercisable			Value of Unexercised In-the-Money Options Exercisable/ Unexercisable

Shant S. Hovnanian	0	$—	633,100	/	0	$688,160	/	$0
Thomas M. Finn	0	—	105,906	/	27,502	146,812	/	46,341
Michael Bacon	0	—	262,500	/	0	302,250	/	0
John Kallassy	0	—	337,500	/	0	209,250	/	0

                For information regarding stock option grants to employees in 2004, see “Notes to Consolidated Financial Statements—Note 5, Stockholders’ Equity.”

Director Compensation

                During 2004, our Directors who are not officers or employees (“Non-Employee Directors”) received an annual retainer of $24,000. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000. Mr. Vizas received an additional retainer for services as a Director of two of the Company’s subsidiaries and as the Chairman of the Company’s Governance and Nominating Committee in the aggregate amount of $48,000. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

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

                We entered into an employment agreement effective June 1, 1999 with Mr. Michael Bacon. The agreement provides that Mr. Bacon will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $137,500, subject to periodic review, and bonuses aggregating $37,500 and an increase in annual salary to $175,000 based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Bacon was granted 100,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 25,000 options become exercisable each six months after June 1, 1999. Effective January 15, 2001, Mr. Bacon’s salary was increased to $175,000.

                We entered into an employment agreement effective September 5, 2000 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $175,000, subject to periodic review, and annual bonuses aggregating $50,000 based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 225,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 18,750 of these options were fully vested and immediately exercisable at the date of grant. As of December 31, 2004, all options under this grant were fully vested and exercisable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information as of March 15, 2005 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially Owned (1)

Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	4,270,254	26.3%
Vahak S. Hovnanian (4)(5)	2,943,655	18.2
William F. Leimkuhler (6)	90,250	*
Jeffrey Najarian (7)	70,000	*
Christopher Vizas (8)	60,000	*
Thomas M. Finn (9)	110,489	*
Michael Bacon (10)	262,500	1.6
John A Kallassy (11)	427,500	2.6
XO Communications, Inc.	2,000,000	12.3

All Directors and Executive Officers as a group (total 8 persons)	8,234,648	50.8%

* Less than 1% of the outstanding Common Stock

          (1)     Pursuant to the regulations of the Securities and Exchange Commission (the “Commission”), shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

          (2)     Includes options to purchase 633,100 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (3)     Includes 100,000 shares of Common Stock owned by Mr. Shant S. Hovnanian’s minor child, Vahak Willem Hovnanian, for which Mr. Hovnanian, as custodian, has sole voting power.

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

          (9)     Includes options to purchase 110,489 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

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

                      Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use all reasonable efforts, subject to fiduciary duties under applicable law, to cause an XO Communications, Inc. representative to be elected to the Company’s Board.

Equity Compensation Plans

                The following table sets forth certain information as of December 31, 2004 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance

Equity compensation plans approved by security holders	1,778,959	$2.37	1,279,368
Equity compensation plans not approved by security holders
Total	1,778,959	$2.37	1,279,368

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information under ‘Director Compensation’ included in Item 11. of this Form 10-K is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2004 and 2003, the Company paid or accrued $180,000 and $166,200, respectively, for audit fees to PricewaterhouseCoopers LLP.

                Audit - Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2004 and 2003, the Company did not pay or accrue any amounts for audit related fees.

                Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2004 and 2003, the Company paid or accrued $50,000 and $70,000, respectively, for tax fees to PricewaterhouseCoopers LLP.

                All Other Fees represent fees for services rendered other than those described above. For the years ended December 31, 2004 and 2003, the Company did not pay or accrue any amounts for these services.

                The Audit Committee of the Company’s Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its registered independent public accounting firm. The policy requires the general pre-approval of annual audit services and all other permitted services.

                All of the audit and non-audit services described above were approved by the Audit Committee and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(b) Exhibits

3.1a	Certificate of Incorporation. (1)

3.1b	Certificate of Ownership and Merger of CVUSA Merger Corporation With and Into CellularVision USA, Inc. (2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

4.3	Form of Rights Agreement between SPEEDUS.COM, Inc. and Equiserve Trust Company, N.A., as Rights Agent. The Rights Agreement includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of SPEEDUS.COM, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock. (3)

10.1	Speedus Corp. 1995 Stock Incentive Plan. (Amended and Restated as of October 28, 2004) (4)

10.2	Employment Agreement, dated as of April 25, 2002, between SPEEDUS.COM, Inc. and Shant S. Hovnanian. (5)

10.3	Amended and Restated Agreement of Limited Partnership of CellularVision of New York, L.P., dated as of July 7, 1993, by and between Hye Crest Management, Inc., Bell Atlantic Ventures, XXIII, Inc. and the limited partners set forth on the signature page thereto. (1)

10.4	Agreement, dated as of January 12, 1996, by and among CellularVision USA, Inc., CellularVision of New York, L.P., Hye Crest Management, Inc., Shant S. Hovnanian, Vahak S. Hovnanian, Bernard B. Bossard and Bell Atlantic Ventures XXIII, Inc. (1)

21	Subsidiaries of Speedus Corp. (1)

23.1	Consent of PricewaterhouseCoopers LLP (6)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6).

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6).

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6).

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6).

———————————————

(1)	Incorporated by reference to the Company’s Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.
25

(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 1999.

(3)	Incorporated by reference to the Company’s Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on November 23, 2004.

(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003.

(6)	Filed herewith.

(c) Financial Statement Schedules None.
26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2005

27

SPEEDUS CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$17,740,865	$19,419,197
United States Treasury bills	5,977,200	—
Marketable securities	1,060,592	2,086,638
Prepaid expenses and other	173,979	83,222
Accounts and other receivables	49,134	42,500
Due from broker	—	3,131,835

Total current assets	25,001,770	24,763,392
Property and equipment, net of accumulated depreciation of $175,457 and $2,003,862	609,840	419,868
Other intangible assets, net of accumulated amortization of $1,812,249 and $1,051,493	1,417,795	2,042,051
Other investments	900,000	—
Other assets	752,869	663,874
Goodwill	—	620,875

Total assets	$28,682,274	$28,510,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,742	$151,258
Accrued liabilities	1,357,720	1,432,426
Securities sold and not purchased	—	5,406,135

Total current liabilities	1,673,462	6,989,819

Minority interest	159,294	531,055

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,587,674 and 21,516,088 shares issued)	215,877	215,161
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,546,583	90,442,120
Treasury stock (at cost; 5,368,949 and 5,257,649 shares)	(5,499,684)	(5,250,552)
Accumulated deficit	(58,413,258)	(64,417,543)

Stockholders’ equity	26,849,518	20,989,186

Total liabilities and stockholders’ equity	$28,682,274	$28,510,060

The accompanying notes are an integral part of these consolidated financial statements.
28

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2004	2003	2002

Revenues	$917,237	$710,786	$906,809

Expenses:
Selling, general and administrative	4,313,889	4,494,589	4,639,394
Technology settlement expenses	2,928,583	—	—
Research and development	1,515,934	1,705,233	946,482
Depreciation and amortization	1,116,759	1,158,753	5,277,956
Goodwill impairment loss	620,875	—	—
Cost of sales	282,370	222,662	515,956

Total operating expenses	10,778,410	7,581,237	11,379,788

Operating loss	(9,861,173)	(6,870,451)	(10,472,979)

Gain from technology settlement	15,000,000	—	—
Investment income/(loss)	419,197	(4,519,600)	(194,280)
Minority interest	508,261	778,950	80,105
Equity in loss of associated company	—	(92,996)	(520,822)

Earnings/(loss) before provision for income taxes	6,066,285	(10,704,097)	(11,107,976)
Provision for income taxes	62,000	—	—

Net earnings/(loss)	$6,004,285	$(10,704,097)	$(11,107,976)

Per share:
Basic earnings/(loss) per common share	$0.37	$(0.65)	$(0.62)

Weighted average common shares outstanding - basic	16,245,281	16,498,267	17,927,000

Diluted earnings/(loss) per common share	$0.36	$(0.65)	$(0.62)

Weighted average common shares outstanding - diluted	16,799,298	16,498,267	17,927,000

The accompanying notes are an integral part of these consolidated financial statements.
29

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2003 and 2004

	Common Stock		Additional Paid-in-capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity

	Amount	Shares		Amount	Shares

Balance, January 1, 2002	$213,848	21,384,838	$90,289,432	$(2,416,089)	2,277,532	$(42,605,470)	$45,481,721

Repurchase of common stock				(1,955,689)	2,141,045		(1,955,689)

Net loss						(11,107,976)	(11,107,976)

Balance, December 31, 2002	213,848	21,384,838	90,289,432	(4,371,778)	4,418,577	(53,713,446)	32,418,056

Exercise of warrants	1,313	131,250	129,938				131,251

Stock based compensation			22,750				22,750

Repurchase of common stock				(878,774)	839,072		(878,774)

Net loss						(10,704,097)	(10,704,097)

Balance, December 31, 2003	215,161	21,516,088	90,442,120	(5,250,552)	5,257,649	(64,417,543)	20,989,186

Exercise of options and warrants	716	71,586	70,870				71,586

Stock based compensation			33,593				33,593

Repurchase of common stock				(249,132)	111,300		(249,132)

Net earnings						6,004,285	6,004,285

Balance, December 31, 2004	$215,877	21,587,674	$90,546,583	$(5,499,684)	5,368,949	$(58,413,258)	$26,849,518

The accompanying notes are an integral part of these consolidated financial statements.
30

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings/(loss)	$6,004,285	$(10,704,097)	$(11,107,976)
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,116,759	1,158,753	5,277,956
Goodwill impairment loss	620,875	—	—
Unrealized investment (gains)/losses	(287,089)	107,055	2,254,593
Equity in loss of associated company	—	92,996	520,822
Minority interest	(508,261)	(778,950)	(80,105)
Stock based compensation	33,593	22,750	—
Changes in operating assets and liabilities:
Marketable securities	1,969,969	(556,548)	(848,169)
United States Treasury bills	(5,977,200)	—	—
Due from broker	3,131,835	8,015,734	(6,807,703)
Accounts and other receivables	(6,634)	(2,401)	132,399
Prepaid expenses and other	(90,757)	(65,734)	363,844
Other assets	(98,717)	(62,851)	(162,397)
Accounts payable	164,484	(192,563)	(73,727)
Accrued liabilities	(74,706)	(405,095)	254,936
Securities sold and not purchased	(5,406,135)	(9,564,382)	5,680,582
Other current liabilities	—	—	(401,881)

Net cash provided by/(used in) operating activities	592,301	(12,935,333)	(4,996,826)

Cash flows from investing activities:
Property and equipment additions	(536,253)	(92,060)	1,669
Other investments	(1,556,834)	—	—
Loans to related parties	—	120,000	(373,426)
Loans and other receivables, net of repayments	—	2,500	(115,916)
Acquisition of business, net of cash acquired	—	18,798	6,000
Proceeds from sale of assets	—	—	553,122

Net cash provided by/(used in) investing activities	(2,093,087)	49,238	71,449

Cash flows from financing activities:
Proceeds from exercise of options or warrants	71,586	131,251	—

Repurchase of stock	(249,132)	(878,774)	(1,955,689)

Net cash used in financing activities	(177,546)	(747,523)	(1,955,689)

Net increase/(decrease) in cash and cash equivalents	(1,678,332)	(13,633,618)	(6,881,066)

Cash and cash equivalents, beginning of period	19,419,197	33,052,815	39,933,881

Cash and cash equivalents, end of period	$17,740,865	$19,419,197	$33,052,815

Supplemental information of business acquired:
Fair value of assets acquired:
Cash	$—	$18,798	$6,000
Other current assets	—	—	13,000
Non current assets	—	34,283	196,166
Other intangible assets	136,500	1,023,544	1,760,106
Less-liabilities assumed:
Current liabilities	—	(218,946)	(150,856)
Acquisition costs	—	—	(152,754)
Minority interest	(136,500)	(857,679)	(1,671,662)

Cash paid	—	—	—
less-cash acquired	—	18,798	6,000

Acquisition of business, net of cash acquired	$—	$(18,798)	$(6,000)

The accompanying notes are an integral part of these consolidated financial statements.
31

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

                Speedus Corp. (“Speedus” or the “Company”), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. (“CVUS”) to combine the ownership of predecessor companies that were under common control. In January 1999, through a ‘short form merger’ as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM, Inc. In June 2002, in the same manner, SPEEDUS.COM, Inc. changed its name to Speedus Corp. Unless the context requires otherwise, the term Company includes Speedus and its wholly- and majority-owned subsidiaries.

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

                We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop medical diagnostic support service solutions that automatically analyze acoustical data from a patient to determine physiological significant features useful in medical diagnosis. The first Zargis clinical device, the Zargis Acoustic Cardioscan, received FDA approval in May 2004. Cardioscan will initially be launched to a select group of physicians, teaching hospitals and other health care professionals. We own 80% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

                The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations.

                The Company’s share of earnings or losses of associated companies that are 20% to 50% owned is included in the consolidated operating results using the equity method of accounting.

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

Cash and Cash Equivalents

                The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents consisted of money market funds.

Marketable Securities

                All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004 and 2003, marketable securities consisted of publicly traded equity securities which were recorded at fair

32

market value. Their original cost was $877,000 and $2,040,000, unrealized gains since acquisition were $184,000 and $47,000 and the carrying value was $1,061,000 and $2,087,000, respectively. At December 31, 2004, based upon the fair market value of these securities, 5% was invested in technology and telecommunications companies and 95% was invested in a coal company.

Other investments

                The Company has investments in equity and debt instruments of publicly and non-publicly held companies and generally accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

                At December 31, 2004, other investments, all of which were acquired during the year ended December 31, 2004, consist of:

                (a) a convertible promissory note in a subsidiary of a publicly held drug delivery technology company, recorded at cost in the amount of $600,000. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances, and

                (b)  a convertible promissory note in a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing.

                The Company does not believe there has been any impairment of other investments at December 31, 2004.

Securities sold and not purchased

                The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At December 31, 2004, there were no securities sold and not purchased. At December 31, 2003, the Company had sold securities it had not purchased. The aggregate proceeds were $4,514,000, unrealized losses since acquisition were $892,000 and the market value of the securities was $5,406,000.

Due from broker

                In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2004, there were no restricted cash balances. At December 31, 2003, restricted cash balances in the amounts of $3,132,000 were held by brokerage firms.

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

                The Company has in the past and may in the future sell publicly traded equity securities that it does not own in anticipation of declines in the fair market values of the securities. When the Company sells securities that it does not own, it must borrow the securities it sold in order to deliver them and settle the trades. Thereafter, the Company must buy the securities and deliver them to the lender of the securities. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

Property and Equipment

                Transmission equipment, customer premises equipment, office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to seven years, but not longer than initial lease terms in the case of leasehold improvements. Fiber optic lines are depreciated over an estimated useful life of 10 years.

                When assets are fully depreciated, it is the Company’s policy to remove the costs and related accumulated depreciation from its books and records.

33

                During the year ended December 31, 2002, the Company recorded a charge, included in ‘Depreciation and amortization’ in the accompanying Consolidated Statements of Operations, in the amount of $3,650,000 for property and equipment taken out of service.

Long-lived assets

                The Company periodically evaluates the net realizable value of long-lived assets, including fixed and intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, relying on anticipated future cash flows. The Company’s evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Goodwill and Other Intangible Assets

                The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment on a reporting unit basis at least annually and charged against results of operations only in the periods in which the recorded value of goodwill is more than its implied fair value. During the fourth quarter of 2004, after determining that the estimated present value of future cash flows was less than its carrying value, the Company recorded a $621,000 charge for impairment of goodwill in connection with the acquisition of F&B Güdtfood with a balance of $621,000 at December 31, 2003.

                The Company owns broadband assets, included in intangible assets, with a carrying value of $0.8 million at December 31, 2004 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

                Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considered the remaining useful life to be four years and has accounted for this determination as a change in an estimate. At December 31, 2004, the broadband patent was recorded at cost in the amount of $2,070,000 with accumulated amortization of $1,244,000. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $568,000 at December 31, 2004, is being amortized over a period of three years.

                Amortization expense relating to intangible assets for the years ended December 31, 2004, 2003 and 2002 amounted to $761,000, $633,000 and $148,000, respectively. The estimated annual amortization expense for 2005, 2006 and 2007, the expiration of the remaining useful life of the Company’s intangible assets at December 31, 2004, is $795,000, $589,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

Revenue Recognition

                Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

                During 2002, the Company earned fees in the amount of $428,000 from the sale and activation of wireless phones. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, these revenues and associated costs were deferred until the expiration of cancellation privileges and chargeback periods from carriers. No such fees were earned after 2002.

Income Taxes

                As required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities.

34

                As of December 31, 2004, the Company has a deferred tax asset of approximately $5.7 million, relating primarily to operating losses.. An offsetting valuation allowance of $5.7 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

                A reconciliation of the Company’s effective income tax rate and the federal tax rate is as follows:

	Year ended December 31,

	2004	2003	2002

Statutory rate	(34%)	(34%)	(34%)
Permanent difference goodwill impairment	10%	0%	0%
State and local income taxes, net of federal benefit	(10%)	(10%)	(10%)
Change in valuation allowance	35%	44%	44%

Effective rate	1%	0%	0%

                At December 31, 2004, the Company had net operating loss carryforwards of approximately $14.6 million which expire between 2020 and 2025. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Earnings Per Share

                Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

                For the year ended December 31, 2004, the weighted average common shares for diluted earnings per share were determined by adding 550,000 and 4,000 weighted average shares for the assumed exercise of stock options and warrants, respectively, calculated using the treasury stock method, to the weighted average shares outstanding used for basic earnings per share for a total of 16,799,000 weighted average shares outstanding for diluted earnings per share. Outstanding stock options and warrants in the weighted average amounts of 691,000 and 113,000, respectively, were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 since the exercise prices were greater than the average market price of the common stock.

                Outstanding stock options in the weighted average amounts of 1,743,000 and 1,675,000 and outstanding warrants in the weighted average amounts of 278,000 and 573,000 for the years ended December 31, 2003 and 2002, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

                The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123“, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method. Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002

Net earnings/(loss) as reported	$6,004,285	$(10,704,097)	$(11,107,976)
After tax effect of pro forma compensation	(50,000)	(267,000)	(1,108,000)
Pro forma net earnings/(loss)	$5,954,285	$(10,971,097)	$(12,215,976)

Earnings/(loss) per share:
Basic - as reported	$0.37	$(0.65)	$(0.62)

Basic - pro forma	$0.37	$(0.66)	$(0.68)

Diluted - as reported	$0.36	$(0.65)	$(0.62)

Diluted - pro forma	$0.35	$(0.66)	$(0.68)

In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during the years ended December 31, 2004, 2003 and 2002 are summarized as follows:
35

	2004	2003	2002

Risk free investment rate	2%	2%	4%
Expected lives	3 years	3 years	3 years
Expected volatility factors	70%	51%	175%

Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on the Company’s financial statements.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS 123R could have a material impact on the Company’s financial statements.

3. Acquisitions

                a. On February 28, 2003, the Company increased its investment in Zargis Medical to 57.7% with an additional investment of $1,250,000. Prior to February 28, 2003, the Company held a 46.4% interest in Zargis and accounted for its investment under the equity method of accounting. On July 28, 2003, the Company increased its ownership in Zargis Medical to 68.9% with an additional investment of $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of Zargis not having met certain milestones. On September 22, 2004, the Company increased its ownership in Zargis Medical to 72.7% with an additional investment of $500,000.

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

                Unaudited pro forma operating results of the Company as though the acquisition of Zargis Medical had occurred at the beginning of each period presented, are as follows:

	Years ended December 31,

	(unaudited)
	2003	2002

Revenues	$710,786	$906,809
Operating loss	$(7,405,880)	$(11,978,236)
Net loss	$(11,086,116)	$(11,728,288)
Basic and diluted loss per share	$(0.67)	(0.65)

b. On May 6, 2002, the Company acquired a 51% interest in F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000. On February 8, 2003, the Company reduced its cash investment in F&B Güdtfood and received
36

$1,775,000 while maintaining its 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%.

                Unaudited pro forma operating results of the Company as though the acquisition of F&B Güdtfood had occurred at the beginning of the period presented, are as follows:

Year ended December 31, 2002

(unaudited)
Revenues	$1,175,523
Operating loss	$(10,457,705)
Net loss	$(11,092,702)
Basic and diluted net loss per share	$(0.62)

4. Property and Equipment Property and equipment consists of the following:

	December 31,

	2004	2003

Leasehold improvements	$439,255	$2,136,006
Office equipment	346,042	287,724

	785,297	2,423,730
Less accumulated depreciation	(175,457)	(2,003,862)

Property and equipment	$609,840	$419,868

                Depreciation expense was $346,000, $526,000 and $5,130,000 (including a charge in the amount of $3,650,000 for property and equipment taken out of service) for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

5. Stockholders’ Equity

Stock Options

                The Company’s 1995 Stock Incentive Plan, as amended, provides for the grant of various stock–based incentives, including non-qualified and incentive stock options. The Plan has reserved 3,250,000 shares of Common Stock of the Company for issuance to employees, directors and consultants, including an additional 500,000 shares approved by stockholders in each of 1999, 2000, 2001 and 2004.

                The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123“, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method. See Note 2 for pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 2004, 2003 and 2002.

37

Stock option activity and weighted average prices for the three years ended December 31, 2004 is summarized as follows:

	2004		2003		2002

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,777,465	$2.43	1,701,524	$2.61	1,604,980	$2.90
Granted	100,000	2.05	140,000	1.21	290,000	1.08
Exercised	(27,836)	1.00	—	—	—	—
Cancelled	(70,670)	4.00	(64,059)	4.51	(193,456)	2.66

Outstanding at December 31	1,778,959	$2.37	1,777,465	$2.43	1,701,524	$2.61

Exercisable at December 31	1,700,623	$2.41	1,731,631	$2.47	1,405,436	$2.87

Available for grant at December 31	1,279,368		808,698		884,639

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2004:

	Stock options outstanding			Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Options	Weighted average exercise price

$ 0.83 - 1.00	555,720	6	$0.98	555,720	$0.98
1.07 - 2.08	510,000	8	1.30	431,664	1.24
3.00 - 4.84	666,500	5	3.87	666,500	3.87
5.20 - 9.88	31,739	3	6.99	31,739	6.99
13.75 - 15.00	15,000	4	14.17	15,000	14.17

	1,778,959			1,700,623

Warrants

                The Company accounts for warrants granted to non-employees under the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services.” The fair value of the warrants at the time of issuance was determined using the Black-Scholes option-pricing model. Expenses are recognized over the service terms. No such expenses were recognized during the years ended December 31, 2004, 2003 or 2002.

                Warrant activity and weighted average prices for the three years ended December 31, 2004 is summarized as follows:

	2004		2003		2002

	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at January 1	157,006	$10.21	413,256	$5.64	663,256	$4.94
Granted	—	—	—	—	—	—
Exercised	(43,750)	1.00	(131,250)	1.00	—	—
Cancelled	—	—	(125,000)	4.78	(250,000)	3.79

Outstanding at December 31	113,256	$13.77	157,006	$10.21	413,256	$5.64

Exercisable at December 31	113,256	$13.77	157,006	$10.21	413,256	$5.64

                Warrants outstanding and exercisable at December 31, 2004 have exercise prices ranging from $12.50 to $15.03 and a weighted average remaining life of 1 year.

Treasury Stock

                During the years ended December 31, 2004, 2003 and 2002, the Company repurchased 111,300, 839,072 and 2,141,045 shares, respectively, of its own Common Stock.

Stockholder Rights Plan

                On January 11, 2001, the Company’s Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of the

38

Company’s Common Stock.

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

                If any person becomes the beneficial owner of 17% or more of the Company’s Common Stock, then each right not owned by a 17% or more stockholder or certain related parties will entitle its holder to purchase, at the right’s then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the right’s exercise price. In addition, if, after any person has become a 17% or more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then-current exercise price, shares of common stock of such other person having a value of twice the right’s exercise price.

                The Company will generally be entitled to redeem the rights at $.01 per right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 17% or more of the Company’s common stock. The rights will expire on January 26, 2011.

6. Gain from Technology Settlement

                In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P. (CT&T), received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

                In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties. These expenses are included in Technology Settlement Expenses for the year ended December 31, 2004 in the accompanying consolidated statement of operations.

7. Commitments and Contingencies

Noncancelable Leases

                At December 31, 2004, future minimum lease payments due under noncancelable leases are as follows:

2005	$458,000
2006	365,000
2007	276,000
2008	284,000
2009	233,000
Thereafter	562,000

$2,178,000

                In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

                Rent expense was approximately $491,000, $401,000 and $355,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Indemnification

                As permitted under Delaware law, the Company’s Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2004.

39

8. Legal Proceedings

                The Company is not currently involved in any material pending legal proceedings.

9. Business Segment Information

                The following table sets forth the Company’s financial performance by reportable operating segment for the years ended December 31, 2004, 2003 and 2002. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. During 2002, the Company recognized revenues in the amount of $428,000 from the sale and activation of wireless phones through the Company’s online cell phone store, 007phones. No revenues were recognized in connection with 007 phones during 2004 or 2003.

	Year ended December 31, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$913,620	$—	$3,617	$917,237
Depreciation and amortization	90,035	25,589	1,001,135	1,116,759
Operating loss	(686,026)	(1,875,028)	(7,300,119)	(9,861,173)
Investment income/(loss)	2,367	4,751	412,079	419,197
Goodwill and other intangible assets	—	592,259	825,536	1,417,795
Fixed assets	532,626	20,690	56,524	609,840
Total assets	696,480	768,002	27,217,792	28,682,274

	Year ended December 31, 2003

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$705,916	$—	$4,870	$710,786
Depreciation and amortization	43,077	20,915	1,094,761	1,158,753
Operating loss	(786,042)	(1,529,290)	(4,555,119)	(6,870,451)
Investment income/(loss)	16,466	—	(4,536,066)	(4,519,600)
Goodwill and other intangible assets	620,875	803,747	1,238,304	2,662,926
Fixed assets	169,035	24,205	226,628	419,868
Total assets	762,689	1,397,079	26,350,292	28,510,060

	Year ended December 31, 2002

	F&B	Corporate and other	Totals

Revenues from external customers	$445,841	$460,968	$906,809
Depreciation and amortization	3,946	5,274,010	5,277,956
Operating loss	(267,136)	(10,205,843)	(10,472,979)
Investment income/(loss)	35,591	(229,871)	(194,280)
Goodwill and other intangible assets	1,760,106	1,651,071	3,411,177
Fixed assets	120,054	699,660	819,714
Total assets	3,211,582	46,972,993	50,184,575

                The Company has no foreign operations. During the years ended December 31, 2004, 2003 and 2002, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 2.

10. Selected Quarterly Data (unaudited)

                Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

40

	Year ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$151	$200	$309	$257
Selling, general and administrative expenses	993	1,170	998	1,153
Technology Settlement
expenses	2,929	—	—	—
Research and development	371	368	378	399
Goodwill impairment loss	—	—	—	(621)
Cost of sales	45	84	66	87
Operating loss	(4,471)	(1,728)	(1,413)	(2,249)
Gain from technology
settlement	15,000	—	—	—
Investment income/(loss)	(258)	155	136	386
Net earnings/(loss)	$10,412	$(1,382)	$(1,133)	$(1,893)
Per share (1):
Basic	$0.64	$(0.09)	$(0.07)	$(0.12)
Diluted	$0.62	$(0.09)	$(0.07)	$(0.12)

	Year ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$170	$204	$174	$163
Selling, general and administrative expenses	927	1,149	1,130	1,289
Research and development	335	423	479	468
Cost of sales	48	79	36	60
Operating loss	(1,355)	(1,707)	(1,745)	(2,063)
Investment income/(loss)	(48)	(4,451)	(432)	411
Net earnings/(loss)	$(1,415)	$(5,933)	$(1,991)	$(1,365)
Per share (1):
Basic	$(0.08)	$(0.36)	$(0.12)	$(0.08)
Diluted	$(0.08)	$(0.36)	$(0.12)	$(0.08)
41

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 2005.

SPEEDUS CORP.

s/s Shant S. Hovnanian
——————————
Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/s Shant S. Hovnanian	Chairman of the Board of Directors,	March 31, 2005
————————————	President and Chief Executive Officer
Shant S. Hovnanian

s/s Thomas M. Finn	Treasurer and Chief Financial Officer	March 31, 2005
————————————
Thomas M. Finn

s/s Stephen D. Quinn	Controller and Chief Accounting Officer	March 31, 2005
————————————
Stephen D. Quinn

s/s Vahak S. Hovnanian	Director	March 31, 2005
————————————
Vahak S. Hovnanian

s/s William F. Leimkuhler	Director	March 31, 2005
————————————
William F. Leimkuhler

s/s Jeffrey Najarian	Director	March 31, 2005
————————————
Jeffrey Najarian

/s/ Christopher Vizas	Director	March 31, 2005
————————————
Christopher Vizas
42