Form 10-Q
period 2005-03-31
SPEEDUS CORP
filed 2005-05-16
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:                    000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Desbrosses Street, Suite 402 Brooklyn, New York	10013

(Address of principal executive offices)	(Zip Code)

888-773-3669

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of May 10, 2005 was 16,218,725.

SPEEDUS CORP. INDEX TO FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

	Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6-9

ITEM 2 — Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk		13

ITEM 4 — Controls and Procedures		13-14

PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings		15

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds		15

ITEM 3 — Defaults Upon Senior Securities		15

ITEM 4 — Submission of Matters to a Vote of Security Holders		15

ITEM 5 — Other Information		15

ITEM 6 — Exhibits		15

Signature Page		16

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002	17

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002	18

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	19

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	20
2

SPEEDUS CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,584,684	$17,740,865
United States Treasury bills	4,971,100	5,977,200
Marketable securities	1,185,072	1,060,592
Prepaid expenses and other	180,254	173,979
Accounts and other receivables	4,650	49,134

Total current assets	23,925,760	25,001,770
Property and equipment, net of accumulated depreciation of $206,812 and $175,457	584,861	609,840
Other intangible assets, net of accumulated amortization of $2,010,970 and $1,812,249	1,219,074	1,417,795
Other investments	900,000	900,000
Other assets	811,028	752,869

Total assets	$27,440,723	$28,682,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,916	$315,742
Accrued liabilities	1,280,179	1,357,720

Total current liabilities	1,526,095	1,673,462

Minority interest	34,215	159,294

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,587,674 and 21,516,088 shares issued)	215,877	215,877
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,552,633	90,546,583
Treasury stock (at cost; 5,368,949 and 5,368,949 shares)	(5,499,684)	(5,499,684)
Accumulated deficit	(59,388,413)	(58,413,258)

Stockholders’ equity	25,880,413	26,849,518

Total liabilities and stockholders’ equity	$27,440,723	$28,682,274

The accompanying notes are an integral part of these consolidated financial statements.
3

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,

	2005	2004

Revenues	$226,779	$151,015

Expenses:
Selling, general and administrative	974,982	992,714
Research and development	326,632	370,745
Depreciation and amortization	230,077	285,476
Cost of sales	77,187	44,944
Technology settlement expenses	—	2,928,583

Total operating expenses	1,608,878	4,622,462

Operating loss	(1,382,099)	(4,471,447)

Investment income/(loss)	281,865	(258,122)
Minority interest	125,079	141,371
Gain from technology settlement	—	15,000,000

Net earnings/(loss)	$(975,155)	$10,411,802

Per share:
Basic earnings/(loss) per common share	$(0.06)	$0.64

Weighted average common shares outstanding - basic	16,218,725	16,287,986

Diluted earnings/(loss) per common share	$(0.06)	$0.62

Weighted average common shares outstanding - diluted	16,218,725	16,866,170

The accompanying notes are an integral part of these consolidated financial statements.
4

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,

	2005	2004

Cash flows from operating activities:
Net earnings/(loss)	$(975,155)	$10,411,802
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	230,077	285,476
Unrealized investment (gains)/losses	(180,566)	487,491
Minority interest	(125,079)	(141,371)
Stock based compensation	6,050	11,320
Changes in operating assets and liabilities:
Marketable securities	56,086	869,070
United States Treasury bills	1,006,100	—
Due from broker	—	2,930,946
Accounts and other receivables	44,484	(10,283)
Prepaid expenses and other	(6,275)	(119,428)
Other assets	(58,159)	(1,291)
Accounts payable	(69,826)	(20,074)
Accrued liabilities	(77,541)	(390,648)
Securities sold and not purchased	—	(3,752,167)

Net cash provided by/(used in) operating activities	(149,804)	10,560,843

Cash flows from investing activities:
Property and equipment additions	(6,377)	(178,400)

Net cash provided by/(used in) investing activities	(6,377)	(178,400)

Cash flows from financing activities:
Proceeds from exercise of options or warrants	—	67,568
Repurchase of stock	—	(43,600)

Net cash provided by/(used in) financing activities	0	23,968

Net increase/(decrease) in cash and cash equivalents	(156,181)	10,406,411

Cash and cash equivalents, beginning of period	17,740,865	19,419,197

Cash and cash equivalents, end of period	$17,584,684	$29,825,608

The accompanying notes are an integral part of these consolidated financial statements.
5

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Basis of Presentation

                The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and notes thereto on Form 10-K.

                Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Financial statements and principles of consolidation

                The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheets and statements of operations.

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

Marketable Securities

                All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2005 and December 31, 2004, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $836,000 and $877,000, unrealized gains since acquisition were $349,000 and $184,000 and the carrying value was $1,185,000 and $1,061,000, respectively. At March 31, 2005, based upon the fair market value of these securities 2% was invested in technology and telecommunications companies and 98% was invested in a coal company.

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

                At March 31, 2005, other investments, all of which were acquired during the year ended December 31, 2004, consist of:

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

                The Company does not believe there has been any impairment of other investments at March 31, 2005.

Securities Sold But Not Purchased

                The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. At March 31, 2005 and December 31, 2004, there were no securities sold and not purchased.

Due From Broker

                In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2005 and December 31, 2004, there were no restricted cash balances.

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

Goodwill and Other Intangible Assets

                The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment on a reporting unit basis at least annually and charged against results of operations only in the periods in which the recorded value of goodwill is more than its implied fair value. During the fourth quarter of 2004, after determining that the estimated present value of future cash flows was less than its carrying value, the Company recorded a $621,000 charge for impairment of goodwill in connection with the acquisition of F&B Güdtfood.

                The Company owns broadband assets, included in intangible assets, with a carrying value of $722,000 at March 31, 2005 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

                Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considered the remaining useful life to be four years and has accounted for this determination as a change in an estimate. At March 31, 2005, the broadband patent was recorded at cost in the amount of $2,070,000 with accumulated amortization of $1,348,000. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $663,000 at March 31, 2005, is being amortized over a period of three years.

                Amortization expense relating to intangible assets for the three months ended March 31, 2005 and 2004 amounted to $199,000 and $187,000, respectively. The estimated annual amortization expense for the balance of fiscal 2005 and fiscal years 2006 and 2007, the expiration of the remaining useful life of the Company’s intangible assets at March 31, 2005, is $596,000, $589,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

Revenue Recognition

                Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

                Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

                For the quarter ended March 31, 2005, outstanding stock options and warrants in the aggregate weighted average amount of 1,892,215 have been excluded from the diluted loss per share since their effect would be antidilutive. For the quarter ended March 31, 2004, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 578,184 for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding for basic earnings per share for a total of 16,866,170 weighted average shares outstanding for diluted earnings per share. For the quarter ended March 31, 2004, outstanding stock options and warrants in the weighted average aggregate amount of 852,165 were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of the common stock.

Stock Options

                The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123“, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method and is presenting pro forma disclosures of earnings and earnings per share as if the fair value method of accounting was applied.

                Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the quarters ended March 31, 2005 and 2004 is summarized as follows:

	Three months ended March 31,

	2005	2004

Net earnings/(loss) as reported	$(975,155)	$10,411,802
After tax effect of pro forma compensation	(22,000)	0

Pro forma net earnings/(loss)	$(969,766)	$10,411,802

Earnings/(loss) per share:
Basic - as reported	$(0.06)	$0.64

Basic - pro forma	$(0.06)	$0.64

Diluted - as reported	$(0.06)	$0.62

Diluted - pro forma	$(0.06)	$0.62

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first period of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS 123R could have a material impact on the Company’s financial statements.

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

                b. On May 6, 2002, the Company acquired a 51% interest in F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000. On February 8, 2003, the Company reduced its cash investment in F&B Güdtfood and received $1,775,000 while maintaining its 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment and, under certain circumstances, could increase to 90%.

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

4.   Business Segment Information

                The following table sets forth the Company’s financial performance by reportable operating segment for the three months ended March 31, 2005 and 2004. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

	Three months ended March 31, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$226,413	$0	$366	$226,779
Depreciation and amortization	22,376	3,993	203,708	230,077
Operating loss	(170,850)	(332,985)	(878,264)	(1,382,099)
Investment income/(loss)	(47)	18	281,894	281,865
Other intangible assets	0	496,730	722,344	1,219,074
Fixed assets	510,249	23,075	51,537	584,861
Total assets	687,768	183,590	26,569,365	27,440,723

	Three months ended March 31, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$149,165	$0	$1,850	$151,015
Depreciation and amortization	10,037	3,107	272,332	285,476
Operating loss	(124,136)	(373,496)	(3,973,815)	(4,471,447)
Investment income/(loss)	1,391	2,914	(262,427)	(258,122)
Goodwill and other intangible assets	620,875	719,594	1,135,112	2,475,581
Fixed assets	324,147	34,348	141,642	500,137
Total assets	782,288	874,183	33,153,419	34,809,890

                The Company has no foreign operations. During the three months ended March 31, 2005 and 2004, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

5.   Legal Proceedings

                The Company is not currently involved in any material pending legal proceedings.

6.   Subsequent Event

                 In April 2005, the Company invested $250,000 in convertible preferred stock in a non-publicly held online and directory assistance company. The preferred stock is convertible into common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company’s Report on Form 10-K for the year ended December 31, 2004.

Cautionary Statement Regarding Forward-Looking Information

                This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may effect the Company’s financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company’s ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-Q regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also invested a portion of our assets in equity and debt instruments of publicly and non-publicly held companies. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

                We have generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the near future.

Critical Accounting Policies

                Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2004 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

                Long-lived assets.  Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $722,000 at March 31, 2005 and currently do not generate significant revenues or cash flows. However, as of December 31, 2004, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2004. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining

FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. We also reviewed the carrying value of goodwill recorded in connection with the F&B Güdtfood acquisition and estimated based upon our review, taking into account such factors as projected operations, that there had been impairment to this carrying value. As a result, we recorded a charge in the amount of $621,000, the balance of our goodwill, during the fourth quarter of 2004.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

                Revenues increased $76,000 from $151,000 for the three months ended March 31, 2004 to $227,000 for the three months ended March 31, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004. Revenues generated by the second store were $83,000 for the three months ended March 31, 2005.

                Selling, general and administrative expenses decreased $18,000 from $993,000 for the three months ended March 31, 2004 to $975,000 for the three months ended March 31, 2005. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Zargis Medical. This decrease is net of an increase as a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

                Research and development expenses decreased $44,000 from $371,000 for the three months ended March 31, 2004 to $327,000 for the three months ended March 31, 2005. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Zargis Medical.

                Depreciation and amortization decreased $55,000 from $285,000 for the three months ended March 31, 2004 to $230,000 for the three months ended March 31, 2004. This decrease, net of an increase in the amount of $12,000 during 2005 compared to 2004 for amortization of medical technology resulting from the Zargis acquisition, is a result of assets becoming fully depreciated.

                Cost of sales increased $32,000 from $45,000 for the three months ended March 31, 2004 to $77,000 for the three months ended March 31, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

                During the three months ended March 31, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. No such expenses were recognized during the three months ended March 31, 2005. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the three months ended March 31, 2004.

                Investment income increased $540,000 from a net loss of $258,000 for the three months ended March 31, 2004 to a net gain of $282,000 for the three months ended March 31, 2005. This increase is primarily a result of realized and unrealized gains and losses. Realized gains increased $459,000 from net losses of $419,000 for the three months ended March 31, 2004 to net gains of $40,000 for the three months ended March 31, 2005. Unrealized gains increased $41,000 from net gains of $116,000 for the three months ended March 31, 2004 to net gains of $157,000 for the three months ended March 31, 2005. The amount of these realized and unrealized gains or losses will fluctuate based upon changes in the market value of the underlying investments and are not necessarily indicative of the results that may be expected for any future periods.

                Minority interest decreased $16,000 from $141,000 for the three months ended March 31, 2004 to $125,000 for the three months ended March 31, 2005. This amount represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical.

                During the three months ended March 31, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recognized during the three months ended March 31, 2005.

Liquidity and Capital Resources

                The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

                Net cash used in operating activities was $0.1 million for the three months ended March 31, 2005 compared to net cash provided by operating activities of $10.6 million for the three months ended March 31, 2004. This net decrease in cash provided was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the three months ended

March 31, 2004, reduced by $2.9 million in technology settlement expenses. In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the three months ended March 31, 2004. This decrease in cash provided from operating activities was offset by the maturity of United States Treasury bills in the net amount of $1.0 million during the three months ended March 31, 2005.

                Net cash used in investing activities decreased $172,000 during the three months ended March 31, 2005 from $178,000 for the three months ended March 31, 2004. This decrease in cash used in investing activities was the result of decreased property and equipment additions.

                There was no net cash provided by or used in financing activities for the three months ended March 31, 2005 compared to net cash provided by financing activities of $24,000 for the three months ended March 31, 2004. This decrease in cash provided by financing activities was primarily the result of decreases in proceeds received from the exercise of options and warrants, net of decreased repurchases of treasury stock.

                At March 31, 2005, the Company’s future minimum lease payments due under noncancelable leases aggregated $2,062,000. $342,000 of this amount is due during the remainder of 2005; $365,000, $276,000, $284,000 and $233,000 of this amount is due during the years ending December 31, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s financial instruments at March 31, 2005 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

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

                The carrying value of cash equivalents and United States Treasury bills approximates market value since these highly liquid, interest earning investments are invested in money market funds. The Company’s investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

ITEM 4.       CONTROLS AND PROCEDURES

                Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

                 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                Note 5 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDUS CORP.

Date: May 16, 2005	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial Officer
16