Form 10-Q
period 2005-06-30
SPEEDUS CORP
filed 2005-08-15
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of August 11, 2005 was 16,144,025.

SPEEDUS CORP.
INDEX TO FORM 10-Q

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	18

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,793,908	$17,740,865
United States Treasury bills	4,964,850	5,977,200
Marketable securities	1,869,688	1,060,592
Prepaid expenses and other	167,062	173,979
Due from broker	12,455	—
Accounts and other receivables	1,600	49,134

Total current assets	22,809,563	25,001,770
Property and equipment, net of accumulated depreciation of $241,391 and $175,457	557,368	609,840
Other intangible assets, net of accumulated amortization of $2,209,691 and $1,812,249	1,020,353	1,417,795
Other investments	800,000	900,000
Other assets	782,278	752,869

Total assets	$25,969,562	$28,682,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,789	$315,742
Accrued liabilities	1,225,320	1,357,720
Securities sold and not purchased	35,586	—

Total current liabilities	1,460,695	1,673,462

Minority interest	35,681	159,294
Commitments and Contingencies
Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,633,674 and 21,587,674 shares issued)	216,337	215,877
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,601,289	90,546,583
Treasury stock (at cost; 5,421,549 and 5,368,949 shares)	(5,575,347)	(5,499,684)
Accumulated deficit	(60,769,093)	(58,413,258)

Stockholders’ equity	24,473,186	26,849,518

Total liabilities and stockholders’ equity	$25,969,562	$28,682,274

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues	$282,947	$200,228	$509,726	$351,243

Expenses:
Selling, general and administrative	964,939	1,169,568	1,939,921	2,162,282
Research and development	369,637	368,249	696,269	738,994
Depreciation and amortization	233,299	306,770	463,376	592,246
Cost of sales	93,674	83,567	170,861	128,511
Technology settlement expenses	—	—	—	2,928,583

Total operating expenses	1,661,549	1,928,154	3,270,427	6,550,616

Operating loss	(1,378,602)	(1,727,926)	(2,760,701)	(6,199,373)

Investment income/(loss)	(612)	154,941	281,253	(103,181)
Minority interest	(1,466)	190,841	123,613	332,212
Gain from technology settlement	—	—	—	15,000,000

Net earnings/(loss)	$(1,380,680)	$(1,382,144)	$(2,355,835)	$9,029,658

Per share:
Basic earnings/(loss) per common share	$(0.09)	$(0.09)	$(0.15)	$0.55

Weighted average common shares outstanding - basic	16,226,482	16,255,244	16,222,625	16,271,615

Diluted earnings/(loss) per common share	$(0.09)	$(0.09)	$(0.15)	$0.54

Weighted average common shares outstanding - diluted	16,226,482	16,255,244	16,222,625	16,832,814

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2005	2004

Cash flows from operating activities:
Net earnings/(loss)	$(2,355,835)	$9,029,658
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	463,376	592,246
Unrealized investment (gains)/losses	(83,665)	58,237
Minority interest	(123,613)	(332,212)
Stock based compensation	9,166	21,769
Changes in operating assets and liabilities:
Marketable securities	(720,281)	1,993,673
Prepaid expenses and other	6,917	(73,078)
Due from broker	(12,455)	2,919,910
Accounts and other receivables	47,534	(21,178)
Other assets	(29,409)	(1,291)
Accounts payable	(115,953)	51,788
Accrued liabilities	(132,400)	(375,238)
Securities sold and not purchased	30,436	(4,837,647)

Net cash provided by/(used in) operating activities	(3,016,182)	9,026,637

Cash flows from investing activities:
Property and equipment additions	(13,462)	(467,508)
United States Treasury bills:
Purchases	(9,987,650)	—
Maturities	11,000,000	—
Other investments:
Purchases	(500,000)	(600,000)
Transfer to Marketable securities	600,000	—

Net cash provided by/(used in) investing activities	1,098,888	(1,067,508)

Cash flows from financing activities:
Proceeds from exercise of options or warrants	46,000	71,586
Repurchase of stock	(75,663)	(246,277)

Net cash provided by/(used in) financing activities	(29,663)	(174,691)

Net increase/(decrease) in cash and cash equivalents	(1,946,957)	7,784,438

Cash and cash equivalents, beginning of period	17,740,865	19,419,197

Cash and cash equivalents, end of period	$15,793,908	$27,203,635

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

          Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005 and December 31, 2004, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,438,000 and $877,000, unrealized gains since acquisition were $432,000 and $184,000 and the carrying value was $1,870,000 and $1,061,000, respectively. At June 30, 2005, based upon the fair market value of these securities 39% was invested in technology and telecommunications companies and 61% was invested in a coal company.

Uniited States Treasury Bills

           United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

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

          At June 30, 2005, other investments consist of:

                    (a) a convertible promissory note of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing, and

                    (b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering, and

                    (c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering.

          The Company does not believe there has been any impairment of other investments at June 30, 2005.

Securities Sold But Not Purchased

          The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At June 30, 2005, the Company had sold securities it had not purchased. The aggregate proceeds were $31,000, unrealized losses since acquisition were $5,000 and the fair market value of the securities was $36,000. At June 30, 2005, based upon the fair market value of these securities, 100% was invested in the financial services industry.At December 31, 2004, there were no securities sold and not purchased.

Due From Broker

          In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2005, restricted cash balances in the amount of $12,000 were held by brokerage firms. At December 31, 2004, there were no restricted cash balances.

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

          The Company may sell publicly traded equity securities that it does not own in anticipation of declines in the fair market values of the securities. When the Company sells securities that it does not own, it must borrow the securities it sold in order to deliver them and settle the trades. Thereafter, the Company must buy the securities and deliver them to the lender of the securities. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

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

          The Company owns broadband assets, included in intangible assets, with a carrying value of $619,000 at June 30, 2005 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

          Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considered the remaining useful life to be four years and has accounted for this determination as a change in an estimate. At June 30, 2005, the broadband patent was recorded at cost in the amount of $2,070,000 with accumulated amortization of $1,451,000. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $759,000 at June 30, 2005, is being amortized over a period of three years.

          For the three and six months ended June 30, 2005, amortization expense relating to intangible assets was $199,000 and $398,000, respectively. For the three and six months ended June 30, 2004, amortization expense relating to intangible assets was $187,000 and $375,000, respectively. The estimated annual amortization expense for the balance of fiscal 2005 and fiscal years 2006 and 2007, the expiration of the remaining useful life of the Company’s intangible assets at June 30, 2005, is $397,000, $589,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated

Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three and six months ended June 30, 2005 and the three months ended June 30, 2004, outstanding stock options and warrants in the aggregate weighted average amount of 1,875,386, 1,883,754 and 1,828,358 have been excluded from the diluted loss per share since their effect would be antidilutive. For the six months ended June 30, 2004, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 561,199 for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding for basic earnings per share for a total of 16,832,814 weighted average shares outstanding for diluted earnings per share. For the six months ended June 30, 2004, outstanding stock options and warrants in the weighted average aggregate amount of 852,165 were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of the common stock.

Stock Options

          The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method and is presenting pro forma disclosures of earnings and earnings per share as if the fair value method of accounting was applied.

          Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the three and six months ended June 30, 2005 and 2004 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	(unaudited)		(unaudited)
	2005	2004	2005	2004

Net earnings/(loss) as reported	$(1,380,680)	$(1,382,144)	$(2,355,835)	$9,029,658
After tax effect of pro forma compensation	(5,550)	(4,750)	(11,100)	(4,750)

Pro forma net earnings/(loss)	$(1,386,230)	$(1,386,894)	$(2,366,935)	$9,024,908

Earnings/(loss) per share:
Basic - as reported	$(0.09)	$(0.09)	$(0.15)	$0.55

Basic - pro forma	$(0.09)	$(0.09)	$(0.15)	$0.55

Diluted - as reported	$(0.09)	$(0.09)	$(0.15)	$0.54

Diluted - pro forma	$(0.09)	$(0.09)	$(0.15)	$0.54

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

Recent Accounting Pronouncements

           In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

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

4. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three and six months ended June 30, 2005 and 2004. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

	Three months ended June 30, 2005

			Corporate
	F&B	Zargis	and other	Totals

Revenues from external customers	$282,673	$—	$274	$282,947
Depreciation and amortization	25,395	4,195	203,709	233,299
Operating loss	(147,120)	(350,636)	(880,846)	(1,378,602)
Investment income/(loss)	528	20	(1,160)	(612)
Other intangible assets	0	401,201	619,152	1,020,353
Fixed assets	487,559	23,260	46,549	557,368
Total assets	641,993	211,884	25,115,685	25,969,562

	Three months ended June 30, 2004

			Corporate
	F&B	Zargis	and other	Totals

Revenues from external customers	$200,228	$—	$—	$200,228
Depreciation and amortization	25,762	4,211	276,797	306,770
Operating loss	(267,627)	(512,710)	(947,589)	(1,727,926)
Investment income/(loss)	602	1,284	153,055	154,941
Other intangible assets	620,875	635,441	1,031,920	2,288,236
Fixed assets	533,872	30,136	105,812	669,820
Total assets	657,259	411,016	30,862,224	31,930,499

	Six months ended June 30, 2005

			Corporate
	F&B	Zargis	and other	Totals

Revenues from external customers	$509,086	$—	$640	$509,726
Depreciation and amortization	47,771	8,188	407,417	463,376
Operating loss	(317,970)	(683,621)	(1,759,110)	(2,760,701)
Investment income/(loss)	481	38	280,734	281,253

	Six months ended June 30, 2004

			Corporate
	F&B	Zargis	and other	Totals

Revenues from external customers	$349,572	$—	$1,671	$351,243
Depreciation and amortization	35,799	7,318	549,129	592,246
Operating loss	(391,763)	(886,206)	(4,921,404)	(6,199,373)
Investment income/(loss)	1,993	4,198	(109,372)	(103,181)

          The Company has no foreign operations. During the three or six months ended June 30, 2005 and 2004, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

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

          Broadband Patents. Through our wholly owned subsidiaries, Broadband Patents, LLC and CellularVision Technology & Telecommunications, L.P., we have accumulated a portfolio of patents that allow for high-speed wireless communication systems with greater information content, reliability, clarity, or more efficient use of licensed spectrum as compared to prior systems. We have six domestic patents with expiration dates ranging from 2007 through 2017, with approximately 38 international counterparts in 22 countries. We also have 20 patents pending in an additional 5 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that it would be difficult for such a wireless communications system to be constructed without using one or more of our patented technologies, it is a lengthy and expensive process to pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

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

          Long-lived assets. Long-lived assets, including fixed assets, goodwill when applicable and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $619,000 at June 30, 2005 and currently do not generate significant revenues or cash flows. However, as of December 31, 2004, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2004. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. We also reviewed the carrying value of goodwill recorded in connection with the F&B Güdtfood acquisition and estimated based upon our review, taking into account such factors as projected operations, that there had been impairment to this carrying value. As a result, we recorded a charge in the amount of $621,000, the balance of our goodwill, during the fourth quarter of 2004.

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

Six and Three Months Ended June 30, 2005 Compared to Six and Three Months Ended June 30, 2004

          Revenues increased $159,000 from $351,000 for the six months ended June 30, 2004 to $510,000 for the six months ended June 30, 2005 and increased $83,000 from $200,000 for the three months ended June 30, 2004 to $283,000 for the six months ended June 30, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004. Revenues generated by the second store were $202,000 and $34,000 for the six months ended June 30, 2005 and 2004, respectively, and $116,000 and $34,000 for the three months ended June 30, 2005 and 2004, respectively.

          Selling, general and administrative expenses decreased $222,000 from $2,162,000 for the six months ended June 30, 2004 to $1,940,000 for the six months ended June 30, 2005 and decreased $205,000 from $1,170,000 for the three months ended June 30, 2004 to $965,000 for the three months ended June 30, 2005. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Zargis Medical. This decrease is net of an increase as a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          Research and development expenses decreased $43,000 from $739,000 for the six months ended June 30, 2004 to $696,000 for the six months ended June 30, 2005 and remained approximately the same for the three months ended June 30, 2004 compared to the three months ended June 30, 2005. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions by Zargis Medical.

          Depreciation and amortization decreased $129,000 from $592,000 for the six months ended June 30, 2004 to $463,000 for the six months ended June 30, 2005 and decreased $74,000 from $307,000 for the three months ended June 30, 2004 to $233,000 for the three months ended June 30, 2005. This decrease, net of an increase in the amount of $23,000 during 2005 compared to 2004 for amortization of medical technology resulting from the Zargis acquisition, is a result of assets becoming fully depreciated.

          Cost of sales increased $42,000 from $129,000 for the six months ended June 30, 2004 to $171,000 for the six months ended June 30, 2005 and increased $10,000 from $84,000 for the three months ended June 30, 2004 to $94,000 for the three months ended June 30, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          During the six months ended June 30, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. No such expenses were recognized during the six months ended June 30, 2005. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of he Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the six months ended June 30, 2004.

          Investment income increased $384,000 from a net loss of $103,000 for the six months ended June 30, 2004 to a net gain of $281,000 for the six months ended June 30, 2005 and decreased $156,000 from a net gain of $155,000 for the three months ended June 30, 2004 to a net loss of $1,000 for the three months ended June 30, 2005. Realized losses decreased $247,000 from net losses of $402,000 for the six months ended June 30, 2004 to net losses of $155,000 for the six months ended June 30, 2005 and increased $212,000 from net gains of $17,000 for the three months ended June 30, 2004 to net losses of $195,000 for the three months ended June 30, 2005. Unrealized gains increased $36,000 from net gains of $190,000 for the six months ended June 30, 2004 to net gains of $226,000 for the six months ended June 30, 2005 and decreased $6,000 from net gains of $75,000 for the three months ended June 30, 2004 to net gains of $69,000 for the three months ended June 30, 2005. Interest income increased $102,000 from $108,000 for the six months ended June 30, 2004 to $210,000 for the six months ended June 30, 2005 and increased $62,000 from $63,000 for the three months ended June 30, 2004 to $125,000 for the three months ended June 30, 2005. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest decreased $208,000 from $332,000 for the six months ended June 30, 2004 to $124,000 for the six months ended June 30, 2005 and decreased $192,000 from $191,000 for the three months ended June 30, 2004 to an expense of $1,000 for the three months ended June 30, 2005. This amount represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical.

          During the six months ended June 30, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recognized during the six months ended June 30, 2005.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $3,016,000 for the six months ended June 30, 2005 compared to net cash provided by operating activities of $9,027,000 for the six months ended June 30, 2004. This net increase in cash used in operating activities was primarily the result of a gain from technology settlement in the amount of $15,000,000 recognized during the six months ended June 30, 2004, reduced by $2,929,000 in technology settlement expenses. In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15,000,000 from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2,845,000 during the six months ended June 30, 2004.

          Net cash provided by investing activities was $1,099,000 for the six months ended June 30, 2005 compared to net cash used in investing activities of $1,068,000 for the six months ended June 30, 2004. This net decrease in cash used in investing activities was the result of a decrease in property and equipment additions in the amount of $454,000, the maturity of United States Treasury bills in the net amount of $1,012,000 and a net decrease in other investments in the amount of $100,000.

          Net cash used in financing activities was $30,000 for the six months ended June 30, 2005 compared to net cash used in financing activities of $175,000 for the six months ended June 30, 2004. This net decrease in cash used in financing activities was primarily the result of a decrease in repurchases of treasury stock in the amount of $171,000, net of decreases in proceeds received from the exercise of options and warrants in the amount of $26,000.

          At June 30, 2005, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,979,000. $259,000 of this amount is due during the remainder of 2005; $365,000, $276,000, $284,000 and $233,000 of this amount is due during the years ending December 31, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

          We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We also sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing.

Recent Accounting Pronouncements

           In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at June 30, 2005 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

          As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have also sold publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

          The carrying value of cash equivalents and United States Treasury bills approximates market value since these highly liquid, interest earning investments are invested in money market funds and short-term government securites, respectively. The Company’s investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Note 5 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2005 - April 30, 2005	0	$0.00	0	$316
May 1, 2005 - May 31, 2005	0	$0.00	0	$1,000,316
June 1, 2005 - June 30, 2005	52,600	$1.44	52,600	$924,653
Total	52,600	$1.44	52,600	$924,653

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

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

SPEEDUS CORP.

Date: August 15, 2005	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial Officer