Form 10-Q
period 2005-09-30
SPEEDUS CORP
filed 2005-11-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of November 9, 2005 was 16,117,899.

SPEEDUS CORP.
INDEX TO FORM 10-Q

		[Page]

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6-10

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations		11-15

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk		15

ITEM 4 — Controls and Procedures		15

PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings		16

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds		16

ITEM 3 — Defaults Upon Senior Securities		16

ITEM 4 — Submission of Matters to a Vote of Security Holders		16

ITEM 5 — Other Information		16

ITEM 6 — Exhibits		16

Signature Page		17

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	18

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$15,995,636	$17,740,865
United States Treasury bills	3,969,400	5,977,200
Marketable securities	1,806,779	1,060,592
Prepaid expenses and other	127,916	173,979
Accounts and other receivables	1,100	49,134

Total current assets	21,900,831	25,001,770
Property and equipment, net of accumulated depreciation of $272,144 and $175,457	528,311	609,840
Other intangible assets, net of accumulated amortization of $2,408,412 and $1,812,249	821,632	1,417,795
Other investments	800,000	900,000
Other assets	778,528	752,869

Total assets	$24,829,302	$28,682,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,357	$315,742
Accrued liabilities	1,265,243	1,357,720

Total current liabilities	1,417,600	1,673,462

Minority interest	—	159,294

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 and 21,587,674 shares issued)	217,502	215,877
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,719,740	90,546,583
Treasury stock (at cost; 5,618,780 and 5,368,949 shares)	(5,866,176)	(5,499,684)
Accumulated deficit	(61,659,364)	(58,413,258)

Stockholders’ equity	23,411,702	26,849,518

Total liabilities and stockholders’ equity	$24,829,302	$28,682,274

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Revenues	$293,768	$308,600	$803,494	$659,843

Expenses:
Selling, general and administrative	981,196	998,249	2,921,117	3,160,531
Research and development	389,238	378,143	1,085,507	1,117,137
Depreciation and amortization	229,473	278,833	692,849	871,079
Cost of sales	92,819	66,098	263,680	194,609
Technology settlement expenses	—	—	—	2,928,583

Total operating expenses	1,692,726	1,721,323	4,963,153	8,271,939

Operating loss	(1,398,958)	(1,412,723)	(4,159,659)	(7,612,096)

Investment income/(loss)	151,467	135,518	432,720	32,337
Minority interest	35,681	144,688	159,294	476,900
Gain from technology settlement	—	—	—	15,000,000

Earnings/(loss) before benefit from income taxes	(1,211,810)	(1,132,517)	(3,567,645)	7,897,141

Benefit from income taxes	321,539	—	321,539	—

Net earnings/(loss)	$(890,271)	$(1,132,517)	$(3,246,106)	$7,897,141

Per share:
Basic earnings/(loss) per common share	$(0.06)	$(0.07)	$(0.20)	$0.49

Weighted average common shares outstanding - basic	16,164,823	16,219,742	16,203,146	16,254,198

Diluted earnings/(loss) per common share	$(0.06)	$(0.07)	$(0.20)	$0.47

Weighted average common shares outstanding - diluted	16,164,823	16,219,742	16,203,146	16,816,636

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,

	2005	2004

Cash flows from operating activities:
Net earnings/(loss)	$(3,246,106)	$7,897,141
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	692,849	871,079
Unrealized investment (gains)/losses	32,702	11,767
Minority interest	(159,294)	(476,900)
Stock based compensation	12,282	26,810
Changes in operating assets and liabilities:
Marketable securities	(778,889)	1,996,471
Prepaid expenses and other	46,063	(49,691)
Due from broker	—	3,131,835
Accounts and other receivables	48,034	(34,181)
Other assets	(25,659)	(148,634)
Accounts payable	(163,385)	70,590
Accrued liabilities	(92,477)	(220,531)
Securities sold and not purchased	—	(5,406,135)

Net cash provided by/(used in) operating activities	(3,633,880)	7,669,621

Cash flows from investing activities:
Property and equipment additions	(15,157)	(495,736)
United States Treasury bills:
Purchases	(13,992,200)	—
Maturities	16,000,000	—
Other investments:
Purchases	(500,000)	(736,920)
Transfer to Marketable securities	600,000	—

Net cash provided by/(used in) investing activities	2,092,643	(1,232,656)

Cash flows from financing activities:
Proceeds from exercise of options or warrants	162,500	71,586
Repurchase of stock	(366,492)	(249,132)

Net cash provided by/(used in) financing activities	(203,992)	(177,546)

Net increase/(decrease) in cash and cash equivalents	(1,745,229)	6,259,419

Cash and cash equivalents, beginning of period	17,740,865	19,419,197

Cash and cash equivalents, end of period	$15,995,636	$25,678,616

Supplemental information of business acquired:
Fair value of assets acquired:
Cash	$—	$—
Non current assets	—	—
Other intangible assets	—	136,500
Less-liabilities assumed:
Current liabilities	—	—
Minority interest	—	(136,500)

Cash paid	—	—
less-cash acquired	—	—

Acquisition of business, net of cash acquired	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

          The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statements have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and notes thereto on Form 10-K.

          Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005 and December 31, 2004, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,419,000 and $877,000, unrealized gains since acquisition were $388,000 and $184,000 and the carrying value was $1,807,000 and $1,061,000, respectively. At September 30, 2005, based upon the fair market value of these securities 27% was invested in technology and telecommunications companies and 73% was invested in a coal company.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Other investments

          The Company has invested in equity and debt instruments of publicly and non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

          At September 30, 2005, other investments consist of:

                    (a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing,

                    (b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering, and

                    (c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering.

          The Company does not believe there has been any impairment of other investments at September 30, 2005.

Securities Sold But Not Purchased

          The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount that would be shown on the balance sheet as ‘Securities sold and not purchased’ would represent the value of these securities at fair market value. At September 30, 2005 and December 31, 2004, there were no securities sold and not purchased.

Due From Broker

          In connection with selling publicly traded securities that it does not own, the Company would be obligated to maintain balances with brokerage firms as security for these transactions. At September 30, 2005 and December 31, 2004, there were no restricted cash balances.

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

          The Company owns broadband assets, included in intangible assets, with a carrying value of $516,000 at September 30, 2005 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of its remaining FCC license and certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above. This estimate evaluated the recovery of these broadband assets compared to the fair value of the remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

          Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. Through the year ended December 31, 2002, the patent was amortized over its life of fourteen years at the time of acquisition. During the three months ended March 31, 2003, the Company reviewed the estimated useful life of this patent in light of the continuing depressed economic state of the telecommunications industry. As a result, effective January 1, 2003, the Company considered the remaining useful life to be four years and has accounted for this determination as a change in an estimate. At September 30, 2005, the broadband patent was recorded at cost in the amount of $2,070,000 with accumulated amortization of $1,554,000. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $854,000 at September 30, 2005, is being amortized over a period of three years.

          For the three and nine months ended September 30, 2005, amortization expense relating to intangible assets was $199,000 and $596,000, respectively. For the three and nine months ended September 30, 2004, amortization expense relating to intangible assets was $187,000 and $562,000, respectively. The estimated annual amortization expense for the balance of fiscal 2005 and fiscal years 2006 and 2007, the expiration of the remaining useful life of the Company’s intangible assets at September 30, 2005, is $199,000, $589,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying consolidated statement of operations and not allocated to ‘Selling, general and administrative’ or ‘Research and development’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three and nine months ended September 30, 2005 and the three months ended September 30, 2004, outstanding stock options and warrants in the aggregate weighted average amount of 1,851,708, 1,872,944 and 1,837,215 have been excluded from the diluted loss per share since their effect would be antidilutive. For the nine months ended September 30, 2004, the weighted average common shares for diluted earnings per share were determined by adding weighted average shares in the aggregate amount of 562,438 for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding for basic earnings per share for a total of 16,816,636 weighted average shares outstanding for diluted earnings per share. For the nine months ended September 30, 2004, outstanding stock options and warrants in the weighted average aggregate amount of 836,385 were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of the common stock.

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

          Unaudited pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the three and nine months ended September 30, 2005 and 2004 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,

	(unaudited)		(unaudited)
	2005	2004	2005	2004

Net earnings/(loss) as reported	$(890,271)	$(1,132,517)	$(3,246,106)	$7,897,141
After tax effect of pro forma compensation	(10,342)	(1,979)	(21,442)	(6,729)

Pro forma net earnings/(loss)	$(900,613)	$(1,134,496)	$(3,267,548)	$7,890,412

Earnings/(loss) per share:
Basic - as reported	$(0.06)	$(0.07)	$(0.20)	$0.49

Basic - pro forma	$(0.06)	$(0.07)	$(0.20)	$0.49

Diluted - as reported	$(0.06)	$(0.07)	$(0.20)	$0.47

Diluted - pro forma	$(0.06)	$(0.07)	$(0.20)	$0.47

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first period of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R could have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

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

          In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties. These expenses are included in ‘Technology settlement expenses’ for the nine months ended September 30, 2004 in the accompanying consolidated statement of operations.

4.   Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three and nine months ended September 30, 2005 and 2004. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests.

	Three months ended September 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$293,768	$0	$0	$293,768
Depreciation and amortization	22,525	3,240	203,708	229,473
Operating loss	(124,708)	(279,200)	(995,050)	(1,398,958)
Investment income/(loss)	337	22	151,108	151,467
Other intangible assets	0	305,672	515,960	821,632
Fixed assets	466,730	20,020	41,561	528,311
Total assets	649,919	514,751	23,664,632	24,829,302

	Three months ended September 30, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$307,069	$0	$1,531	$308,600
Depreciation and amortization	26,151	4,211	248,471	278,833
Operating loss	(135,092)	(404,039)	(873,592)	(1,412,723)
Investment income/(loss)	198	2,170	133,150	135,518
Goodwill and other intangible assets	620,875	687,788	928,728	2,237,391
Fixed assets	535,949	25,925	44,686	606,560
Total assets	665,059	522,331	29,672,599	30,859,989

	Nine months ended September 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$802,854	$0	$640	$803,494
Depreciation and amortization	70,296	11,428	611,125	692,849
Operating loss	(442,678)	(962,821)	(2,754,160)	(4,159,659)
Investment income/(loss)	818	60	431,842	432,720

	Nine months ended September 30, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$656,641	$0	$3,202	$659,843
Depreciation and amortization	61,950	11,529	797,600	871,079
Operating loss	(526,855)	(1,290,245)	(5,794,996)	(7,612,096)
Investment income/(loss)	2,191	6,368	23,778	32,337

          The Company has no foreign operations. During the three or nine months ended September 30, 2005 and 2004, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

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

          Financial instruments. Our financial instruments consist primarily of cash equivalents, marketable securities and may include securities sold and not purchased. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

          Long-lived assets. Long-lived assets, including fixed assets, goodwill when applicable and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $516,000 at September 30, 2005 and currently do not generate significant revenues or cash flows. However, as of December 31, 2004, we estimated that, based upon our review of recent transactions and other factors, the fair value of our remaining FCC license and certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2004. This estimate evaluated the recovery of these broadband assets compared to the fair value of our remaining FCC license and certain patents as a group since it represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. We also reviewed the carrying value of goodwill recorded in connection with the F&B Güdtfood acquisition and estimated based upon our review, taking into account such factors as projected operations, that there had been impairment to this carrying value. As a result, we recorded a charge in the amount of $621,000, the balance of our goodwill, during the fourth quarter of 2004.

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

Nine and Three Months Ended September 30, 2005 Compared to Nine and Three Months Ended September 30, 2004

          Revenues increased $143,000 from $660,000 for the nine months ended September 30, 2004 to $803,000 for the nine months ended September 30, 2005 and decreased $15,000 from $309,000 for the three months ended September 30, 2004 to $294,000 for the three months ended September 30, 2005. The increase for the nine month period is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004. Revenues generated by the second store were $337,000 and $189,000 for the nine months ended September 30, 2005 and 2004, respectively. This increase for the nine month periods is net of a decrease during the three months ended September 30, 2005, primarily a result of a reduction in menu prices and unseasonably warm weather that reduced traffic. Revenues generated by the second store were $135,000 and $155,000 for the three months ended September 30, 2005 and 2004, respectively.

          Selling, general and administrative expenses decreased $240,000 from $3,161,000 for the nine months ended September 30, 2004 to $2,921,000 for the nine months ended September 30, 2005 and decreased $17,000 from $998,000 for the three months ended September 30, 2004 to $981,000 for the three months ended September 30, 2005. These decreases are primarily a result of decreases in compensation and employee related expenses as a result of staff reductions. The decrease for the 9 month period is net of an increase as a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          Research and development expenses decreased $31,000 from $1,117,000 for the nine months ended September 30, 2004 to $1,086,000 for the nine months ended September 30, 2005 and remained approximately the same for the three months ended September 30, 2004 compared to the three months ended September 30, 2005. The decrease for the nine month period is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions.

          Depreciation and amortization decreased $178,000 from $871,000 for the nine months ended September 30, 2004 to $693,000 for the nine months ended September 30, 2005 and decreased $50,000 from $279,000 for the three months ended September 30, 2004 to $229,000 for the three months ended September 30, 2005. These decreases, net of increases in the amounts of $35,000 and $12,000 during nine and three month periods of 2005 compared to 2004, respectively, for amortization of medical technology resulting from the Zargis acquisition, is a result of assets becoming fully depreciated.

          Cost of sales increased $69,000 from $195,000 for the nine months ended September 30, 2004 to $264,000 for the nine months ended September 30, 2005 and increased $27,000 from $66,000 for the three months ended September 30, 2004 to $93,000 for the three months ended September 30, 2005. These increases are primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          During the nine months ended September 30, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. No such expenses were recognized during the nine months ended September 30, 2005. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of he Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the nine months ended September 30, 2004.

          Investment income increased $401,000 from a net gain of $32,000 for the nine months ended September 30, 2004 to a net gain of $433,000 for the nine months ended September 30, 2005 and increased $15,000 from a net gain of $136,000 for the three months ended September 30, 2004 to a net gain of $151,000 for the three months ended September 30, 2005. Realized losses decreased $192,000 from net losses of $367,000 for the nine months ended September 30, 2004 to net losses of $175,000 for the nine months ended September 30, 2005 and increased $55,000 from net gains of $35,000 for the three months ended September 30, 2004 to net losses of $20,000 for the three months ended September 30, 2005. Unrealized gains decreased $47,000 from net gains of $218,000 for the nine months ended September 30, 2004 to net gains of $171,000 for the nine months ended September 30, 2005 and decreased $84,000 from net gains of $28,000 for the three months ended September 30, 2004 to net losses of $56,000 for the three months ended September 30, 2005. Interest income increased $256,000 from $181,000 for the nine months ended September 30, 2004 to $437,000 for the nine months ended September 30, 2005 and increased $154,000 from $73,000 for the three months ended September 30, 2004 to $227,000 for the three months ended September 30, 2005, $81,000 of the increase for the three and nine months ended September 30, 2005 is a result of interest received as a result of a tax refund from the filing of amended tax returns. The balance of the increase, net of a decrease as a result of a lesser amount of funds available for short-term investment, is a result of increased interest rates. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest decreased $318,000 from $477,000 for the nine months ended September 30, 2004 to $159,000 for the nine months ended September 30, 2005 and decreased $109,000 from $145,000 for the three months ended September 30, 2004 to $36,000 for the three months ended September 30, 2005. This amount represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical.

          During the nine months ended September 30, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recognized during the nine months ended September 30, 2005.

           During the three and nine months ended September 30, 2005, the Company recorded a benefit from income taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns. No such benefit was recorded during the three and nine months ended September 30, 2004.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $3,634,000 for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $7,670,000 for the nine months ended September 30, 2004. This net increase in cash used in operating activities was primarily the result of a gain from technology settlement in the amount of $15,000,000 recognized during the nine months ended September 30, 2004, reduced by $2,929,000 in technology settlement expenses. In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15,000,000 from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2,845,000 during the nine months ended September 30, 2004.

          Net cash provided by investing activities was $2,093,000 for the nine months ended September 30, 2005 compared to net cash used in investing activities of $1,233,000 for the nine months ended September 30, 2004. This net decrease in cash used in investing activities was the result of a decrease in property and equipment additions in the amount of $481,000, the maturity of United States Treasury bills in the net amount of $2,008,000 and a net decrease in other investments in the amount of $100,000.

          Net cash used in financing activities was $204,000 for the nine months ended September 30, 2005 compared to net cash used in financing activities of $178,000 for the nine months ended September 30, 2004. This net increase in cash used in financing activities was primarily the result of an increase in repurchases of treasury stock in the amount of $117,000, net of an increase in proceeds received from the exercise of options and warrants in the amount of $91,000.

          At September 30, 2005, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,821,000. $102,000 of this amount is due during the remainder of 2005; $365,000, $276,000, $283,000 and $233,000 of this amount is due during the years ending December 31, 2006, 2007, 2008 and 2009, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

          We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future also sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing.

Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at September 30, 2005 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

          As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future also sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

          The carrying value of cash equivalents and United States Treasury bills approximates market value since these highly liquid, interest earning investments are invested in money market funds and short-term government securities, respectively. The Company’s investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note 5 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units ) that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2005 - July 31, 2005	92,566	$1.50	92,566	$785,783

August 1, 2005 - August 31, 2005	60,963	$1.52	60,963	$692,977

September 1, 2005 -September 30, 2005	43,702	$1.35	43,702	$633,824

Total	197,231	$1.47	197,231	$633,824

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

SPEEDUS CORP.

Date: November 14, 2005	By: /s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2005	By: /s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial Officer