Form 10-K
period 2005-12-31
SPEEDUS CORP
filed 2006-03-31
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______ to _______

Commission file number: 000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3853788 (I.R.S. Employer Identification Number)

9 Desbrosses Street, Suite 402, New York, NY (Address of Principal Executive Offices)	10013 (Zip code)

(888) 773-3669
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $11,164,000 on June 30, 2005, based on the closing trade price of the Common Stock on the NASDAQ Capital Market on that date.

          The number of shares of Common Stock outstanding as of March 21, 2006 was 16,102,529.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan (ZAC), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements—Note 9, Business Segment Information.”

          Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis’ patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, the Zargis Acoustic Cardioscan, received FDA authorization in May 2004 and in September 2005. ZAC is currently being tested by a select group of physicians to be used as part of general medical examinations and physicals to detect suspected murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient’s health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

          We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis’ medical products that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements. Major next steps remaining for Zargis include continuing marketing trials and clinical trials for new applications of the Zargis technology and the formation of strategic partnerships designed to support product commercialization.

          In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met. In September 2004, we increased our ownership in Zargis Medical to 72.7% by investing an additional $500,000. At December 31, 2005, as a result of continued advances aggregating $1,480,000 during 2005, our ownership interest increased to approximately 78%.

          F&B Güdtfood. We own 90% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%. We expect that F&B Güdtfood will begin selling F&B Güdtfood franchises through its wholly owned subsidiary, F&B Güdtfood Franchise Corp. We have also entered into a management services contract with F&B Güdtfood that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements.

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

          Wibiki.  During 2005, our technology resources and experience in wireless broadband enabled us to conceive a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. We named that network Wibiki. Wibiki offers free beta software designed to improve access to free Wi-Fi, including streamlining registration and security configuration of Wi-Fi clients and routers. Wibiki software for laptops and routers can be downloaded from www.wibiki.com. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users.

          Local Multipoint Distribution Service (LMDS) license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Renewal of the license has been applied for and is currently pending. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

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

Government Regulation

          In general, we are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. However, the grant, renewal and administration of spectrum licenses is regulated by the Federal Communications Commission. Our local multipoint distribution service license expired in February 2006 and our renewal application is pending with the FCC. While the FCC has historically renewed licenses as a matter of course, licenses in the local multipoint distribution service band are just now coming up for renewal. A failure by the FCC to renew our license could have an adverse effect on the Company.

          In addition, medical devices such as ours are subject to strict regulation by state and federal authorities, including the Food and Drug Administration and comparable authorities in certain states.

ITEM 1A. RISK FACTORS

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

          We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2005, had an accumulated deficit of approximately $63.9 million. We believe that we have sufficient liquidity to finance our current level of operations through the 2006 fiscal year. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

Shant S. Hovnanian and Vahak S. Hovnanian, who in the aggregate own approximately 41% of our Common Stock, may have the power acting together to control the direction and future operations of our company.

          Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 41% of our outstanding Common Stock at February 15, 2006. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

          The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2005, 2004 and 2003, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $2.92 to $1.06, $4.28 to $1.39 and $1.65 to $0.71, respectively. The closing sale price of our Common Stock was $1.31 on March 21, 2006. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          All of our properties are leased space. Information on our major locations is presented below:

Location	Use	Square footage	Lease expiration	Renewal options

New York, NY	Executive and administrative	2,500	2006	13 six-month renewals
New York, NY	F&B restaurant	1,300	2009	None
New York, NY	F&B restaurant	1,500	2014	None
New York, NY	Other	3,000	2006	None
Princeton, NJ	Administrative and research	2,500	2009	None
Stamford, CT	Administrative	850	2006	1 one-year renewal

ITEM 3. LEGAL PROCEEDINGS

          The Company is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At its Annual Meeting of shareholders held on November 17, 2005, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

          1. Election of Directors:

Name of Director	Votes For	Votes Withheld

Shant S. Hovnanian	13,531,093	56,541
Vahak S. Hovnanian	13,335,933	251,701
William F. Leimkuhler	13,387,365	200,269
Jeffrey Najarian	13,388,215	199,419
Christopher Vizas	13,386,315	201,319

          2. Appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions

13,560,341	15,878	11,415

          3. Approval of the Company’s 2005 Stock Incentive Plan:

Votes For	Votes Against	Abstentions	No Vote

7,316,491	571,284	36,400	5,663,459

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our Common Stock is listed for quotation on the Nasdaq Capital Market and trades under the symbol “SPDE.” The following table sets forth high and low trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale

2005

First quarter	$2.920	$2.000
Second quarter	2.100	1.240
Third quarter	1.750	1.060
Fourth quarter	1.690	1.110

2004

First quarter	$3.950	$1.390
Second quarter	4.280	1.830
Third quarter	2.630	1.600
Fourth quarter	3.800	1.710

          On March 21, 2006, the closing trade price of our Common Stock was $1.31 per share. As of December 31, 2005, there were approximately 300 registered shareholders and, to the best of our belief, approximately 5,200 beneficial owners of our Common Stock. During the year ended December 31, 2005, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

          We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Issuer Purchases of Equity Securities

          The following table sets forth certain information regarding repurchases by the Company of its own equity securities during the fourth quarter of 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2005 -October 31, 2005	13,495	$1.38	13,495	$615,137

November 1, 2005 -November 30, 2005	0	$—	0	$615,137

December 1, 2005 -December 31, 2005	0	$—	0	$615,137

Total	13,495	$1.38	13,495	$615,137

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

Equity Compensation Plans

          The following table sets forth certain information as of December 31, 2005 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance

Equity compensation plans approved by security holders	1,726,459	$2.32	1,169,368

Equity compensation plans not approved by security holders

Total	1,726,459	$2.32	1,169,368

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of conjunction with”Management’s Discussion the Company and Notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data
Revenues	$1,038	$917	$711	$907	$69
Total operating expenses	6,934	10,778	7,581	11,380	16,353

Operating loss	(5,896)	(9,861)	(6,870)	(10,473)	(16,284)
Net interest/investment income/(loss)	(52)	419	(4,520)	(194)	9,059
Minority interest	159	508	779	80	—
Equity in loss of associated company	—	—	(93)	(521)	(125)
Other income	—	—	—	—	86
Settlement of litigation	—	15,000	—	—	—
Benefit from/(provision for) taxes	322	(62)	—	—	—

Net earnings/(loss)	$(5,467)	$6,004	$(10,704)	$(11,108)	$(7,264)

Per Common Share
Basic earnings/(loss)	$(0.34)	$(0.37)	$(0.65)	$(0.62)	$(0.36)
Weighted average outstanding	16,182,208	16,245,281	16,498,267	17,927,000	19,947,784
Diluted earnings/(loss)	$(0.34)	$(0.36)	$(0.65)	$(0.62)	$(0.36)
Weighted average outstanding	16,182,208	16,799,298	16,498,267	17,927,000	19,947,784

	December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$18,563	$17,741	$19,419	$33,053	$39,934
United States Treasury bills	—	5,977	—	—	—
Working capital	18,635	23,329	17,774	29,544	37,528
Net property and equipment	426	610	420	820	5,828
Net other intangible assets	623	1,418	2,042	1,651	1,799
Net goodwill	—	—	621	1,760	—
Total assets	22,460	28,682	28,510	50,185	53,892
Minority interest	—	159	531	1,592	—
Total liabilities	1,285	1,673	6,990	16,175	8,410
Total equity	21,176	26,850	20,989	32,418	45,482

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

           We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan (ZAC), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements—Note 9, Business Segment Information.”

           Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis’ patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms.The first Zargis device, the Zargis Acoustic Cardioscan (ZAC), received FDA authorization in May 2004 and in September 2005. ZAC is currently being tested by a select group of physicians to be used as part of general medical examinations and physicals to detect suspected murmurs which could be a sign of valvular and congenital heart disease. General medical examinations, according to the National Center for Health Statistics, totaled 64 million in 2000 for the US alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient’s health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

          We have signed an exclusive contract with Zargis to provide transaction processing to support Zargis’ medical products that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements. Major next steps remaining for Zargis include continuing market trials and clinical trials for new applications of the Zargis technology and the formation of strategic partnerships designed to support product commercialization.

           In February 2003, we acquired a controlling interest in Zargis Medical for an additional investment of $1,250,000. In July 2003, we increased our ownership in Zargis Medical to 68.9% by investing an additional $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of certain milestones not having been met. In September 2004, we increased our ownership in Zargis Medical to 72.7% by investing an additional $500,000. At December 31, 2005, as a result of continued advances aggregating $1,480,000 during 2005, our ownership interest increased to approximately 78%.

          F&B Güdtfood. We own 90% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%. We expect that F&B Güdtfood will begin selling F&B Güdtfood franchises through its wholly owned subsidiary, F&B Güdtfood Franchise Corp. We have also entered into a management services contract with F&B Güdtfood that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements.

          Wibiki. During 2005, our technology resources and experience in wireless broadband enabled us to conceive a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. We named that network Wibiki. Wibiki offers free beta software designed to improve access to free Wi-Fi, including streamlining registration and security configuration of Wi-Fi clients and routers. Wibiki software for laptops and routers can be downloaded from www.wibiki.com. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users.

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

          Local Multipoint Distribution Service (LMDS) license. We have an FCC commercial operating license, awarded to us in recognition of our efforts in developing and deploying LMDS technology and for spearheading its regulatory approval at the FCC, which covers 150 MHz of spectrum in the New York City area. The license has been renewed as a standard LMDS license through February 1, 2006. Renewal of the license has been applied for and is currently pending. Under FCC authorization, the license includes an additional 150 MHz of spectrum until the first Ka band satellite is launched, an event which is not currently determinable. The license provides that the spectrum may be used for a wide variety of fixed wireless purposes, including wireless local loop telephony, high-speed Internet access and two-way teleconferencing.

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

           Financial instruments. Our financial instruments consist primarily of cash equivalents, United States Treasury bills, marketable securities and securities sold and not purchased. The carrying value of cash equivalents and United States treasury bills approximates market value since these highly liquid, interest earning investments are invested in money market funds and short term government securities, respectively. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

          We have also invested in equity and debt instruments of non-publicly held companies and account for them under the cost method since we do not have the ability to exercise significant influence over operations. We monitor these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying values when necessary.

           Long-lived assets. Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $0.4 million at December 31, 2005 and currently do not generate significant revenues or cash flows. However, as of December 31, 2005, we estimated that, based upon our review of historical transactions and other factors, the fair value of certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2005. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

           Revenues increased $121,000 from $917,000 for the twelve months ended December 31, 2004 to $1,038,000 for the twelve months ended December 31, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004. Revenues generated by the second store were $430,000 and $279,000 for 2005 and 2004, respectively. The 2005 increase is net of a decrease in revenues in the amount of $39,000, generated by the first store in 2005 as a result of a reduction in menu prices and unfavorable weather conditions that decreased store traffic.

           Selling, general and administrative expenses decreased $463,000 from $4,314,000 for the twelve months ended December 31, 2004 to $3,851,000 for the twelve months ended December 31, 2005. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions. This decrease is net of an increase as a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          Research and development expenses increased $281,000 from $1,516,000 for the twelve months ended December 31, 2004 to $1,797,000 for the twelve months ended December 31, 2005. This increase is primarily a result of new wireless initiatives by the Company. This decrease is net of decreases in compensation and employee related expenses as a result of staff reductions.

          Depreciation and amortization decreased $176,000 from $1,117,000 for the twelve months ended December 31, 2004 to $941,000 for the twelve months ended December 31, 2005. This decrease, net of an increase in the amount of $34,000 during 2005 compared to 2004 for amortization of medical technology resulting from the Zargis acquisition, is a result of assets becoming fully depreciated.

          Cost of sales increased $63,000 from $282,000 for the twelve months ended December 31, 2004 to $345,000 for the twelve months ended December 31, 2005. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          During the twelve months ended December 31, 2004, the Company incurred $2,929,000 in expenses in connection with a technology settlement in the amount of $15,000,000. No such expenses were incurred in 2005. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million during the twelve months ended December 31, 2004.

          During the twelve months ended December 31, 2004, the Company recorded an impairment charge in the amount of $621,000 in connection with goodwill recorded in connection with the F&B Güdtfood acquisition. No such charge was recorded in 2005.

          Investment income decreased $471,000 from a net gain in the amount of $419,000 for the twelve months ended December 31, 2004 to a net loss in the amount of $52,000 for the twelve months ended December 31, 2005. This increase is primarily a result of realized and unrealized gains and losses. Realized losses decreased $177,000 from net losses of $352,000 for the twelve months ended December 31, 2004 to net losses of $175,000 for the twelve months ended December 31, 2005. Unrealized gains decreased $754,000 from net gains of $287,000 for the twelve months ended December 31, 2004 to net losses of $467,000 for the twelve months ended December 31, 2005. Interest income increased $307,000 from $283,000 for the twelve months ended December 31, 2004 to $590,000 for the twelve months ended December 31, 2005. $81,000 of this increase is a result of interest received as a result of a tax refund from the filing of amended tax returns. The balance of the increase, net of a decrease as a result of a lesser amount of funds available for short-term investment, is a result of increased interest rates. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest decreased $349,000 from $508,000 for the twelve months ended December 31, 2004 to $159,000 for the twelve months ended December 31, 2005. These amounts represent the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest. During 2005, F&B Güdtfood and Zargis Medical continued to generate losses which reduced the minority interest balance to zero.  As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

          During the twelve months ended December 31, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recorded in 2005.

          During the twelve months ended December 31, 2005, the Company recorded a benefit from taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns.

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

          During the twelve months ended December 31, 2004, the Company recorded an impairment charge in the amount of $621,000 in connection with goodwill recorded in connection with the F&B Güdtfood acquisition. No such charge was recorded in 2003.

          Cost of sales increased $59,000 from $223,000 for the twelve months ended December 31, 2003 to $282,000 for the twelve months ended December 31, 2004. This increase is primarily a result of the opening of a second F&B Güdtfood store during the second quarter of 2004.

          During the twelve months ended December 31, 2004, the Company recorded a gain from technology settlement in the amount of $15,000,000. No such gain was recorded in 2003.

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

          Net cash used in operating activities was $5,070,000 for the year ended December 31, 2005 compared to net cash provided by operating activities of $6,570,000 for the year ended December 31, 2004. This net increase of $11,640,000 in cash used in operating activities was primarily the result of a gain from technology settlement in the amount of $15 million recognized during the year ended December 31, 2004, reduced by $2,929,000 in technology settlement expenses. In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P., received $15,000,000 from a former international licensee in settlement of litigation that CT&T instituted in May 2001. In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2,929,000 during the year ended December 31, 2004.

          Net cash provided by investing activities was $6,115,000 for the year ended December 31, 2005 compared to net cash used in investing activities of $8,070,000 for the year ended December 31, 2004. This net increase of $14,185,000 in cash provided by investing activities is primarily the result of the net maturity of United States Treasury bills and a $1,057,000 decrease in the purchase of other investments reduced by $498,000 in property and equipment additions primarily as a result of the opening of a second F&B Güdtfood store.

          Net cash used in financing activities was $223,000 for the year ended December 31, 2004 compared to net cash used in financing activities of $178,000 for the year ended December 31, 2004. This net increase of $45,000 in cash used in financing activities was substantially the result of decreased repurchases of treasury stock during 2005, net of an increase in proceeds from the exercise of options or warrants.

          At December 31, 2005, the Company’s future minimum lease payments due under noncancelable leases aggregated $1,731,000. $376,000, $276,000, $284,000, $233,000 and $138,000 of this amount is due during the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

          The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2006 fiscal year. However, the Company does not expect to have earnings from operations until such time as it substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business, the extent to which we expand our high-speed Internet service if suitable equipment becomes available and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company’s financial condition, operating results and prospects for growth.

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

Off-Balance Sheet Arrangements

          The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first period of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R could have a material impact on the Company’s financial statements.

          In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption allowed. The adoption of FIN No. 47 by the Company has not had a material impact on the Company’s consolidated results of operations or financial position.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at December 31, 2005 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to equity price risk.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The table below sets forth the names, ages and titles of the persons who were directors and/or executive officers of the Company as of March 15, 2006.

Name	Age	Position

Shant S. Hovnanian	46	Chairman of the Board of Directors, President and Chief Executive Officer
Vahak S. Hovnanian	74	Director
William F. Leimkuhler	54	Director
Jeffrey Najarian	47	Director
Christopher Vizas	56	Director
Thomas M. Finn	58	Secretary, Treasurer and Chief Financial Officer
John A. Kallassy	41	Executive Vice President, Chief Executive Officer – Zargis Medical Corp.

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

          Thomas M. Finn has served as Secretary, Treasurer and Chief Financial Officer since March 2003. Mr. Finn has been a consultant since 1994. Prior to that time, Mr. Finn was a Senior Vice President of Integrated Resources, Inc., a diversified financial services firm, and was the Chief Financial Officer of Integrated’s publicly-traded investment programs, including American Real Estate Partners, L.P., a New York Stock Exchange master limited partnership. Previously, Mr. Finn was an Audit Manager for Deloitte & Touche LLP. Mr. Finn is a graduate of Long Island University.

          John A. Kallassy has served as Executive Vice President since September 2000 and was named Chief Executive Officer of Zargis Medical Corp. in November 2004. In addition to developing and executing Zargis’ business strategy, Mr. Kallassy is also responsible for evaluating new business investment opportunities at Speedus within several business sectors. Prior to his leadership roles at Speedus and Zargis, Mr. Kallassy was a founder and Chief Executive Officer of American Data Consultants, Inc. (ADC), a firm specializing in information services, direct marketing and marketing research. Mr. Kallassy sold ADC to R.L. Polk in 1997 and continued his employment for three years at R.L. Polk as the ADC division president and later as a corporate vice president where he led the product management and analytical consulting groups for a $100 million business unit that was ultimately sold to Equifax Inc. Mr. Kallassy holds a Bachelor of Science Degree in Biochemistry that was completed at Leeds University in Leeds, England and earned his MBA from the Johnson School of Management at Cornell University.

ITEM 11. EXECUTIVE COMPENSATION

          The following table shows, for the fiscal years ended December 31, 2005, 2004 and 2003, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company in 2005 (the “Named Executive Officers”) in all capacities in which they served. See Employment Agreements.

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Compen- sation (1)	Securities Underlying Options (#)	All Other Compen- sation

Shant S. Hovnanian	2005	$250,000	$—	$158,411	—	$—
Chairman of the Board of Directors,	2004	250,000	2,845,186	144,000	—	$—
President and Chief Executive Officer	2003	250,000	—	140,000	—	—

Thomas M. Finn	2005	$191,000	$—	$—	—	$—
Secretary, Treasurer and Chief	2004	198,000	—	—	—	—
Financial officer	2003	152,000	—	—	100,000	—

John A. Kallassy	2005	$216,666	$12,500	$—	100,000	$—
Executive Vice President	2004	175,000	50,000	—	—	—
	2003	175,000	50,000	—	—	—

          (1) Under the terms of his employment contract, Mr. Hovnanian is entitled to certain benefits. See ‘Employment Agreements’. The amount shown in the table above represents the total cost of these items to the Company without adjustment for the portion of these costs allocable to business use by the Company.

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

Stock Option Grants Table

          The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2005

Name	Number of Securities Underlying Options Granted	% of Total Options Grtanted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%	10%

John Kallassy	100,000	47.6%	$1.50	7/14/15	$94,000	$ 239,000

          For information regarding stock option grants to employees in 2005, see “Notes to Consolidated Financial Statements—Note 5, Stockholders’ Equity.”

Aggregate Stock Option Exercise Table

          The following table sets forth information regarding the number and value of unexercised options that were held by the Named Executive Officers as of December 31, 2005. None of the Named Executive Officers exercised any options during 2005.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options Exercisable/ Unexercisable

Shant S. Hovnanian	0	$—	633,100	/ 0	$43,403 /	$0
Thomas M. Finn	0	—	124,238	/ 9,170	2,727 /	18
John A. Kallassy	0	—	337,500	/ 100,000	19,913 /	0

          For information regarding stock option grants to employees in 2005, see “Notes to Consolidated Financial Statements—Note 5, Stockholders’ Equity.”

Director Compensation

          During 2005, our Directors who are not officers or employees (“Non-Employee Directors”) received an annual retainer of $24,000. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000. Mr. Vizas received an additional retainer for services as a Director of two of the Company’s subsidiaries and as the Chairman of the Company’s Governance and Nominating Committee in the aggregate amount of $48,000. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

          In April 2002, the Compensation Committee of the Board of Directors approved a new employment agreement for Mr. Shant S. Hovnanian, effective as of April 25, 2002. The agreement provides that Mr. Hovnanian will act as our President and Chief Executive Officer. The agreement has a three-year term and provides for an annual salary of $250,000. Under the agreement, Mr. Hovnanian is entitled to be considered for annual performance based bonuses targeted at 50% or greater of his base salary and a contingent bonus based on certain performance factors, use of a Company apartment and car, a country club membership (which Mr. Hovnanian has not taken) and a $1,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under the agreement, Mr. Hovnanian was also granted 250,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

          We entered into an employment agreement effective September 5, 2000 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $175,000, subject to periodic review, and annual bonuses aggregating $50,000 based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 225,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 18,750 of these options were fully vested and immediately exercisable at the date of grant. Of the balance, 18,750 options became exercisable each three months after September 5, 2000 and all options are now fully vested and exercisable. In 2005, Mr. Kallassy’s bonus and salary were combined and the aggregate total paid as salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of February 15, 2006 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a director or director nominee of the Company; (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially Owned (1)

Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	4,309,754	26.8
Vahak S. Hovnanian (4)(5)	2,953,655	18.3
William F. Leimkuhler (6)	100,250	*
Jeffrey Najarian (7)	80,000	*
Christpher Vizas (8)	70,000	*
Thomas M. Finn (9)	128,821	*
John Kallassy (10)	427,500	2.7
XO Communications, Inc.	2,000,000	12.4

All Directors and Executive Officers as a group (total 7 persons)	8,069,980	50.1

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

          (3) Includes 137,500 shares of Common Stock owned by Mr. Shant S. Hovnanian’s minor children for which Mr. Hovnanian, as custodian, has sole voting power.

          (4) Includes options to purchase 102,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (5) Includes 55,431 and 22,175 shares of Common Stock which Mr. Vahak S. Hovnanian is required to sell upon the exercise of outstanding warrants at a per share exercise price of $13.16 and $11.28, respectively.

          (6) Includes options to purchase 100,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (7) Includes options to purchase 80,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (8) Includes options to purchase 70,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (9) Includes options to purchase 128,821 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (10) Includes options to purchase 337,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

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

Equity Compensation Plans

          The following table sets forth certain information as of December 31, 2005 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance

Equity compensation plans approved by security holders	1,726,459	$2.32	1,169,368

Equity compensation plans not approved by security holders

Total	1,726,459	$2.32	1,169,368

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under ‘Director Compensation’ included in Item 11. of this Form 10-K is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2005 and 2004, the Company paid or accrued $177,500 and $180,000, respectively, for audit fees to PricewaterhouseCoopers LLP.

          Audit - Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2005 and 2004, the Company did not pay or accrue any amounts for audit related fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2005 and 2004, the Company paid or accrued $102,100 and $50,000, respectively, for tax fees to PricewaterhouseCoopers LLP.

          All Other Fees represent fees for services rendered other than those described above. For the years ended December 31, 2005 and 2004, the Company did not pay or accrue any amounts for these services.

          The Audit Committee of the Company’s Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and all other permitted services.

          All of the audit and non-audit services described above were approved by the Audit Committee and not pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

		Page(s)

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	28

	Consolidated Balance Sheets as of December 31, 2005 and 2004	29

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	30

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	31

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	32

	Notes to Consolidated Financial Statements	33-42

(b) Exhibits

3.1a	Certificate of Incorporation. (1)

3.1b	Certificate of Ownership and Merger of CVUSA Merger Corporation With and Into CellularVision USA, Inc. (2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

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

10.1	Speedus Corp. 2005 Stock Incentive Plan. (4)

10.2	Employment Agreement, dated as of April 25, 2002, between SPEEDUS.COM, Inc. and Shant S. Hovnanian. (5)

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

21	Subsidiaries of Speedus Corp. (1)

23.1	Consent of PricewaterhouseCoopers LLP (6)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6).

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6).

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6).

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6).

(1)	Incorporated by reference to the Company’s Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 1999.

(3)	Incorporated by reference to the Company’s Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 13, 2005.

(5)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2003.

(6)	Filed herewith.

(c) Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2006

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$18,563,088	$17,740,865
United States Treasury bills	—	5,977,200
Marketable securities	1,174,825	1,060,592
Prepaid expenses and other	181,508	173,979
Accounts and other receivables	500	49,134

Total current assets	19,919,921	25,001,770
Property and equipment, net of accumulated depreciation of $321,256 and $175,457	426,201	609,840
Other intangible assets, net of accumulated amortization of $2,607,133 and $1,812,249	622,911	1,417,795
Other investments	800,000	900,000
Other assets	691,444	752,869

Total assets	$22,460,477	$28,682,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,692	$315,742
Accrued liabilities	1,215,859	1,357,720

Total current liabilities	1,284,551	1,673,462

Minority interest	—	159,294

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 and 21,587,674 shares issued)	217,502	215,877
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,724,450	90,546,583
Treasury stock (at cost; 5,632,275 and 5,368,949 shares)	(5,884,863)	(5,499,684)
Accumulated deficit	(63,881,163)	(58,413,258)

Stockholders’ equity	21,175,926	26,849,518

Total liabilities and stockholders’ equity	$22,460,477	$28,682,274

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2005	2004	2003

Revenues	$1,038,343	$917,237	$710,786

Expenses:
Selling, general and administrative	3,851,332	4,313,889	4,494,589
Research and development	1,797,315	1,515,934	1,705,233
Depreciation and amortization	940,683	1,116,759	1,158,753
Cost of sales	345,354	282,370	222,662
Technology settlement expenses	—	2,928,583	—
Goodwill impairment loss	—	620,875	—

Total operating expenses	6,934,684	10,778,410	7,581,237

Operating loss	(5,896,341)	(9,861,173)	(6,870,451)

Investment income/(loss)	(52,397)	419,197	(4,519,600)
Minority interest	159,294	508,261	778,950
Gain from technology settlement	—	15,000,000	—
Equity in loss of associated company	—	—	(92,996)

Earnings/(loss) before benefit from/(provision for) income taxes	(5,789,444)	6,066,285	(10,704,097)

Benefit from/(provision for) income taxes	321,539	(62,000)	—

Net earnings/(loss)	$(5,467,905)	$6,004,285	$(10,704,097)

Per share:
Basic earnings/(loss) per common share	$(0.34)	$0.37	$(0.65)

Weighted average common shares outstanding - basic	16,182,208	16,245,281	16,498,267

Diluted earnings/(loss) per common share	$(0.34)	$0.36	$(0.65)

Weighted average common shares outstanding - diluted	16,182,208	16,799,298	16,498,267

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2004 and 2005

	Common Stock			Treasury Stock			Total
			Additional			Accumulated	Stockholders’
	Amount	Shares	Paid-in-capital	Amount	Shares	Deficit	Equity

Balance, January 1, 2003	$213,848	21,384,838	$90,289,432	$(4,371,778)	4,418,577	$(53,713,446)	$32,418,056

Exercise of warrants	1,313	131,250	129,938				131,251

Stock based compensation			22,750				22,750

Repurchase of common stock				(878,774)	839,072		(878,774)

Net loss						(10,704,097)	(10,704,097)

Balance, December 31, 2003	215,161	21,516,088	90,442,120	(5,250,552)	5,257,649	(64,417,543)	20,989,186

Exercise of options and warrants	716	71,586	70,870				71,586

Stock based compensation			33,593				33,593

Repurchase of common stock				(249,132)	111,300		(249,132)

Net earnings						6,004,285	6,004,285

Balance, December 31, 2004	215,877	21,587,674	90,546,583	(5,499,684)	5,368,949	(58,413,258)	26,849,518

Exercise of options	1,625	162,500	160,875				162,500

Stock based compensation			16,992				16,992

Repurchase of common stock				(385,179)	263,326		(385,179)

Net loss						(5,467,905)	(5,467,905)

Balance, December 31, 2005	$217,502	21,750,174	$90,724,450	$(5,884,863)	5,632,275	$(63,881,163)	$21,175,926

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings/(loss)	$(5,467,905)	$6,004,285	$(10,704,097)
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	940,683	1,116,759	1,158,753
Goodwill impairment loss	—	620,875	—
Unrealized investment (gains)/losses	402,617	(287,089)	107,055
Equity in loss of associated company	—	—	92,996
Minority interest	(159,294)	(508,261)	(778,950)
Stock based compensation	16,992	33,593	22,750
Changes in operating assets and liabilities:
Marketable securities	(516,850)	1,969,969	(556,548)
Due from broker	—	3,131,835	8,015,734
Accounts and other receivables	48,634	(6,634)	(2,401)
Prepaid expenses and other	(7,529)	(90,757)	(65,734)
Other assets	61,425	(98,717)	(62,851)
Accounts payable	(247,050)	164,484	(192,563)
Accrued liabilities	(141,861)	(74,706)	(405,095)
Securities sold and not purchased	—	(5,406,135)	(9,564,382)

Net cash provided by/(used in) operating activities	(5,070,138)	6,569,501	(12,935,333)

Cash flows from investing activities:
Property and equipment:
Additions	(26,432)	(536,253)	(92,060)
Dispositions	64,272	—	—
United States Treasury bills:
Purchases	(14,022,800)	(5,977,200)	—
Maturities	20,000,000	—	—
Other investments:
Purchases	(500,000)	(1,556,834)	—
Transfer to marketable securities	600,000	—	—
Loans to related parties	—	—	120,000
Loans and other receivables, net of repayments	—	—	2,500
Acquisition of business, net of cash acquired	—	—	18,798

Net cash provided by/(used in) investing activities	6,115,040	(8,070,287)	49,238

Cash flows from financing activities:
Proceeds from exercise of options or warrants	162,500	71,586	131,251
Repurchase of stock	(385,179)	(249,132)	(878,774)

Net cash provided by/(used in) financing activities	(222,679)	(177,546)	(747,523)

Net increase/(decrease) in cash and cash equivalents	822,223	(1,678,332)	(13,633,618)

Cash and cash equivalents, beginning of period	17,740,865	19,419,197	33,052,815

Cash and cash equivalents, end of period	$18,563,088	$17,740,865	$19,419,197

Supplemental information of business acquired:
Fair value of assets acquired:
Cash	$—	$—	18,798
Non current assets	—	—	34,283
Other intangible assets	—	136,500	1,023,544
Less-liabilities assumed:
Current liabilities	—	—	(218,946)
Minority interest	—	(136,500)	(857,679)

Cash paid	—	—	—
less-cash acquired	—	—	18,798

Acquisition of business, net of cash acquired	$—	$—	$(18,798)

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan (ZAC), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

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

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents consisted of money market funds.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005 and 2004, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $1,419,000 and $877,000, unrealized gains/(losses) in 2005 and 2004 were $403,000 and $(287,000) and the carrying value was $1,175,000 and $1,061,000, respectively. At December 31, 2005, based upon the fair market value of these securities, 52% was invested in a coal company and 48% was invested in technology and telecommunications companies.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at December 31, 2005.

          Other investments consist of:

	December 31,

	2005	2004

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	—

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	—

(d) a convertible promissory note in a subsidiary of a publicly held drug delivery technology company, recorded at cost in the amount of $600,000. In connection with this investment, the Company also received warrants to purchase 300,000 shares of common stock at $1 per share, subject to adjustment under certain circumstances. During 2005, this investment was transferred to Marketable Securities upon the commencement of public trading. This investment was acquired in 2004.	—	600,000

	$800,000	$900,000

Securities sold and not purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At December 31, 2005 and 2004, there were no securities sold and not purchased.

Due from broker

          In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At December 31, 2005 and 2004, there were no restricted cash balances.

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

Property and Equipment

          Office equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years, but not longer than initial lease terms in the case of leasehold improvements.

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

Goodwill and Other Intangible Assets

          The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment on a reporting unit basis at least annually and charged against results of operations only in the periods in which the recorded value of goodwill is more than its implied fair value. During the fourth quarter of 2004, after determining that the estimated present value of future cash flows was less than its carrying value, the Company recorded a charge for impairment of goodwill in connection with the acquisition of F&B Güdtfood in the amount of $621,000, the balance at December 31, 2003.

          The Company owns broadband assets, included in intangible assets, with a carrying value of $0.4 million at December 31, 2005 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of historical transactions and other factors, the fair value of certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above.

          Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003. The broadband patent, in the aggregate cost of $2,070,000 with accumulated amortization of $1,657,000 at December 31, 2005 is being amortized over its remaining useful life of four years. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization of $950,000 at December 31, 2005, is being amortized over a period of three years.

          Amortization expense relating to intangible assets for the years ended December 31, 2005, 2004 and 2003 amounted to $795,000, $761,000 and $633,000, respectively. The estimated annual amortization expense for 2006 and 2007, the expiration of the remaining useful life of the Company’s intangible assets at December 31, 2005, is

$589,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’, ‘Research and Development’ or ‘Cost of Sales’.

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

          As of December 31, 2005, the Company has a deferred tax asset of approximately $4.8 million, relating primarily to operating losses. An offsetting valuation allowance of $4.8million has been established as the Company had no ability to carryback its losses and a limited earnings history. During 2005, the Company recorded a benefit from income taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns.

          A reconciliation of the Company’s effective income tax rate and the federal tax rate is as follows:

	Year ended December 31,

	2005	2004	2003

Statutory rate	(34%)	(34%)	(34%)
Benefit from tax refund	(6%)	0%	0%
Permanent difference: goodwill impairment	0%	10%	0%
State and local income taxes, net of federal benefit	(10%)	(10%)	(10%)
Change in valuation allowance	44%	35%	44%

Effective rate	(6%)	1%	0%

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $14.2 million which expire between 2020 and2027. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the years ended December 31, 2005 and 2003, outstanding stock options in the weighted average amounts of 1,724,000 and 1,743,000 and outstanding warrants in the weighted average amounts of 113,000 and 278,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

Stock Options

          The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to use the intrinsic value method. Pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

Net earnings/(loss) as reported	$(5,467,905)	$6,004,285	$(10,704,097)
After tax effect of pro forma compensation	(74,000)	(50,000)	(267,000)

Pro forma net loss	$(5,541,905)	$5,954,285	$(10,971,097)

Loss per share:
Basic - as reported	$(0.34)	$0.37	$(0.65)

Basic - pro forma	$(0.34)	$0.37	$(0.66)

Diluted - as reported	$(0.34)	$0.36	$(0.65)

Diluted - pro forma	$(0.34)	$0.35	$(0.66)

          In determining fair value, the stock options were valued using the Black-Scholes option pricing model. Key assumptions used in valuing the options granted during the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003

Risk free investment rate	4%	2%	2%
Expected lives	3 years	3 years	3 years
Expected volatility factors	65%	70%	51%

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options, using the previously disclosed pro forma data. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first period of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R could have a material impact on the Company’s financial statements.

          In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption allowed. The adoption of FIN No. 47 by the Company has not had a material impact on the Company’s consolidated results of operations or financial position.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt SFAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

Reclassifications

          Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

3. Acquisitions

          a. On February 28, 2003, the Company increased its investment in Zargis Medical to 57.7% with an additional investment of $1,250,000. Prior to February 28, 2003, the Company held a 46.4% interest in Zargis and accounted for its investment under the equity method of accounting. On July 28, 2003, the Company increased its ownership in Zargis Medical to 68.9% with an additional investment of $2,000,000. As of December 31, 2003 and February 1, 2004, our ownership increased to 70.5% and 71.2%, respectively, as a result of Zargis not having met certain milestones. On September 22, 2004, the Company increased its ownership in Zargis Medical to 72.7% with an additional investment of $500,000. At December 31, 2005, as a result of continued advances aggregating $1,480,000 during 2005, our ownership interest increased to approximately 78%.

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

          b. On May 6, 2002, the Company acquired a 51% interest in F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. The acquisition price was $3,500,000. On February 8, 2003, the Company reduced its cash investment in F&B Güdtfood and received $1,775,000 while maintaining its 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%.

4. Property and Equipment

          Property and equipment consists of the following:

	December 31,

	2005	2004

Leasehold improvements	$389,693	$439,255
Office equipment	357,764	346,042

	747,457	785,297
Less accumulated depreciation	(321,256)	(175,457)

Property and equipment	$426,201	$609,840

          Depreciation expense was $146,000, $346,000 and $526,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’, ‘Research and Development’ or ‘Cost of Sales’.

5. Stockholders’ Equity

Stock Options

          In November 2005, stockholders approved the Company’s 2005 Stock Incentive Plan to replace the 1995 Stock Incentive Plan which expired in October 2005. While no new grants can be made under the 1995 Plan, 1,259,368 options outstanding at the expiration of the 1995 Plan will remain outstanding until exercise, cancellation or expiration. 1,636,459 options available for grant at the expiration of the 1995 Plan have been made available for grant under the 2005 Plan. To the extent that options granted under the 1995 Plan are cancelled or expire, those options would be available for issuance under the 2005 plan. Similar to the 1995 Plan, the 2005 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors and consultants.

          The Company accounts for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. This standard also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company

has elected to use the intrinsic value method. See Note 2 for pro forma earnings information giving effect to compensation expense based upon the fair value at the date of grant in accordance with SFAS 123 for the years ended December 31, 2005, 2004 and 2003.

          Aggregate stock option activity and weighted average prices under both Plans for the three years ended December 31, 2005 is summarized as follows:

	2005		2004		2003

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,778,959	$2.37	1,777,465	$2.43	1,701,524	$2.61
Granted	210,000	1.45	100,000	2.05	140,000	1.21
Exercised	(162,500)	1.00	(27,836)	1.00	—	—
Cancelled	(100,000)	3.59	(70,670)	4.00	(64,059)	4.51

Outstanding at December 31	1,726,459	$2.32	1,778,959	$2.37	1,777,465	$2.43

Exercisable at December 31	1,535,401	$2.43	1,700,623	$2.41	1,731,631	$2.47

Available for grant at December 31	1,169,368		1,279,368		808,698

The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at December 31, 2005:

	Stock options outstanding			Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Options	Weighted average exercise price

$0.83 - 1.00	393,220	5	$0.97	393,220	$0.97
1.07 - 2.08	720,000	8	1.34	528,942	1.30
2.27 - 4.84	566,500	4	3.92	566,500	3.92
5.20 - 8.00	31,739	2	6.99	31,739	6.99
13.75 - 15.00	15,000	3	14.17	15,000	14.17

	1,726,459			1,535,401

Warrants

          The Company accounts for warrants granted to non-employees under the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services.” The fair value of the warrants at the time of issuance was determined using the Black-Scholes option-pricing model. Expenses are recognized over the service terms. No such expenses were recognized during the years ended December 31, 2005, 2004 or 2003.

          Warrant activity and weighted average prices for the three years ended December 31, 2005 is summarized as follows:

	2005		2004		2003

	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at January 1	113,256	$13.77	157,006	$10.21	413,256	$5.64
Granted	—	—	—	—	—	—
Exercised	—	—	(43,750)	1.00	(131,250)	1.00
Cancelled	(113,256)	13.77	—	—	(125,000)	4.78

Outstanding at December 31	0	$—	113,256	$13.77	157,006	$10.21

Exercisable at December 31	0	$—	113,256	$13.77	157,006	$10.21

Treasury Stock

          During the years ended December 31, 2005, 2004 and 2003, the Company repurchased 263,326, 111,300 and 839,072 shares, respectively, of its own Common Stock.

Stockholder Rights Plan

          On January 11, 2001, the Company’s Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of the Company’s Common Stock.

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

7. Commitments and Contingencies

Noncancelable Leases

          At December 31, 2005, future minimum lease payments due under noncancelable leases are as follows:

2006	$376,000
2007	276,000
2008	284,000
2009	233,000
2010	138,000
Thereafter	424,000

$1,731,000

          In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

          Rent expense was approximately $477,000, $491,000 and $401,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Indemnification

          As permitted under Delaware law, the Company’s Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2005.

8. Legal Proceedings

          The Company is not currently involved in any material pending legal proceedings.

9. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the years ended December 31, 2005, 2004 and 2003. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The development of Wibiki commenced in 2005.

	Year ended December 31, 2005

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$1,037,703	$0	$0	$640	$1,038,343
Depreciation and amortization	111,863	13,986	0	814,834	940,683
Operating loss	(655,030)	(1,281,559)	(685,566)	(3,274,186)	(5,896,341)
Investment income/(loss)	1,231	83	0	(53,711)	(52,397)
Goodwill and other intangible assets	0	210,143	0	412,768	622,911
Fixed assets	372,165	17,462	0	36,574	426,201
Total assets	549,410	450,007	0	21,461,060	22,460,477

	Year ended December 31, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$913,620	$0	$3,617	$917,237
Depreciation and amortization	90,035	25,589	1,001,135	1,116,759
Operating loss	(686,026)	(1,875,028)	(7,300,119)	(9,861,173)
Investment income/(loss)	2,367	4,751	412,079	419,197
Goodwill and other intangible assets	0	592,259	825,536	1,417,795
Fixed assets	532,626	20,690	56,524	609,840
Total assets	696,480	768,002	27,217,792	28,682,274

	Year ended December 31, 2003

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$705,916	$0	$4,870	$710,786
Depreciation and amortization	43,077	20,915	1,094,761	1,158,753
Operating loss	(786,042)	(1,529,290)	(4,555,119)	(6,870,451)
Investment income/(loss)	16,466	0	(4,536,066)	(4,519,600)
Goodwill and other intangible assets	620,875	803,747	1,238,304	2,662,926
Fixed assets	169,035	24,205	226,628	419,868
Total assets	762,689	1,397,079	26,350,292	28,510,060

          The Company has no foreign operations. During the years ended December 31, 2005, 2004 and 2003, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 2.

10. Selected Quarterly Data (unaudited)

          Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

	Year ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$227	$283	$294	$234
Selling, general and administrative expenses	975	965	981	930
Research and development	327	370	389	711
Cost of sales	77	94	93	81
Operating loss	(1,382)	(1,379)	(1,399)	(1,736)
Investment income/(loss)	282	(1)	151	(484)
Net earnings/(loss)	$(975)	$(1,381)	$(890)	(2,222)
Per share (1):
Basic	$(0.06)	$(0.09)	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.09)	$(0.06)	$(0.14)

	Year ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$151	$200	$309	$257
Selling, general and administrative expenses	993	1,170	998	1,153
Technology settlement expenses	2,929	—	—	—
Research and development	371	368	378	399
Goodwill impairment loss	—	—	—	(621)
Cost of sales	45	84	66	87
Operating loss	(4,471)	(1,728)	(1,413)	(2,249)
Gain from technology settlement	15,000	—	—	—
Investment income/(loss)	(258)	155	136	386
Net earnings/(loss)	$10,412	$(1,382)	$(1,133)	$(1,893)
Per share (1):
Basic	$0.64	$(0.09)	$(0.07)	$(0.12)
Diluted	$0.62	$(0.09)	$(0.07)	$(0.12)

(1) Earnings per share is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total for the year.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 2006.

SPEEDUS CORP.

s/s Shant S. Hovnanian

Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/s Shant S. Hovnanian	Chairman of the Board of Directors,	March 31, 2006
President and Chief Executive Officer
Shant S. Hovnanian

s/s Thomas M. Finn	Treasurer and Chief Financial and	March 31, 2006
Accounting Officer
Thomas M. Finn

s/s Vahak S. Hovnanian	Director	March 31, 2006

Vahak S. Hovnanian

s/s William F. Leimkuhler	Director	March 31, 2006

William F. Leimkuhler

s/s Jeffrey Najarian	Director	March 31, 2006

Jeffrey Najarian

s/s Christopher Vizas	Director	March 31, 2006

Christopher Vizas