Form 10-Q
period 2006-03-31
SPEEDUS CORP
filed 2006-05-15
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of May 9, 2006 was 16,081,487.

SPEEDUS CORP.
INDEX TO FORM 10-Q

		Page

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements (unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signature Page		18

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	22

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$12,538,057	$18,563,088
United States Treasury bills	4,989,300	—
Marketable securities	789,897	1,174,825
Prepaid expenses and other	161,672	181,508
Accounts and other receivables	—	500

Total current assets	18,478,926	19,919,921
Property and equipment, net of accumulated depreciation of $374,602 and $321,256	661,970	426,201
Other intangible assets, net of accumulated amortization of $2,792,677 and $2,607,133	437,367	622,911
Other investments	800,000	800,000
Other assets	678,209	691,444

Total assets	$21,056,472	$22,460,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,443	$68,692
Accrued liabilities	1,083,115	1,215,859

Total current liabilities	1,108,558	1,284,551

Minority interest	—	—

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	90,822,293	90,724,450
Treasury stock (at cost; 5,656,469 and 5,632,275 shares)	(5,918,024)	(5,884,863)
Accumulated deficit	(65,173,857)	(63,881,163)

Stockholders’ equity	19,947,914	21,175,926

Total liabilities and stockholders’ equity	$21,056,472	$22,460,477

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,

	2006	2005

Revenues	$219,070	$226,779

Expenses:
Selling, general and administrative	863,444	974,982
Research and development	457,362	326,632
Depreciation and amortization	238,890	230,077
Cost of sales	65,974	77,187

Total operating expenses	1,625,670	1,608,878

Operating loss	(1,406,600)	(1,382,099)

Investment income/(loss)	113,906	281,865
Minority interest	—	125,079

Net earnings/(loss)	$(1,292,694)	$(975,155)

Per share:
Basic earnings/(loss) per common share	$(0.08)	$(0.06)

Weighted average common shares outstanding - basic	16,107,989	16,218,725

Diluted earnings/(loss) per common share	$(0.08)	$(0.06)

Weighted average common shares outstanding - diluted	16,107,989	16,218,725

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,

	2006	2005

		(revised)
Cash flows from operating activities:
Net loss	$(1,292,694)	(975,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,890	230,077
Unrealized investment (gains)/losses	(87,578)	(180,566)
Minority interest	—	(125,079)
Stock based compensation	31,332	6,050
Changes in operating assets and liabilities:
Marketable securities	472,506	56,086
Accounts and other receivables	500	44,484
Prepaid expenses and other	19,836	(6,275)
Other assets	13,235	(58,159)
Accounts payable	(43,249)	(69,826)
Accrued liabilities	(66,233)	(77,541)

Net cash used in operating activities	(713,455)	(1,155,904)

Cash flows from investing activities:
Property and equipment additions	(289,115)	(6,377)
United States Treasury bills:
Purchases	(4,989,300)	(4,971,100)
Maturities	—	5,977,200

Net cash provided by/(used in) investing activities	(5,278,415)	999,723

Cash flows from financing activities:
Repurchase of stock	(33,161)	—

Net cash used in financing activities	(33,161)	—

Net decrease in cash and cash equivalents	(6,025,031)	(156,181)

Cash and cash equivalents, beginning of period	18,563,088	17,740,865

Cash and cash equivalents, end of period	$12,538,057	$17,584,684

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

          The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statements have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and notes thereto on Form 10-K.

          Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006 and December 31, 2005, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,205,000 and $1,419,000, unrealized gains/(losses) during the three months ended March 31, 2006 and 2005 were $(88,000) and $181,000 and the carrying value was $790,000 and $1,175,000, respectively. At March 31, 2006, based upon the fair market value of these securities 49% was invested in technology and telecommunications companies and 51% was invested in a coal company.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at March 31, 2006.

          Other investments consist of:

	March 31,	December 31,
	2006	2005

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50%of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

          The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount that would be shown on the balance sheet as ‘Securities sold and not purchased’ would represent the value of these securities at fair market value. At March 31, 2006 and December 31, 2005, there were no securities sold and not purchased.

Due From Broker

          In connection with selling publicly traded securities that it does not own, the Company would be obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2006 and December 31, 2005, there were no restricted cash balances.

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

Long-lived Assets

          The Company periodically evaluates the net realizable value of long-lived assets, including fixed and intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” relying on anticipated future cash flows. The Company’s evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

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

          The Company owns broadband assets, included in intangible assets, with a carrying value of $310,000 at March 31, 2006 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above.

          Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. The broadband patent, in the aggregate cost of $2,070,000 with accumulated amortization of $1,761,000 at March 31, 2006, is being amortized over its remaining useful life of four years. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $1,032,000 at March 31, 2006, is being amortized over a period of three years.

          For the three months ended March 31, 2006 and 2005, amortization expense relating to intangible assets was $186,000 and $199,000, respectively. The estimated annual amortization expense for the balance of fiscal 2006 and for fiscal 2007, the expiration of the remaining useful life of the Company’s intangible assets at March 31, 2006, is $403,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying consolidated statement of operations and not allocated to ‘Selling, general and administrative’, ‘Research and development’ or ‘Cost of sales’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three months ended March 31, 2006 and 2005, outstanding stock options and warrants in the aggregate weighted average amount of 1,726,459 and 1,892,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Prior to January 1, 2006, the Company accounted for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. SFAS 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the intrinsic value method and adopted the disclosure only provisions of SFAS 123. Generally, no compensation cost was recognized since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. The following table presents unaudited pro forma earnings and earnings per share as if the fair value method of accounting was applied during the three months ended March 31, 2005:

Net loss as reported	$(975,155)
After tax effect of pro forma compensation	(22,000)

Pro forma net loss	$(997,155)

Loss per share:
Basic - as reported	$(0.06)

Basic - pro forma	$(0.06)

Diluted - as reported	$(0.06)

Diluted - pro forma	$(0.06)

          Effective January 1, 2006, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records, on a straight line basis, compensation cost on a prospective basis for all unvested awards as of January 1, 2006 based upon the fair value of those awards on the grant date. The fair value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.

Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest only and principal only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

          In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

Revision

          The Consolidated Statement of Cash Flows for the three months ended March 31, 2005 in this Form 10-Q has been revised to present net maturities of United States Treasury bills in the amount of $1,006,100 as cash flows from investing activities instead of cash flows from operating activities to conform to the presentation in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006.

2. Stockholders’ Equity

Stock Options

          (a) In November 2005, stockholders approved the Company’s 2005 Stock Incentive Plan to replace the 1995 Stock Incentive Plan which expired in October 2005. While no new grants can be made under the 1995 Plan, 1,259,368 options outstanding at the expiration of the 1995 Plan will remain outstanding until exercise, cancellation or expiration. 1,636,459 options available for grant at the expiration of the 1995 Plan have been made available for grant under the 2005 Plan. To the extent that options granted under the 1995 Plan are cancelled or expire, those options would be available for issuance under the 2005 plan. Similar to the 1995 Plan, the 2005 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors and consultants. The Company has issued new shares for the exercise of stock options.

          See Note 1 for information on the Company’s accounting policy for stock options.

          Aggregate stock option activity and weighted average prices under both Plans for the three months ended March 31, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	1,726,459	$2.32
Granted	—	0.00
Exercised	—	0.00
Expired	—	0.00
Forfeited	—	0.00

Outstanding at March 31	1,726,459	$2.32

Exercisable at March 31	1,547,651	$2.42

Available for grant at March 31	1,169,368

          Stock based compensation expense recognized during the three months ended March 31, 2006 was approximately $16,000. At March 31, 2006, there was approximately $113,000 of compensation cost related to non-vested stock-based awards that is expected to be recognized over a weighted average period of 2.2 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at March 31, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.83 - 1.00	393,220	5	$0.97	$130,000	393,220	$0.97	$130,000
1.07 - 2.08	720,000	8	1.34	68,000	541,192	1.30	67,000
2.27 - 4.84	566,500	4	3.92	—	566,500	3.92	—
5.20 - 8.00	31,739	2	6.99	—	31,739	6.99	—
13.75 - 15.00	15,000	3	14.17	—	15,000	14.17	—

	1,726,459	6	$2.36	$198,000	1,547,651	$2.42	$197,000

          (b) In February 2002, the Board of Directors of Zargis Medical Corp. approved the Zargis 2002 Stock Option Plan and reserved 280,000 shares of Zargis common stock for issuance under the plan. The Zargis 2002 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. To date, there have been options exercised under the Zargis 2002 Plan.

          Zargis’ accounting policy for stock options is the same as the Company’s. See Note 1.

          Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the three months ended March 31, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	180,134	$2.51
Granted	—	0.00
Exercised	—	0.00
Cancelled	—	0.00

Outstanding at March 31	180,134	$2.51

Exercisable at March 31	105,595	$1.96

Available for grant at March 31	99,866

          Stock based compensation expense recognized during the three months ended March 31, 2006 was approximately $15,000. At March 31, 2006, there was approximately $131,000 of compensation cost related to non-vested stock-based awards that is expected to be recognized over a weighted average period of 1.9 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at March 31, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.50	30,000	7	$0.50	$90,000	30,000	$0.50	$90,000
1.75	10,500	7	1.75	18,000	9,875	1.75	17,000
2.50	69,634	8	2.50	70,000	55,720	2.50	56,000
3.50	70,000	9	3.50	—	10,000	3.50	—

	180,134	8	$2.51	$178,000	105,595	$1.96	$163,000

3. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three months ended March 31, 2006 and 2005. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The development of Wibiki commenced during the quarter ended June 30, 2005.

	Three months ended March 31, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$218,732	$0	$0	$338	$219,070
Depreciation and amortization	45,801	2,558	0	190,531	238,890
Operating loss	(190,055)	(276,028)	(159,079)	(781,438)	(1,406,600)
Investment income/(loss)	475	17	0	113,414	113,906
Other intangible assets	0	127,791	0	309,576	437,367
Fixed assets	609,098	21,285	0	31,587	661,970
Total assets	860,951	338,234	0	19,857,287	21,056,472

	Three months ended March 31, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$226,413	$0	$366	$226,779
Depreciation and amortization	22,376	3,993	203,708	230,077
Operating loss	(170,850)	(332,985)	(878,264)	(1,382,099)
Investment income/(loss)	(47)	18	281,894	281,865
Other intangible assets	0	496,730	722,344	1,219,074
Fixed assets	510,249	23,075	51,537	584,861
Total assets	687,768	183,590	26,569,365	27,440,723

          The Company has no foreign operations. During the three months ended March 31, 2006 and 2005, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

4. Legal Proceedings

          The Company is not currently involved in any material pending legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company’s Report on Form 10-K for the year ended December 31, 2005.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan (ZAC), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements—Note 3, Business Segment Information.”

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

          Intellectual Property. We have accumulated a portfolio of patents that teach and cover the improvement of high-speed wireless communication systems to allow greater information content, reliability, clarity, more efficient use of licensed spectrum as compared to prior systems and other advances. We have 6 domestic patents with expiration dates ranging from 2007 through 2017, with approximately 46 international counterparts in 28 countries. We also have 4 domestic patents pending and 14 patents pending in an additional 3 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that there is great value in our patented technologies, it is a lengthy and expensive process to investigate and pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

          On May 11, 2006, we filed two separate complaints against Verizon Wireless in United States District Court in the Southern District of Florida, in which we assert Verizon is infringing two of our patents. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth.

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

          Other. We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities.

          We have generated operating losses and negative operating cash flows since our inception and expect to continue to do so in the near future.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2005 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Financial instruments. Our financial instruments consist primarily of cash equivalents, United States treasury bills and marketable securities and may include securities sold and not purchased. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

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

          Long-lived assets. Long-lived assets, including fixed assets and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $0.3 million at March 31, 2006 and currently do not generate significant revenues or cash flows. However, as of December 31, 2005, we estimated that, based upon our review of historical transactions and other factors, the fair value of certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2005. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          Revenues decreased $8,000 from $227,000 for the three months ended March 31, 2005 to $219,000 for the three months ended March 31, 2006. This slight decrease is primarily a result of a reduction in menu prices at the Company’s first store.

          Selling, general and administrative expenses decreased $112,000 from $975,000 for the three months ended March 31, 2005 to $863,000 for the three months ended March 31, 2006. This decrease is primarily a result of decreases in compensation and employee related expenses as a result of staff reductions.

          Research and development expenses increased $130,000 from $327,000 for the three months ended March 31, 2005 to $457,000 for the three months ended March 31, 2006. This increase is primarily a result of new wireless initiatives by the Company.

          Depreciation and amortization increased $9,000 from $230,000 for the three months ended March 31, 2005 to $239,000 for the three months ended March 31, 2006. This slight increase is primarily a result of renovation to one of the F&B Restaurant stores, net of a decrease in amortization of medical technology resulting from the Zargis acquisition.

          Cost of sales decreased $11,000 from $77,000 for the three months ended March 31, 2005 to $66,000 for the three months ended March 31, 2006. This decrease is primarily a result of a decrease in sales.

          Investment income decreased $168,000 from a net gain of $282,000 for the three months ended March 31, 2005 to a net gain of $114,000 for the three months ended March 31, 2006. Realized gains increased $60,000 from net gains of $40,000 for the three months ended March 31, 2005 to net gains of $100,000 for the three months ended March 31, 2006. Unrealized losses increased $328,000 from net gains of $157,000 for the three months ended March 31, 2005 to net losses of $171,000 for the three months ended March 31, 2006. Interest income increased $100,000 from $85,000 for the three months ended March 31, 2005 to $185,000 for the three months ended March 31, 2006. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest was $125,000 for the three months ended March 31, 2005. This amount represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest. Through the three months ended March 31, 2006, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $713,000 for the three months ended March 31, 2006 compared to net cash used in operating activities of $1,156,000 for the three months ended March 31, 2005. This net decrease in cash used in operating activities was primarily the result of the sale of marketable securities.

          Net cash used in investing activities was $5,278,000 for the three months ended March 31, 2006 compared to net cash provided by investing activities of $1,000,000 for the three months ended March 31, 2005. This net increase in cash used in investing activities was primarily the result of the purchase of United States Treasury bills in the amount of $4,989,000 during the three months ended march 31, 2006 compared to the maturity of United States Treasury bills in the net amount of $1,006,000 during the three months ended March 31, 2005 and an increase in property and equipment additions in the amount of $267,000.

          Net cash used in financing activities was $33,000 for the three months ended March 31, 2006 as a result of repurchases of treasury stock.

          At March 31, 2006, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,628,000. $273,000 of this amount is due during the remainder of 2006. $276,000, $284,000, $233,000 and $138,000 of this amount is due during the years ending December 31, 2007, 2008, 2009 and 2010, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest only and principal only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

          In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at March 31, 2006 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note 4 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2006 - January 31, 2006	16,494	$1.35	16,494	$592,898
February 1, 2006 - February 28, 2006	7,700	$1.42	7,700	$581,976
March 1, 2006 - March 31, 2006	0	$—	0	$581,976
Total	24,194	$1.37	24,194	$581,976

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

SPEEDUS CORP.

Date: May 15, 2006	By: /s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2006	By: /s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer