Form 10-Q
period 2006-06-30
SPEEDUS CORP
filed 2006-08-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of August 9, 2006 was 16,025,850.

Exhibit 10.1	Employment Agreement, dated as of April 1, 2006, between Speedus Corp. and Shant S. Hovnanian	22-28

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	29

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	30

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	31

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	32
2

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$11,191,603	$18,563,088
United States Treasury bills	4,989,800	—
Marketable securities	528,334	1,174,825
Prepaid expenses and other	224,285	181,508
Accounts and other receivables	2,900	500

Total current assets	16,936,922	19,919,921
Property and equipment, net of accumulated depreciation of $419,880 and $321,256	665,271	426,201
Other intangible assets, net of accumulated amortization of $2,951,900 and $2,607,133	278,144	622,911
Other investments	800,000	800,000
Other assets	663,626	691,444

Total assets	$19,343,963	$22,460,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,112	$68,692
Accrued liabilities	1,095,542	1,215,859

Total current liabilities	1,181,654	1,284,551

Minority interest	—	—

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,338,639	90,724,450
Treasury stock (at cost; 5,724,324 and 5,632,275 shares)	(6,008,799)	(5,884,863)
Accumulated deficit	(67,385,033)	(63,881,163)

Stockholders’ equity	18,162,309	21,175,926

Total liabilities and stockholders’ equity	$19,343,963	$22,460,477

The accompanying notes are an integral part of these consolidated financial statements.
3

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenues	$209,069	$282,947	$428,139	$509,726

Expenses:
Selling, general and administrative	1,599,428	964,939	2,462,872	1,939,921
Research and development	444,785	369,637	902,147	696,269
Depreciation and amortization	204,503	233,299	443,393	463,376
Cost of sales	93,272	93,674	159,246	170,861

Total operating expenses	2,341,988	1,661,549	3,967,658	3,270,427

Operating loss	(2,132,919)	(1,378,602)	(3,539,519)	(2,760,701)

Investment income/(loss)	(78,257)	(612)	35,649	281,253
Minority interest	—	(1,466)	—	123,613

Net loss	$(2,211,176)	$(1,380,680)	$(3,503,870)	$(2,355,835)

Per share:
Basic loss per common share	$(0.14)	$(0.09)	$(0.22)	$(0.15)

Weighted average common shares outstanding - basic	16,067,162	16,226,482	16,083,315	16,222,625

Diluted loss per common share	$(0.14)	$(0.09)	$(0.22)	$(0.15)

Weighted average common shares outstanding - diluted	16,067,162	16,226,482	16,083,315	16,222,625

The accompanying notes are an integral part of these consolidated financial statements.
4

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(3,503,870)	(2,355,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,393	463,376
Unrealized investment (gains)/losses	432,940	(83,665)
Minority interest	—	(123,613)
Stock based compensation	547,678	9,166
Changes in operating assets and liabilities:
Marketable securities	213,551	(720,281)
Accounts and other receivables	(2,400)	47,534
Prepaid expenses and other	(42,777)	6,917
Due from broker	—	(12,455)
Other assets	27,818	(29,409)
Accounts payable	17,420	(115,953)
Accrued liabilities	(53,806)	(132,400)
Securities sold and not purchased	—	30,436

Net cash used in operating activities	(1,920,053)	(3,016,182)

Cash flows from investing activities:
Property and equipment additions	(337,696)	(13,462)
United States Treasury bills:
Purchases	(9,989,800)	(9,987,650)
Maturities	5,000,000	11,000,000
Other investments
Purchases	—	(500,000)
Transfer to Marketable Securities	—	600,000

Net cash provided by/(used in) investing activities	(5,327,496)	1,098,888

Cash flows from financing activities:
Repurchase of stock	(123,936)	(75,663)
Proceeds from exercise of options or warrants	—	46,000

Net cash used in financing activities	(123,936)	(29,663)

Net decrease in cash and cash equivalents	(7,371,485)	(1,946,957)
Cash and cash equivalents, beginning of period	18,563,088	17,740,865

Cash and cash equivalents, end of period	$11,191,603	$15,793,908

The accompanying notes are an integral part of these consolidated financial statements.
5

SPEEDUS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

                Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Marketable Securities

                All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2006 and December 31, 2005, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $1,205,000 and $1,419,000, unrealized losses since acquisition were $677,000 and $244,000 and the carrying value was $528,000 and $1,175,000, respectively. At June 30, 2006, based upon the fair market value of these securities 24% was invested in technology and telecommunications companies and 76% was invested in a coal company.

United States Treasury bills

                United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Other investments

                The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at June 30, 2006.

Other investments consist of:

	June 30, 2006	December 31, 2005

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

                The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount that would be shown on the balance sheet as ‘Securities sold and not purchased’ would represent the value of these securities at fair market value. At June 30, 2006 and December 31, 2005, there were no securities sold and not purchased.

Due From Broker

                In connection with selling publicly traded securities that it does not own, the Company would be obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2006 and December 31, 2005, there were no restricted cash balances.

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

                The Company owns broadband assets, included in intangible assets, with a carrying value of $206,000 at June 30, 2006 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above.

                Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. The broadband patent, in the aggregate cost of $2,070,000 with accumulated amortization of $1,864,000 at June 30, 2006, is being amortized over its remaining useful life of four years. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $1,088,000 at June 30, 2006, is being amortized over a period of three years.

                For the three and six months ended June 30, 2006 and 2005, amortization expense relating to intangible assets was $159,000 and $345,000 and $199,000 and $398,000, respectively. The estimated annual amortization expense for the balance of fiscal 2006 and for fiscal 2007, the expiration of the remaining useful life of the Company’s intangible assets at June 30, 2006, is $244,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying consolidated statement of operations and not allocated to ‘Selling, general and administrative’, ‘Research and development’ or ‘Cost of sales’.

Revenue Recognition

                Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

                Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

                For the three and six months ended June 30, 2006 and 2005, outstanding stock options and warrants in the aggregate weighted average amount of 2,123,000, 1,926,000, 1,875,000 and 1,884,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

                Prior to January 1, 2006, the Company accounted for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. FASB 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the intrinsic value method and adopted the disclosure only provisions of FASB 123. Generally, no compensation cost was recognized since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. The following table presents unaudited pro forma earnings and earnings per share as if the fair value method of accounting was applied during the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss as reported	$(1,380,680)	$(2,355,835)
After tax effect of pro forma compensation	(5,550)	(11,100)

Pro forma net loss	$(1,386,230)	$(2,366,935)

Earnings/(loss) per share:
Basic - as reported	$(0.09)	$(0.15)

Basic - pro forma	$(0.09)	$(0.15)

Diluted - as reported	$(0.09)	$(0.15)

Diluted - pro forma	$(0.09)	$(0.15)

The fair value of these awards on the grant date was estimated using a Black-Scholes option pricing model. Key assumptions used in valuing these options included risk-free interest rates between 2-4%, expected lives of three years and volatility factors between 51-65%.
8

                Effective January 1, 2006, the Company adopted FASB 123R using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. As a result of adopting FASB 123R, the net loss for the three and six months ended June 30, 2006 increased $516,000 and $547,000, respectively. Both basic and diluted loss per share increased $0.03 during each of those periods.

                The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility of 145% has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience ranging between six and seven years. The risk-free interest rate of 5% is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. The Company estimates forfeiture rates based on its historical experience.

Recent Accounting Pronouncements

                In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

                In February 2006, the Financial Accounting Standards Board issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” FASB No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest only and principal only strips are subject to FASB No. 133, and amends FASB No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. FASB No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of FASB No. 155 to have a material effect on its results of operations or financial position.

                In March 2006, the Financial Accounting Standards Board issued FASB No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” FASB No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. FASB No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of FASB No. 156 to have a material effect on its results of operations or financial position.

2. Stockholders’ Equity

Stock Options

                (a) In November 2005, stockholders approved the Company’s 2005 Stock Incentive Plan to replace the 1995 Stock Incentive Plan which expired in October 2005. While no new grants can be made under the 1995 Plan, options outstanding at the expiration of the 1995 Plan will remain outstanding until exercise, cancellation or expiration. Options available for grant at the expiration of the 1995 Plan have been made available for grant under the 2005 Plan. To the extent that options granted under the 1995 Plan are cancelled or expire, those options would be available for issuance under the 2005 plan. Similar to the 1995 Plan, the 2005 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors and consultants. The Company has issued new shares for the exercise of stock options and expects to continue to do so in the future.

                See Note 1 for information on the Company’s accounting policy for stock options.

Aggregate stock option activity and weighted average exercise prices under both Plans for the six months ended June 30, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	1,726,459	$2.32
Granted	409,000	1.27
Exercised	0	0.00
Expired	(5,000)	15.00
Forfeited	0	0.00

Outstanding at June 30	2,130,459	$2.09

Exercisable at June 30	1,954,570	$2.14

Available for grant at June 30	765,368

                 Stock options have ten-year terms. 400,000 options granted are immediately exercisable and 9,000 options vest over a three year term.

                 Stock based compensation expense recognized during the three and six months ended June 30, 2006 was $499,000 and $515,000, respectively. At June 30, 2006, there was $109,000 of unamortized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.7 years.

                 The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at June 30, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.83 - 1.00	393,220	5	$0.97	$138,000	393,220	$0.97	$138,000
1.07 - 2.08	1,129,000	8	1.32	96,000	953,111	1.29	96,000
2.27 - 4.84	566,500	3	3.92	—	566,500	3.92	—
5.20 - 8.00	31,739	1	6.99	—	31,739	6.99	—
13.75	10,000	4	13.75	—	10,000	13.75	—

	2,130,459	6	$2.09	$234,000	1,954,570	$2.14	$234,000

                Intrinsic value represents the excess of market value at June 30, 2006 over the exercise price of stock options.

                (b) In February 2002, the Board of Directors of Zargis Medical Corp. approved the Zargis 2002 Stock Option Plan and reserved 280,000 shares of Zargis common stock for issuance under the plan. The Zargis 2002 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. To date, there have been no options exercised under the Zargis 2002 Plan.

                Zargis’ accounting policy for stock options is the same as the Company’s. See Note 1.

                Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the six months ended June 30, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	180,134	$2.51
Granted	50,000	3.50
Exercised	—	0.00
Cancelled	—	0.00

Outstanding at June 30	230,134	$2.73

Exercisable at June 30	121,220	$2.15

Available for grant at June 30	49,866

                Stock options have ten-year terms. All options granted vest over a three year term.

                Stock based compensation expense recognized during the three and six months ended June 30, 2006 was $17,000 and $33,000, respectively. At June 30, 2006, there was $195,000 of unamortized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 2.1 years.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at June 30, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.50	30,000	7	$0.50	$90,000	30,000	$0.50	$90,000
1.75	10,500	7	1.75	18,000	10,500	1.75	18,000
2.50	69,634	8	2.50	70,000	55,720	2.50	56,000
3.50	120,000	9	3.50	—	25,000	3.50	—

	230,134	9	$2.73	$178,000	121,220	$2.15	$164,000

                 Intrinsic value represents the excess of market value at June 30, 2006 over the exercise price of stock options.

3.   Business Segment Information

                The following table sets forth the Company’s financial performance by reportable operating segment for the three and six months ended June 30, 2006 and 2005. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The development of Wibiki commenced during the quarter ended June 30, 2005, however, operations in that quarter were not material.

	Three months ended June 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$209,069	$—	$—	$—	$209,069
Depreciation and amortization	37,202	3,090	0	164,211	204,503
Operating loss	(438,877)	(302,781)	(133,516)	(1,257,745)	(2,132,919)
Investment income/(loss)	551	41	0	(78,849)	(78,257)
Other intangible assets	0	71,760	0	206,384	278,144
Fixed assets	612,775	25,896	0	26,600	665,271
Total assets	749,924	180,607	0	18,413,432	19,343,963

	Three months ended June 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$282,673	$—	$274	$282,947
Depreciation and amortization	25,395	4,195	203,709	233,299
Operating loss	(147,120)	(350,636)	(880,846)	(1,378,602)
Investment income/(loss)	528	20	(1,160)	(612)
Other intangible assets	0	401,201	619,152	1,020,353
Fixed assets	487,559	23,260	46,549	557,368
Total assets	641,993	211,884	25,115,685	25,969,562

	Six months ended June 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$427,801	$—	$—	$338	$428,139
Depreciation and amortization	83,003	5,648	0	354,742	443,393
Operating loss	(628,932)	(578,809)	(292,595)	(2,039,183)	(3,539,519)
Investment income/(loss)	1,026	58	0	34,565	35,649

	Six months ended June 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$509,086	$—	$640	$509,726
Depreciation and amortization	47,771	8,188	407,417	463,376
Operating loss	(317,970)	(683,621)	(1,759,110)	(2,760,701)
Investment income/(loss)	481	38	280,734	281,253

                The Company has no foreign operations. During the three and six months ended June 30, 2006 and 2005, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

4.   Legal Proceedings

                (a) On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in the United States District Court for the Southern District of Florida, in which we assert Verizon Wireless is infringing two of our patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. On July 27, 2006, one of these cases was transferred to the United States District Court for the District of New Jersey.

                (b) On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert Alltel is infringing two of our patents. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth.

5.   Employment Agreement

                 Shant S. Hovnanian, Chairman and Chief Executive Officer of the Company, has been acting under the terms of an employment agreement that expired April 25, 2005. The Compensation Committee of the Board of Directors has approved a new employment agreement for Mr. Hovnanian effective April 1, 2006 which has a three-year term and provides for an annual salary of $275,000. Under the agreement, Mr. Hovnanian is entitled to be considered for an annual performance based bonus targeted at 50% or greater of his base salary, use of a Company apartment and car, a country club membership (which Mr. Hovnanian has not taken) and a $2,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. In connection with the agreement, Mr. Hovnanian was also granted 400,000 options in August 2006 to purchase shares of our Common Stock at market value. The options are fully vested and immediately exercisable.

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

Business Activities

                Speedus Corp. is a holding company that owns significant equity interests in diverse businesses. We seek business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. The companies that we target, either public or privately held, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets. We will continue to pursue opportunities involving our expertise in the medical device and wireless markets, as well as those areas involving our broadband assets as attractive opportunities present themselves.

                We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Condensed Notes to Consolidated Financial Statements (unaudited)—Note 3, Business Segment Information.”

                Zargis Medical Corp. In January 2001, we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop non-invasive, diagnostic support solutions that automatically analyze acoustical data from a patient to determine physiologically significant features useful in medical diagnosis. The development of Zargis’ patented technology is a pioneering effort in medicine which uses advanced signal processing algorithms deployed on standard computer platforms. The first Zargis device, Cardioscan, received its initial FDA authorization in May 2004 and additional authorizations in September 2005 and March 2006. Cardioscan is currently being tested by a small group of physicians during general medical examinations and physicals to help detect and analyze suspected heart murmurs which could be a sign of valvular and congenital heart disease. According to the National Center for Health Statistics, the number of general medical examinations, administered in the US totaled 64 million in 2000 alone. Zargis is currently researching, and conducting trials on, additional noninvasive diagnostic support tools that process acoustical data from the body in order to provide an accurate and intelligible assessment of a patient’s health. These assessments may be used by physicians and other healthcare providers to assist in the early identification or monitoring of heart, lung, vascular and other conditions and to provide better patient treatment.

                Major next steps remaining for Zargis include continuing market trials and clinical trials for new applications of the Zargis technology and the formation of strategic partnerships designed to support product commercialization.

                In February 2003, we acquired a controlling interest in Zargis Medical. At June 30, 2006, as a result of continued investment, our ownership interest was approximately 79%.

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

                On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert Verizon Wireless is infringing two of our patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. On July 27, 2006, one of these cases was transferred to the United States District Court in the District of New Jersey.

                 On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert Alltel is infringing two of our patents. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth.

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

                Long-lived assets.  Long-lived assets, including fixed assets and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $0.2 million at June 30, 2006 and currently do not generate significant revenues or cash flows. However, as of December 31, 2005, we estimated that, based upon our review of historical transactions and other factors, the fair value of certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2005. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

                Revenues decreased $82,000 from $510,000 for the six months ended June 30, 2005 to $428,000 for the six months ended June 30, 2006 and decreased $74,000 from $283,000 for the three months ended June 30, 2005 to $209,000 for the three months ended June 30, 2006. These decreases are primarily a result of a reduction in menu prices at the Company’s first store and the temporary closing of the second store for renovations.

                Selling, general and administrative expenses increased $523,000 from $1,940,000 for the six months ended June 30, 2005 to $2,463,000 for the six months ended June 30, 2006 and increased $634,000 from $965,000 for the three months ended June 30, 2005 to $1,599,000 for the three months ended June 30, 2006. These increases are primarily a result of increases in stock based compensation.

                Research and development expenses increased $206,000 from $696,000 for the six months ended June 30, 2005 to $902,000 for the six months ended June 30, 2006 and increased $75,000 from $370,000 for the three months ended June 30, 2005 to $445,000 for the three months ended June 30, 2006. This increase is primarily a result of new wireless initiatives by the Company.

                Depreciation and amortization decreased $20,000 from $463,000 for the six ended June 30, 2005 to $443,000 for the six months ended June 30, 2006 and decreased $28,000 from $233,000 for the three months ended June 30, 2005 to $205,000 for the three months ended June 30, 2006. These decreases are primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovation to one of the F&B Restaurant stores.

                Investment income decreased $245,000 from a net gain of $281,000 for the six months ended June 30, 2005 to a net gain of $36,000 for the six months ended June 30, 2006 and investment loss increased $77,000 from a net loss of $1,000 for the three months ended June 30, 2005 to a net loss of $78,000 for the three months ended June 30, 2006. Realized gains increased $255,000 from net losses of $155,000 for the six months ended June 30, 2005 to net gains of $100,000 for the six months ended June 30, 2006 and increased $195,000 from net losses of $195,000 for the three months ended June 30, 2005. There were no sales of marketable securities during the three months ended June 30, 2006. Unrealized gains decreased $659,000 from net gains of $226,000 for the six months ended June 30, 2005 to net losses of $433,000 for the six months ended June 30, 2006 and decreased $331,000 from net gains of $69,000 for the three months ended June 30, 2005 to net losses of $262,000 for the three months ended June 30, 2006. Interest income increased $159,000 from $210,000 for the six months ended June 30, 2005 to $369,000 for the six months ended June 30, 2006 and increased $58,000 from $125,000 for the three months ended June 30, 2005 to $183,000 for the three months ended June 30, 2006. These increases in interest income, net of decreases as a result of a lesser amount of funds available for short-term investment, are primarily the result of increased interest rates. These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

                Minority interest represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest. Through the three and six months ended June 30, 2006, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

Liquidity and Capital Resources

                The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

                Net cash used in operating activities was $1,920,000 for the six months ended June 30, 2006 compared to net cash used in operating activities of $3,016,000 for the six months ended June 30, 2005. This net decrease in cash used in operating activities is primarily the result of the sale of marketable securities, net of an increase in cash used to fund an increase in net loss.

                Net cash used in investing activities was $5,327,000 for the six months ended June 30, 2006 compared to net cash provided by investing activities of $1,099,000 for the six months ended June 30, 2005. This net increase in cash used in investing activities is primarily the result of a $6,000,000 decrease in maturities of United States Treasury bills and an increase in property and equipment additions in the amount of $324,000 during the six months ended June 30, 2006.

                Net cash used in financing activities was $124,000 for the six months ended June 30, 2006 compared to net cash used in financing activities of $30,000 for the six months ended June 30, 2005. This net increase in cash used in financing activities is primarily a result of an increase in repurchases of treasury stock and a decrease in the proceeds received from the exercise of stock options.

                At June 30, 2006, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,519,000. $164,000 of this amount is due during the remainder of 2006. $276,000, $284,000, $233,000 and $138,000 of this amount is due during the years ending December 31, 2007, 2008, 2009 and 2010, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

Recent Accounting Pronouncements

                In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

                In February 2006, the Financial Accounting Standards Board issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. FASB No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest only and principal only strips are subject to FASB No. 133, and amends FASB No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. FASB No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of FASB No. 155 to have a material effect on its results of operations or financial position.

                 In March 2006, the Financial Accounting Standards Board issued FASB No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. FASB No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. FASB No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect adoption of FASB No. 156 to have a material effect on its consolidated results of operations or financial position.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s financial instruments at June 30, 2006 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

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

                 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note 4 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2006 - April 30, 2006	6,725	$1.17	6,725	$574,121
May 1, 2006 - May 31, 2006	29,966	$1.31	29,966	$534,962
June 1, 2006 - June 30, 2006	31,164	$1.40	31,164	$491,388
Total	67,855	$1.34	67,855	$491,388

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit number 10.1	Employment Agreement, dated as of April 1, 2006, between Speedus Corp. and Shant S. Hovnanian.

Exhibit number 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit number 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit number 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit number 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDUS CORP.

Date: August 14, 2006	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2006	By: /s/ Thomas M. Finn
Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer
20

EXHIBIT INDEX

Exhibit

number	Description

10.1	Employment Agreement, dated as of April 1, 2006, between Speedus Corp. and Shant S. Hovnanian.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.