Form 10-Q
period 2006-09-30
SPEEDUS CORP
filed 2006-11-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of November 8, 2006 was 16,019,290.

SPEEDUS CORP.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	20

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	21

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	22

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	23

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,095,515	$18,563,088
United States Treasury bills	4,989,300	—
Marketable securities	242,201	1,174,825
Prepaid expenses and other	183,866	182,008

Total current assets	16,510,882	19,919,921
Property and equipment, net of accumulated depreciation of $464,694 and $321,256	663,853	426,201
Other intangible assets, net of accumulated amortization of $3,081,360 and $2,607,133	148,684	622,911
Other investments	800,000	800,000
Other assets	68,716	691,444

Total assets	$18,192,135	$22,460,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,500	$68,692
Accrued liabilities	928,325	1,215,859

Total current liabilities	1,015,825	1,284,551

Minority interest	—	—

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,343,756	90,724,450
Treasury stock (at cost; 5,730,884 and 5,632,275 shares)	(6,016,070)	(5,884,863)
Accumulated deficit	(68,368,878)	(63,881,163)

Stockholders’ equity	17,176,310	21,175,926

Total liabilities and stockholders’ equity	$18,192,135	$22,460,477

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenues	$210,179	$293,768	$638,318	$803,494

Expenses:
Selling, general and administrative	699,044	981,196	3,161,916	2,921,117
Research and development	482,199	389,238	1,384,346	1,085,507
Depreciation and amortization	174,272	229,473	617,665	692,849
Cost of sales	70,969	92,819	230,215	263,680

Total operating expenses	1,426,484	1,692,726	5,394,142	4,963,153

Operating loss	(1,216,305)	(1,398,958)	(4,755,824)	(4,159,659)

Investment income	232,460	151,467	268,109	432,720
Minority interest	—	35,681	—	159,294

Loss before benefit from income taxes	(983,845)	(1,211,810)	(4,487,715)	(3,567,645)

Benefit from income taxes	—	321,539	—	321,539

Net loss	$(983,845)	$(890,271)	$(4,487,715)	$(3,246,106)

Per share:
Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.28)	$(0.20)

Weighted average common shares outstanding - basic and diluted	16,024,108	16,164,823	16,063,362	16,203,146

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(4,487,715)	(3,246,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617,665	692,849
Unrealized investment (gains)/losses	470,095	32,702
Minority interest	—	(159,294)
Stock based compensation	552,795	12,282
Changes in operating assets and liabilities:
Marketable securities	462,529	(778,889)
Prepaid expenses and other	(1,858)	94,097
Other assets	622,728	(25,659)
Accounts payable	18,808	(163,385)
Accrued liabilities	(221,023)	(92,477)

Net cash used in operating activities	(1,965,976)	(3,633,880)

Cash flows from investing activities:
Property and equipment additions	(381,090)	(15,157)
United States Treasury bills:
Purchases	(14,989,300)	(13,992,200)
Maturities	10,000,000	16,000,000
Other investments
Purchases	—	(500,000)
Transfer to Marketable Securities	—	600,000

Net cash provided by/(used in) investing activities	(5,370,390)	2,092,643

Cash flows from financing activities:
Repurchase of stock	(131,207)	(366,492)
Proceeds from exercise of options or warrants	—	162,500

Net cash used in financing activities	(131,207)	(203,992)

Net decrease in cash and cash equivalents	(7,467,573)	(1,745,229)

Cash and cash equivalents, beginning of period	18,563,088	17,740,865

Cash and cash equivalents, end of period	$11,095,515	$15,995,636

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

          Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006 and December 31, 2005, marketable securities consisted of publicly traded equity securities and were recorded at fair market value. Their original cost was $956,000 and $1,419,000, unrealized losses since acquisition were $714,000 and $244,000 and the carrying value was $242,000 and $1,175,000, respectively. At September 30, 2006, based upon the fair market value of these securities, 38% was invested in technology and telecommunications companies and 62% was invested in a coal company.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at September 30, 2006.

          Other investments consist of:

	September 30, 2006	December 31, 2005

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at the lesser of $.40 or 80% of the per share price sold in the next round of financing. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

          The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amount that would be shown on the balance sheet as ‘Securities sold and not purchased’ would represent the value of these securities at fair market value. At September 30, 2006 and December 31, 2005, there were no securities sold and not purchased.

Due From Broker

          In connection with selling publicly traded securities that it does not own, the Company would be obligated to maintain balances with brokerage firms as security for these transactions. At September 30, 2006 and December 31, 2005, there were no restricted cash balances.

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

Goodwill and Other Intangible Assets

          The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment on a reporting unit basis at least annually and charged against results of operations only in the periods in which the recorded value of goodwill is more than its implied fair value.

          The Company owns broadband assets, included in intangible assets, with a carrying value of $103,000 at September 30, 2006 and currently does not generate significant revenues or cash flows. However, the Company estimated that, based upon its review of recent transactions and other factors, the fair value of certain patents that have no carrying value on its books would generate sufficient cash to fully realize the assets described above.

          Other intangible assets consist of: (i) the cost of a broadband patent and (ii) medical technology in connection with the acquisition of a controlling interest in Zargis Medical. The broadband patent, in the aggregate cost of $2,070,000 with accumulated amortization of $1,967,000 at September 30, 2006, is being amortized over its remaining useful life of four years. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization in the amount of $1,115,000 at September 30, 2006, is being amortized over a period of three years.

          Amortization expense relating to intangible assets was $129,000 and $199,000 for the three months ended September 30, 2006 and 2005, respectively, and $474,000 and $596,000 for the nine months ended September 30, 2006 and 2005, respectively. The estimated annual amortization expense for the balance of fiscal 2006 and for fiscal 2007, the expiration of the remaining useful life of the Company’s intangible assets at September 30, 2006, is $115,000 and $34,000, respectively. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying consolidated statement of operations and not allocated to ‘Selling, general and administrative’ or ‘Research and development’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          Excluded from the diluted loss per share since their effect would be antidilutive were outstanding stock options and warrants in the aggregate weighted average amount of 2,130,000 and 1,852,000 for the three months ended September 30, 2006 and 2005, respectively, and 1,995,000 and 1,873,000 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Options

          Prior to January 1, 2006, the Company accounted for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. FASB 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the intrinsic value method and adopted the disclosure only provisions of FASB 123. Generally, no compensation cost was recognized since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. The following table presents unaudited pro forma earnings and earnings per share as if the fair value method of accounting was applied during the three and nine months ended September 30, 2005:

	Period ended September 30, 2005

	Three months	Nine months

Net earnings/(loss) as reported	$(890,271)	$(3,246,106)
After tax effect of pro forma compensation	(10,342)	(21,442)

Pro forma net earnings/(loss)	$(900,613)	$(3,267,548)

Earnings/(loss) per share:
Basic - as reported	$(0.06)	$(0.20)

Basic - pro forma	$(0.06)	$(0.20)

Diluted - as reported	$(0.06)	$(0.20)

Diluted - pro forma	$(0.06)	$(0.20)

          The fair value of these awards on the grant date was estimated using a Black-Scholes option pricing model. Key assumptions used in valuing these options included risk-free interest rates between 2-4%, expected lives of three years and volatility factors between 51-65%.

          Effective January 1, 2006, the Company adopted FASB 123R using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three and nine months ended September 30, 2006 was $5,000 and $553,000, respectively. As a result of adopting FASB 123R, the net loss for the three and nine months ended September 30, 2006 increased by those amounts. Both basic and diluted loss remained unchanged during the three months ended September 30, 2006. Both basic and diluted loss per share increased $0.03 during the nine months ended September 30, 2006.

          The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for both Speedus and Zargis are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility of 145% has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience ranging between six and seven years. The risk-free interest rate of 5% is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Estimated forfeiture rates are based on historical experience.

Recent Accounting Pronouncements

          There have been no recent accounting pronouncements which upon future adoption would have an effect on the Company’s results of operations or financial position, except as disclosed below.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect adoption of SAB 108 to have a material effect on its results of operations or financial position.

          In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations and financial condition.

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

          Aggregate stock option activity and weighted average exercise prices under both Plans for the nine months ended September 30, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	1,726,459	$2.32
Granted	409,000	1.27
Exercised	0	0.00
Expired	(5,000)	15.00
Forfeited	0	0.00

Outstanding at September 30	2,130,459	$2.09

Exercisable at September 30	1,995,570	$2.13

Available for grant at September 30	765,368

          Stock options have ten year terms. 400,000 options granted are immediately exercisable and 9,000 options vest over a three year term.

          At September 30, 2006, there was $84,000 of unamortized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.5 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at September 30, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.83 - 1.00	393,220	5	$0.97	$90,000	393,220	$0.97	$90,000
1.07 - 2.08	1,129,000	8	1.32	30,000	994,111	1.30	30,000
2.27 - 4.84	566,500	3	3.92	—	566,500	3.92	—
5.20 - 8.00	31,739	1	6.99	—	31,739	6.99	—
13.75	10,000	4	13.75	—	10,000	13.75	—

	2,130,459	6	$2.09	$120,000	1,995,570	$2.13	$120,000

          Intrinsic value represents the excess of market value at September 30, 2006 over the exercise price of stock options.

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

          Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the nine months ended September 30, 2006 is summarized as follows:

	Options	Price

Outstanding at January 1	180,134	$2.51
Granted	50,000	3.50
Exercised	0	0.00
Expired	0	0.00
Forfeited	0	0.00

Outstanding at September 30	230,134	$2.73

Exercisable at September 30	121,220	$2.15

Available for grant at September 30	49,886

          Stock options have ten year terms. All options granted vest over a three year term.

          At September 30, 2006, there was $108,000 of unamortized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.4 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at September 30, 2006:

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

          Intrinsic value represents the excess of market value at September 30, 2006 over the exercise price of stock options.

3. Legal Proceedings

          (a) On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in the United States District Court for the Southern District of Florida, in which we assert Verizon Wireless is infringing two of our patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey.

          (b) On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert Alltel is infringing two of our patents. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. In October 2006, these two cases were consolidated.

4. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three and nine months ended September 30, 2006 and 2005. F&B Güdtfood and Zargis Medical are included in the consolidated financial statements of the Company since May 6, 2002 and February 28, 2003, respectively, the dates of acquisition of majority interests. The development of Wibiki commenced during the quarter ended June 30, 2005, however, operations in that quarter were not material.

	Three months ended September 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$210,179	$—	$—	$—	$210,179
Depreciation and amortization	35,868	3,957	0	134,447	174,272
Operating loss	(169,512)	(301,425)	(233,193)	(512,175)	(1,216,305)
Investment income/(loss)	0	4	0	232,456	232,460
Other intangible assets	0	45,492	0	103,192	148,684
Fixed assets	617,484	24,757	0	21,612	663,853
Total assets	811,403	38,560	0	17,342,172	18,192,135

	Three months ended September 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$293,768	$0	$0	$293,768
Depreciation and amortization	22,525	3,240	203,708	229,473
Operating loss	(124,708)	(279,200)	(995,050)	(1,398,958)
Investment income/(loss)	337	22	151,108	151,467
Other intangible assets	0	305,672	515,960	821,632
Fixed assets	466,730	20,020	41,561	528,311
Total assets	649,919	514,751	23,664,632	24,829,302

	Nine months ended September 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$637,980	$—	$—	$338	$638,318
Depreciation and amortization	118,871	9,605	0	489,189	617,665
Operating loss	(798,444)	(880,234)	(525,788)	(2,551,358)	(4,755,824)
Investment income/(loss)	1,026	62	0	267,021	268,109

	Nine months ended September 30, 2005

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$802,854	$0	$640	$803,494
Depreciation and amortization	70,296	11,428	611,125	692,849
Operating loss	(442,678)	(962,821)	(2,754,160)	(4,159,659)
Investment income/(loss)	818	60	431,842	432,720

          The Company has no foreign operations. During the three and nine months ended September 30, 2006 and 2005, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Condensed Notes to Consolidated Financial Statements (unaudited)—Note 4, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At September 30, 2006, as a result of continued investment, our ownership interest was approximately 80%.

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

          Intellectual Property.We have accumulated a portfolio of patents that teach and cover the improvement of high-speed wireless communication systems to allow greater information content, reliability, clarity, more efficient use of licensed spectrum as compared to prior systems and other advances. We have 6 domestic patents with expiration dates ranging from 2007 through 2017, with approximately 46 international counterparts in 28 countries. We also have 4 domestic patents pending and 14 patents pending in an additional 3 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that there is great value in our patented technologies, it is a lengthy and expensive process to investigate and pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert Verizon Wireless is infringing two of our patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey.

          On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert Alltel is infringing two of our patents. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same bandwidth. In October 2006, these two cases were consolidated.

          Copies of publicly-available filings in connection with these law suits are available on our web site at http://speedus.com/patent-infringement-litigation.php.

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

          Long-lived assets. Long-lived assets, including fixed assets and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Specifically, we own broadband assets, included in intangible assets, which had a carrying value of $0.1 million at September 30, 2006 and currently do not generate significant revenues or cash flows. However, as of December 31, 2005, we estimated that, based upon our review of historical transactions and other factors, the fair value of certain patents that have no carrying value on our books would generate sufficient cash to fully realize our assets described above as of December 31, 2005. These estimates may differ from actual results due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance.

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

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

          Revenues decreased $165,000 from $803,000 for the nine months ended September 30, 2005 to $638,000 for the nine months ended September 30, 2006 and decreased $84,000 from $294,000 for the three months ended September 30, 2005 to $210,000 for the three months ended September 30, 2006. These decreases are primarily a result of a reduction in menu prices at the Company’s first store and the temporary closing of the second store for renovations.

          Selling, general and administrative expenses increased $241,000 from $2,921,000 for the nine months ended September 30, 2005 to $3,162,000 for the nine months ended September 30, 2006 and decreased $282,000 from $981,000 for the three months ended September 30, 2005 to $699,000 for the three months ended September 30, 2006. The increase for the nine month period is primarily a result of increases in stock based compensation and legal expenses in connection with patent infringement litigation, net of a decrease as a result of the receipt of a withholding tax refund. The decrease for the three month period is primarily a result of the withholding tax refund.

          Research and development expenses increased $298,000 from $1,086,000 for the nine months ended September 30, 2005 to $1,384,000 for the nine months ended September 30, 2006 and increased $93,000 from $389,000 for the three months ended September 30, 2005 to $482,000 for the three months ended September 30, 2006. This increase is primarily a result of new wireless initiatives by the Company.

          Depreciation and amortization decreased $75,000 from $693,000 for the nine months ended September 30, 2005 to $618,000 for the nine months ended September 30, 2006 and decreased $55,000 from $229,000 for the three months ended September 30, 2005 to $174,000 for the three months ended September 30, 2006. These decreases are primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovations to one of the F&B Restaurant stores.

          Investment income decreased $165,000 from a net gain of $433,000 for the nine months ended September 30, 2005 to a net gain of $268,000 for the nine months ended September 30, 2006 and increased $81,000 from a net gain of $151,000 for the three months ended September 30, 2005 to a net gain of $232,000 for the three months ended September 30, 2006. Realized gains increased $314,000 from net losses of $175,000 for the nine months ended September 30, 2005 to net gains of $139,000 for the nine months ended September 30, 2006 and increased $59,000 from net losses of $20,000 for the three months ended September 30, 2005 to net gains of $39,000 for the three months ended September 30, 2006. Unrealized losses increased $641,000 from net gains of $171,000 for the nine months ended September 30, 2005 to net losses of $470,000 for the nine months ended September 30, 2006 and decreased $18,000 from net losses of $56,000 for the three months ended September 30, 2005 to net losses of $38,000 for the three months ended September 30, 2006. Interest income increased $161,000 from $437,000 for the nine months ended September 30, 2005 to $598,000 for the nine months ended September 30, 2006 and increased $3,000 from $227,000 for the three months ended September 30, 2005 to $230,000 for the three months ended September 30, 2006. These increases in interest income, net of the effect of interest in the amounts of $37,000 during the three and nine months ended September 30, 2006 and $80,000 during the three and nine months ended September 30, 2005 received in connection with tax refunds and decreases as a result of a lesser amount of funds available for short-term investment, are primarily the result of increased interest rates. These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest. Through the three and nine months ended September 30, 2006, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $1,966,000 for the nine months ended September 30, 2006 compared to net cash used in operating activities of $3,634,000 for the nine months ended September 30, 2005. This net decrease in cash used in operating activities is primarily the result of the sale of marketable securities, net of an increase in cash used to fund an increase in net loss.

          Net cash used in investing activities was $5,370,000 for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $2,093,000 for the nine months ended September 30, 2005. This net increase in cash used in investing activities is primarily the result of a $6,000,000 decrease in maturities of United States Treasury bills and an increase in property and equipment additions in the amount of $366,000 during the nine months ended September 30, 2006.

          Net cash used in financing activities was $131,000 for the nine months ended September 30, 2006 compared to net cash used in financing activities of $204,000 for the nine months ended September 30, 2005. This net decrease in cash used in financing activities is primarily a result of a decrease in repurchases of treasury stock and a decrease in the proceeds received from the exercise of stock options.

          At September 30, 2006, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,731,000. $110,000 of this amount is due during the remainder of 2006. $444,000, $382,000, $233,000 and $138,000 of this amount is due during the years ending December 31, 2007, 2008, 2009 and 2010, respectively, and the balance is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

Recent Accounting Pronouncements

          There have been no recent accounting pronouncements which upon future adoption would have an effect on the Company’s results of operations or financial position, except as disclosed below.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect adoption of SAB 108 to have a material effect on its results of operations or financial position.

          In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at September 30, 2006 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities and United States Treasury bills, which are subject to price risk.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note 3 to the accompanying consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2006 - July 31, 2006	0	$—	0	$491,388
August 1, 2006 - August 31, 2006	0	$—	0	$491,388
September 1, 2006 - September 30, 2006	6,560	$1.14	6,560	$483,930

Total	6,560	$1.14	6,560	$483,930

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

SPEEDUS CORP.

Date: November 14, 2006	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer