Form 10-K
period 2006-12-31
SPEEDUS CORP
filed 2007-04-02
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______ to _______

Commission file number: 000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Desbrosses Street, Suite 402, New York, NY (Address of Principal Executive Offices)	10013 (Zip code)

(888) 773-3669 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

None

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $9,706,000 on June 30, 2006, based on the closing trade price of the Common Stock on the NASDAQ Capital Market on that date.

The number of shares of Common Stock outstanding as of March 15, 2007 was 15,969,290.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPEEDUS CORP.
INDEX TO FORM 10-K

* * * * *

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur debt, to service and repay such debt, as well as other factors that may affect the Company’s financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain financing, including the Company’s ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-K regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 8, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At December 31, 2006, as a result of continued investment, our ownership interest was approximately 80%.

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

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey. Discovery proceedings are presently taking place. There is no trial date set.

On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. In October 2006, these two cases were consolidated. Alltel is attempting to have this case transferred to the Eastern District of Arkansas. There has been no decision by the Court on that motion. Discovery proceedings are presently taking place. Trial is scheduled for March 2008 in the Southern District of Florida. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, alleging infringement of the patent used to transmit television to wireless users over cellular networks. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

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

NetfreeUs. In March 2007, NetfreeUs, a new wholly-owned subsidiary, asked the FCC for authority to manage a new nationwide Wireless Public Broadband (WPB) network in the 2155-2175 MHz frequency band. Like viewers of free over-the-air television and radio, consumers of NetfreeUS’ Wireless Public Broadband (“WPB”) service will never incur monthly fees. NetfreeUS will coordinate third-party lessees who would own and operate wireless access points (“WAPs”). Initially, no lessee would be authorized to operate more than fifty (50) WAPs. WPB will promote localism and the provision of advertising and public service messages targeted to local interests and communities, as well as local business and economic development, through ubiquitous coverage provided by small-footprint networks. In addition, user-designated advertising would permit local customization of advertising messages to inform users about products and services of interest in the community.

There are six other applications for this band. Because the FCC has not established processing standards for these applications, we cannot predict whether and to what extent our application will be granted, if at all.

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

The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by March 27, 2007 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. In a pleading filed in the 2155-2175 MHz proceeding described above, a competing applicant has questioned our “substantial service” showing. It is possible that there will be other challenges to our FCC filings. We anticipate FCC action on our filings in the next several months.

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

          We have filed complaints and are currently litigating certain patent infringement claims. See Item 3. Legal Proceedings.

Government Regulation

          In general, we are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. However, the grant, renewal and administration of spectrum licenses is regulated by the Federal Communications Commission. See ‘Business Activities, Local Multipoint Distribution Service (LMDS) license’ for additional information on our “substantial service” demonstration and our contingent request for waiver or extension of the “substantial service” deadline. A failure by the FCC to conclude that we have demonstrated “substantial service” or to extend the deadline for demonstrating “substantial service” could have an adverse effect on the Company.

          In addition, medical devices such as ours are subject to strict regulation by state and federal authorities, including the Food and Drug Administration and comparable authorities in certain states.

Employees

          As of March 15, 2007, we had approximately 21 full time and 8 part time employees. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Where You Can Find More Information

          We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at www.speedus.com. We make available free of charge on our internet website address our annual and quarterly reports and proxy statements filed pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission’s website at www.sec.gov.

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

          We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2006, had an accumulated deficit of approximately $69.4 million. We believe that we have sufficient liquidity to finance our current level of operations through the 2007 fiscal year. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

          Shant S. Hovnanian and Vahak S. Hovnanian in the aggregate own approximately 40% of our outstanding Common Stock at December 31, 2006. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

          The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2006, 2005 and 2004, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $2.05 to $1.02, $2.92 to $1.06 and $4.28 to $1.39, respectively. The closing sale price of our Common Stock was $1.25 on March 15, 2007. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

          On several occasions historically, we have not been in compliance with Marketplace Rule 4450(a)(5), which requires listed companies to maintain a closing bid price equal to or greater than $1.00. In all such cases, we subsequently received notice from Nasdaq that we had regained compliance with Marketplace Rule 4450(a)(5) and the matter was closed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          All of our properties are leased space. Information on our major locations at December 31, 2006 is presented below:

Location	Use	Square footage	Lease expiration	Renewal options

New York, NY	Executive and administrative	2,500	2007	Six-month terms through 2009
New York, NY	F&B restaurant	1,300	2009	None
New York, NY	F&B restaurant	1,500	2014	None
New York, NY	Other	3,000	2008	None
Princeton, NJ	Administrative and research	2,500	2009	None
Stamford, CT	Administrative	850	2007	None

ITEM 3.	LEGAL PROCEEDINGS

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey. Discovery proceedings are presently taking place. There is no trial date set.

On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. In October 2006, these two cases were consolidated. Alltel is attempting to have this case transferred to the Eastern District of Arkansas. There has been no decision by the Court on that motion. Discovery proceedings are presently taking place. Trial is scheduled for March 2008 in the Southern District of Florida. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, alleging infringement of the patent used to transmit television to wireless users over cellular networks. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At its Annual Meeting of shareholders held on December 19, 2006, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

          1. Election of Directors:

Name of Director	Votes For	Votes Withheld

Shant S. Hovnanian	13,454,094	102,095
Vahak S. Hovnanian	13,393,370	162,819
William F. Leimkuhler	13,461,766	94,423
Jeffrey Najarian	13,462,166	94,023
Christopher Vizas	13,462,166	94,023

          2. Appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions

13,510,619	34,882	10,688

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our Common Stock is listed for quotation on the Nasdaq Capital Market and trades under the symbol “SPDE.” The following table sets forth high and low trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale

2006
First quarter	$1.680	$1.150
Second quarter	1.760	1.100
Third quarter	1.370	1.020
Fourth quarter	2.050	1.070

2005
First quarter	$2.920	$2.000
Second quarter	2.100	1.240
Third quarter	1.750	1.060
Fourth quarter	1.690	1.110

          On March 15, 2007, the closing trade price of our Common Stock was $1.25 per share. As of December 31, 2006, there were approximately 200 registered shareholders and, to the best of our belief, approximately 4,000 beneficial owners of our Common Stock. During the year ended December 31, 2006, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

          We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Issuer Purchases of Equity Securities

          The following table sets forth certain information regarding repurchases by the Company of its own equity securities during the fourth quarter of 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2006 - October 31, 2006	0	$—	0	$483,930
November 1, 2006 - November 30, 2006	0	$—	0	$483,930
December 1, 2006 - December 31, 2006	50,000	$1.36	50,000	$415,740

Total	50,000	$1.36	50,000	$415,740

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

Equity Compensation Plans

          The following table sets forth certain information as of December 31, 2006 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance

Equity compensation plans approved by security holders	2,161,459	$2.07	734,368
Equity compensation plans not approved by security holders

Total	2,161,459	$2.07	734,368

Performance graph

          The following graph compares the cumulative return on the Company’s Common Stock for the last five years with the Total Return Index for: (i) The Nasdaq Stock Market US (“Nasdaq US”), (ii) Nasdaq Non-Financial Stocks (“New Peer Group”), and (iii) Nasdaq Telecommunications Stocks (“Old Peer Group”), as prepared for Nasdaq by the Center for Research in Security Prices at the University of Chicago. As a result of the Company’s evolving business model, the Company has selected a new industry peer group. The New Peer Group consists of all companies in the Total Return Index for Nasdaq Non-Financial Stocks. The Old Peer Group consists of all companies in the Total Return Index for Nasdaq Telecommunications Stocks. As required during this transitional period, the Company is showing cumulative returns from both the New Peer Group and the Old Peer Group.

          The performance graph assumes (i) $100 was invested on December 31, 2001 and (ii) reinvestment of dividends. Each measurement point on the graph below represents the cumulative stockholder return as measured by the last sale price at the end of each annual period from 2002 through 2006.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Statement of Operations Data
Revenues	$846	$1,038	$917	$711	$907
Total operating expenses	7,062	6,934	10,778	7,581	11,380

Operating loss	(6,216)	(5,896)	(9,861)	(6,870)	(10,473)
Net interest/investment income/(loss)	601	(52)	419	(4,520)	(194)
Minority interest	—	159	508	779	80
Equity in loss of associated company	—	—	—	(93)	(521)
Settlement of litigation	—	—	15,000	—	—
Benefit from/(provision for) taxes	—	322	(62)	—	—

Net earnings/(loss)	$(5,615)	$(5,467)	$6,004	$(10,704)	$(11,108)

Per Common Share
Basic earnings/(loss)	$(0.35)	$(0.34)	$0.37	$(0.65)	$(0.62)
Weighted average outstanding	16,051,706	16,182,208	16,245,281	16,498,267	17,927,000
Diluted earnings/(loss)	$(0.35)	$(0.34)	$0.36	$(0.65)	$(0.62)
Weighted average outstanding	16,051,706	16,182,208	16,799,298	16,498,267	17,927,000

	December 31,

	2006	2005	2004	2003	2002

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$10,204	$18,563	$17,741	$19,419	$33,053
United States Treasury bills	4,990	—	5,977	—	—
Working capital	14,658	18,635	23,329	17,774	29,544
Net property and equipment	528	426	610	420	820
Net other intangible assets	34	623	1,418	2,042	1,651
Net goodwill	—	—	—	621	1,760
Total assets	17,136	22,460	28,682	28,510	50,185
Minority interest	—	—	159	531	1,592
Total liabilities	1,034	1,285	1,673	6,990	16,175
Total equity	16,102	21,176	26,850	20,989	32,418

In February 2003, the Company acquired a majority interest in Zargis Medical This acquisition was accounted for using the purchase method of accounting and the results of operations of Zargis Medical have been included in the consolidated statements of operations for the periods subsequent to February 28, 2003.

In May 2002, the Company acquired a majority interest in F&B Güdtfood This acquisition was accounted for using the purchase method of accounting and the results of operations of F&B Güdtfood have been included in the consolidated statements of operations for the periods subsequent to May 6, 2002.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 9, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At December 31, 2006, as a result of continued investment, our ownership interest was approximately 80%.

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

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey. Discovery proceedings are presently taking place. There is no trial date set.

On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. In October 2006, these two cases were consolidated. Alltel is attempting to have this case transferred to the Eastern District of Arkansas. There has been no decision by the Court on that motion. Discovery proceedings are presently taking place. Trial is scheduled for March 2008 in the Southern District of Florida. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, alleging infringement of the patent used to transmit television to wireless users over cellular networks. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

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

NetfreeUs. In March 2007, NetfreeUs, a new wholly-owned subsidiary, asked the FCC for authority to manage a new nationwide Wireless Public Broadband (WPB) network in the 2155-2175 MHz frequency band. Like viewers of free over-the-air television and radio, consumers of NetfreeUS’ Wireless Public Broadband (“WPB”) service will never incur monthly fees. NetfreeUS will coordinate third-party lessees who would own and operate wireless access points (“WAPs”). Initially, no lessee would be authorized to operate more than fifty (50) WAPs. WPB will promote localism and the provision of advertising and public service messages targeted to local interests and communities, as well as local business and economic development, through ubiquitous coverage provided by small-footprint networks. In addition, user-designated advertising would permit local customization of advertising messages to inform users about products and services of interest in the community.

There are six other applications for this band. Because the FCC has not established processing standards for these applications, we cannot predict whether and to what extent our application will be granted, if at all.

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

The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by March 27, 2007 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. In a pleading filed in the 2155-2175 MHz proceeding described above, a competing applicant has questioned our “substantial service” showing. It is possible that there will be other challenges to our FCC filings. We anticipate FCC action on our filings in the next several months.

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

          Share-Based Payments. Prior to January 1, 2006, we accounted for our employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. FASB 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” We elected to use the intrinsic value method and adopted the disclosure only provisions of FASB 123. Generally, no compensation cost was recognized since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date.

          Effective January 1, 2006, we adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, we record compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, we record compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis.

          We estimate the value of these awards on the date of grant using a Black-Scholes option pricing model. The determination of the fair value of these awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the year ended December 31, 2006, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

          Revenues decreased $192,000 from $1,038,000 for the twelve months ended December 31, 2005 to $846,000 for the twelve months ended December 31, 2006. This decrease is primarily a result of a reduction in menu prices at the Company’s first store and the temporary closing of the second store for renovations, as well as a lack of customer acceptance of the F&B format at the second store. We are testing new menu concepts as a solution to customer acceptance.

          Selling, general and administrative expenses increased $469,000 from $3,851,000 for the twelve months ended December 31, 2005 to $4,320,000 for the twelve months ended December 31, 2006. This increase is primarily a result of increases in legal expenses in connection with litigating patent infringement claims in the amount of $400,000 and stock based compensation in the amount of $600,000, net of decreases in other legal expenses in the amount of $200,000 and taxes in the amount of $300,000 as a result of the receipt of a withholding tax refund, as well as decreases as a result of personnel reductions.

          Research and development expenses decreased $119,000 from $1,797,000 for the twelve months ended December 31, 2005 to $1,678,000 for the twelve months ended December 31, 2006. This decrease is primarily a result of a lower level of expenses incurred during 2006 in connection with new wireless initiatives by the Company.

          Depreciation and amortization decreased $183,000 from $941,000 for the twelve months ended December 31, 2005 to $758,000 for the twelve months ended December 31, 2006. This decrease is primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovation to one of the F&B Restaurant stores.

          Cost of sales decreased $38,000 from $345,000 for the twelve months ended December 31, 2005 to $307,000 for the twelve months ended December 31, 2006. This decrease is primarily a result of the decrease in revenues.

          Investment income/(loss) increased $653,000 from a net loss in the amount of $52,000 for the twelve months ended December 31, 2005 to a net gain in the amount of $601,000 for the twelve months ended December 31, 2006. Realized gains increased $275,000 from net losses of $175,000 for the twelve months ended December 31, 2005 to net gains of $100,000 for the twelve months ended December 31, 2006. Unrealized losses decreased $178,000 from net losses of $467,000 for the twelve months ended December 31, 2005 to net losses of $289,000 for the twelve months ended December 31, 2006. Interest income increased $200,000 from $590,000 for the twelve months ended December 31, 2005 to $790,000 for the twelve months ended December 31, 2006. The increase in interest income, net of a decrease as a result of a lesser amount of funds available for short-term investment, is a result of increased interest rates. These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

          Minority interest represents the interest of minority stockholders in the losses of F&B Güdtfood and Zargis Medical since the dates of acquisition of a majority interest. Through the year ended December 31, 2006, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

          During the twelve months ended December 31, 2005, the Company recorded a benefit from taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns. No such gain was recorded in 2006.

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

          Net cash used in operating activities was $2,900,000 for the year ended December 31, 2006 compared to net cash used in operating activities of $5,070,000 for the year ended December 31, 2005. This net decrease in cash used in operating activities is primarily the result of the sale of marketable securities, net of an increase in cash used to fund an increase in net loss.

          Net cash used in investing activities was $5,261,000 for the year ended December 31, 2006 compared to net cash provided by investing activities of $6,115,000 for the year ended December 31, 2005. This net increase in cash used in investing activities is primarily the result of a $9,990,000 decrease in maturities and $977,000 increase in purchases of United States Treasury bills and an increase in property and equipment additions in the amount of $244,000.

          Net cash used in financing activities was $198,000 for the year ended December 31, 2006 compared to net cash used in financing activities of $223,000 for the year ended December 31, 2005. This net decrease in cash used in financing activities is primarily a result of a decrease in repurchases of treasury stock, net of a decrease in proceeds received from the exercise of stock options.

          At December 31, 2006, the Company’s future minimum lease payments due under noncancelable leases aggregated $1,621,000. $444,000, $382,000, $233,000, $138,000 and $109,000 of this amount is due during the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively, and $315,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

          The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2007 fiscal year. However, the Company does not expect to have earnings from operations until such time as it successfully commercializes business opportunities under development, substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company’s financial condition, operating results and prospects for growth.

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

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional and it may be adopted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at December 31, 2006 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to equity price risk.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

          The table below sets forth the names, ages and titles of the persons who were Directors and/or executive officers of the Company as of March 15, 2007.

Name	Age	Position

Shant S. Hovnanian	47	Chairman of the Board of Directors, President and Chief Executive Officer
Vahak S. Hovnanian	75	Director
William F. Leimkuhler	55	Director
Jeffrey Najarian	48	Director
Christopher Vizas	57	Director
Thomas M. Finn	59	Secretary, Treasurer and Chief Financial Officer
John A. Kallassy	42	Executive Vice President, Chief Executive Officer – Zargis Medical Corp.

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

          William F. Leimkuhler has served as a Director since September 2000. Mr. Leimkuhler is the General Counsel and Director of Business Development of Paice Corporation, a privately held developer of advanced vehicle powertrains. Mr. Leimkuhler is also a director of Integral Systems, Inc. and U.S. Neurosurgical, Inc. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm’s General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe).

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

          John A. Kallassy has served as Executive Vice President since September 2000 and Chief Executive Officer of Zargis Medical Corp. since November 2004. In addition to developing and executing Zargis’ business strategy, Mr. Kallassy is also responsible for evaluating new business investment opportunities at Speedus within several business sectors. Prior to his leadership roles at Speedus and Zargis, Mr. Kallassy was a founder and Chief Executive Officer of American Data Consultants, Inc. (ADC), a firm specializing in information services, direct marketing and marketing research. Mr. Kallassy sold ADC to R.L. Polk in 1997 and continued his employment for three years at R.L. Polk as the ADC division president and later as a corporate vice president where he led the product management and analytical consulting groups for a $100 million business unit that was ultimately sold to Equifax Inc. Mr. Kallassy holds a Bachelor of Science Degree in Biochemistry that was completed at Leeds University in Leeds, England and earned his MBA from the Johnson School of Management at Cornell University.

Audit Committee

          The Audit Committee of the Board currently consists of William F. Leimkuhler (Chairman), Jeffrey Najarian and Christopher Vizas, all independent non-employee directors. The Audit Committee has the duties and responsibilities set out in the Audit Committee Charter. Those include: selection and appointment of the independent auditor, review of its independence and of other services provided by it, and of the fees and other arrangements regarding its services; review with the independent auditor and management of the scope of the audit, and of significant financial reporting issues and judgments; review with the independent auditor and management of the annual audited financial statements and of the quarterly financial statements; and review with the independent auditor and management of the quality and adequacy of internal controls. The Board has determined that Mr. Leimkuhler is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

          The Audit Committee has adopted a charter which is available in the Investor Relations section of the Company’s website at www.speedus.com.

Audit Committee Report

          Management is responsible for the Company’s internal control, consolidated financial statements and the financial reporting process. PricewaterhouseCoopers LLP served as the Company’s independent public accountants in 2006 and is responsible for expressing an opinion on those consolidated financial statements based upon an audit in accordance with auditing standards generally accepted in the United States of America. The Committee’s responsibilities include the monitoring and oversight of these processes.

          The Committee has met and held discussions with management and PricewaterhouseCoopers. The Committee has also reviewed and discussed the 2006 quarterly and annual consolidated financial statements with management and PricewaterhouseCoopers. The Committee has also discussed with PricewaterhouseCoopers matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”, issued by the Auditing Standards Board of the American Institute of Certified Public Accountants.

          PricewaterhouseCoopers has also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and the Committee discussed with PricewaterhouseCoopers that firm’s independence.

          Based upon the Committee’s review and discussion of the 2006 annual consolidated financial statements with management and PricewaterhouseCoopers, the Committee recommended to the Board of Directors that the Company’s audited 2006 consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

By the Audit Committee
of the Board of Directors:
William F. Leimkuhler (Chairman)
Jeffrey Najarian
Christopher Vizas

Code of Ethics

          The Company is committed to conducting its business in accordance with applicable laws, rules and regulations and to full and accurate financial disclosure in compliance with applicable law. In order to promote honest and ethical conduct, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all Directors, officers, employees and agents of the Company and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

          The Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available in the Investor Relations section of the Company’s website at www.speedus.com. A copy of either Code may also be obtained without charge by any person upon written request to Speedus Corp., 9 Desbrosses Street, Suite 402, New York, New York 10013, Attention: Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

          The Company’s Directors, executive officers and holders of more than 10% of the outstanding Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Commission and the Company is required to disclose any failure by such persons to file these reports in a timely manner for the 2006 fiscal year. Based solely upon the Company’s review of copies of such reports furnished to it, the Company believes that for the 2006 fiscal year its Directors, executive officers and holders of more than 10% of the outstanding Common Stock complied with all reporting requirements of Section 16(a) under the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth the salary and bonus, as well as certain other compensation, paid or accrued to each of the three most highly compensated executive officers of the Company (the “Named Executive Officers”) for the years ended December 31, 2006, 2005 and 2004 in all capacities in which they served. See Employment Agreements.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation (2)	Total

Shant S. Hovnanian	2006	$268,750	$—	$—	$484,000	$—	$—	$164,780	$917,530
Chief Executive Officer	2005	250,000	—	—	—	—	—	158,411	408,411
	2004	250,000	2,845,186	—	—	—	—	144,000	3,239,186
Thomas M. Finn	2006	$220,325	$—	$—	$—	$—	$—	$—	$220,325
Chief Financial Officer	2005	191,000	—	—	—	—	—	—	191,000
	2004	198,000	—	—	—	—	—	—	198,000
John A. Kallassy	2006	$225,000	$24,000	$—	$—	$—	$—	$—	$249,000
Executive Vice President	2005	216,666	12,500	—	69,000	—	—	—	298,166
	2004	175,000	50,000	—	—	—	—	—	225,000

          (1) In determining the aggregate grant date fair value, the stock options were valued using the Black- Scholes option pricing model. For information on the key assumptions used in valuing the options, see “Notes to Consolidated Financial Statements - Note 2, Summary of Significant Accounting Policies - Stock options.”

          (2) Under the terms of his employment contract, Mr. Hovnanian is entitled to certain benefits. See ‘Employment Agreements’. The amount shown in the table above represents the total cost of these items to the Company without adjustment for the portion of these costs allocable to business use by the Company.

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

Grants of Plan-Based Awards

          The following table sets forth information concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards

Name	Grant Date	Thresh- hold	Target	Maximum	Thresh- hold	Target	Maximum

Shant S. Hovnanian	8/10/06	$—	$—	$—	$—	$—	$—	—	400,000	$1.27

          For additional information regarding stock options, see “Notes to Consolidated Financial Statements - Note 5, Stockholders’ Equity.”

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth information regarding the outstanding stock option awards held by the Named Executive Officers as of December 31, 2006. None of the Named Executive Officers have ever received any stock awards.

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Name	Exercisable	Unexercisable

Shant S. Hovnanian	5,400	—	—	$0.890	12/2/2008
	250,000	—	—	4.840	6/11/2009
	127,700	—	—	1.000	4/3/2011
	250,000	—	—	1.100	4/25/2012
	400,000	—	—	1.270	8/10/2016
Thomas M. Finn	2,000	—	—	$0.890	12/2/2008
	20,000	—	—	4.840	6/11/2009
	131	—	—	5.340	4/30/2009
	141	—	—	5.200	5/31/2009
	11,136	—	—	1.000	4/3/2011
	100,000	—	—	1.175	6/10/2013
John Kallassy	225,000	—	—	$3.000	9/5/2010
	112,500	—	—	1.000	4/3/2011
	33,333	66,667	—	1.500	7/15/2015

          For additional information regarding stock options, see “Notes to Consolidated Financial Statements - Note 5, Stockholders’ Equity.”

Option Exercises and Stock Vested

          None of the Named Executive Officers exercised any stock options during 2006 and none of the Named Executive Officers have ever received any stock awards.

Compensation Committee

          The Compensation Committee of the Board currently consists of Jeffrey Najarian (Chairman), Christopher Vizas and William F. Leimkuhler, all independent non-employee directors. The Compensation Committee establishes and administers the Company’s policies regarding compensation. In addition, the Compensation Committee, as well as the Board of Directors, administers the Company’s Stock Incentive Plan and determines which eligible employees and consultants of the Company may participate in the Plan and the type, extent and terms of the awards to be granted to them.

Compensation Discussion and Analysis

          The Company’s compensation policy for all of its executive officers is formulated and administered by the Compensation Committee of the Board. Compensation of the Company’s executive officers, exclusive of the Chief Executive Officer, is developed and approved by the Chief Executive Officer, subject to oversight by the Compensation Committee. Compensation of the Chief Executive Officer is developed and approved by the Compensation Committee. The Compensation Committee, as well as the Board of Directors, also administers the Company’s Stock Incentive Plan, under which grants of various stock-based incentives may be made to employees (including executive officers), directors and consultants.

          The primary goals of the Company’s compensation policy are to attract, retain and motivate skilled executive officers and to provide incentives for them to act in the best interests of the Company’s stockholders. In determining the level of executive compensation, certain quantitative and qualitative factors, including, but not limited to, the Company’s operating and financial performance, the individual’s level of responsibilities, experience, commitment, leadership and accomplishments relative to stated objectives, and marketplace conditions are taken into consideration.

          The Company’s compensation program for executives consists of four key elements, discussed in greater detail below: (1) base salary, (2) consideration for a performance-based bonus, (3) periodic grants of stock-based incentives, and (4) other benefits and perquisites.

          Base Salary. Base salary amounts for executive officers take into account such factors as competitive industry salaries, an executive’s scope of responsibilities, and individual performance and contribution to the organization.

          Performance-based Bonus. Executive officers have an opportunity to receive performance-based bonus awards based on the overall performance of the Company and on specific individual performance targets.

          Stock-based Incentives. Executive officers have an opportunity to receive stock-based incentives, generally grants of options to purchase the Company’s common Stock. These awards provide employees with the incentive to stay with the Company for longer periods of time, which in turn, provides the Company with greater stability. Equity awards also are less costly to the Company than cash compensation.

          Other Benefits and Perquisites. Executive officers receive the same general health and welfare benefits offered to all employees. Except as provided in employment contracts, the Company provides no other perquisites to executive officers. See Employment Contracts.

          Section 162(m) of the Code. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits the deductibility by the Company of compensation paid in any one year to any executive officer named in the Summary Compensation Table to $1,000,000. Option awards under the Stock Incentive Plan made in conformity with the “performance-based” exemption from Section 162(m) will be exempt from the limits of Section 162(m). While the Company’s policy has always been to pursue a strategy of maximizing deductibility of compensation for all of its employees, the Compensation Committee believes it is important to maintain the flexibility to take actions it considers to be in the best interest of the Company and its stockholders, which may be based on considerations in addition to Section 162(m). In 2004, as provided under the terms of his employment contract, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of $2,845,186 when CT&T received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001. Except as stated in the preceding sentence, through 2006 none of the executive officers were paid cash compensation in excess of $1,000,000.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

By the Compensation Committee
of the Board of Directors:
Jeffrey Najarian (Chairman)
Christopher Vizas
William F. Leimkuhler

Compensation of Directors

          The following table sets forth information regarding the cash fees, as well as certain other compensation, paid or accrued to our Directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1) (2)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Vahak S. Hovnanian	$24,000	$—	$11,300	$—	$—	$—	$35,300
William F. Leimkuhler	72,000	—	11,300	—	—	—	83,300
Jeffrey Najarian	24,000	—	11,300	—	—	—	35,300
Christopher Vizas	72,000	—	11,300	—	—	—	83,300

          (1) In determining the aggregate grant date fair value, the stock options were valued using the Black-Scholes option pricing model. For information on the key assumptions used in valuing the options, see “Notes to Consolidated Financial Statements - Note 2, Summary of Significant Accounting Policies - Stock options.”

          (2) At December 31, 2006, Messrs. Hovnanian, Leimkuhler, Najarian and Vizas held stock options in the aggregate amounts of 107,500, 110,250, 90,000 and 80,000, respectively.

          During 2006, our Directors who are not officers or employees (“Non-Employee Directors”) received an annual retainer of $24,000. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000. Mr. Vizas received an additional retainer for services as a Director of two of the Company’s subsidiaries and as the Chairman of the Company’s Governance and Nominating Committee in the aggregate amount of $48,000. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 5,000 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 10,000 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

          Shant S. Hovnanian, Chairman and Chief Executive Officer of the Company, had been acting under the terms of an employment agreement that expired April 25, 2005. That agreement provided that Mr. Hovnanian will act as our President and Chief Executive Officer. The agreement had a three-year term and provided for an annual salary of $250,000. Under the agreement, Mr. Hovnanian was entitled to be considered for annual performance based bonuses targeted at 50% or greater of his base salary and a contingent bonus based on certain performance factors, use of a Company apartment and car, a country club membership (that Mr. Hovnanian has not taken) and a $1,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under that agreement, Mr. Hovnanian was also granted 250,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options were fully vested and immediately exercisable.

          In April 2006, the Compensation Committee of the Board of Directors approved a new employment agreement for Mr. Shant S. Hovnanian, effective as of April 1, 2006. The new agreement has a three-year term and provides for an annual salary of $275,000. Under the agreement, Mr. Hovnanian is entitled to be considered for an annual performance based bonus targeted at 50% or greater of his base salary, use of a Company apartment and car, a country club membership (which Mr. Hovnanian has not taken) and a $2,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under the new agreement, Mr. Hovnanian was also granted 400,000 options in August 2006 to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

          We entered into an employment agreement effective September 5, 2000 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $175,000, subject to periodic review, and annual bonuses aggregating $50,000 based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 225,000 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 18,750 of these options were fully vested and immediately exercisable at the date of grant. Of the balance, 18,750 options become exercisable each three months after September 5, 2000 and all options are now fully vested and exercisable. In 2005, Mr. Kallassy’s bonus and salary were combined and the aggregate total paid as salary.

Compensation Committee Interlocks and Insider Participation

          No interlocking relationship exists between the Board of Directors or the Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information as of March 15, 2007 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a Director or Director nominee of the Company; (iii) each of our executive officers, and (iv) all of our Directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially Owned (1)

Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	4,604,317	25.7
Vahak S. Hovnanian (4)	2,896,655	16.2
William F. Leimkuhler (5)	110,250	*
Jeffrey Najarian (6)	90,000	*
Christpher Vizas (7)	80,000	*
Thomas M. Finn (8)	133,408	*
John Kallassy (9)	460,133	2.6
XO Holdings, Inc. (10)	2,000,000	11.2
All Directors and executive officers as a group (total 7 persons)	8,374,763	46.8

* Less than 1% of the outstanding Common Stock

          (1)      Pursuant to the regulations of the Securities and Exchange Commission, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

          (2)      Includes options to purchase 1,033,100 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (3)      Includes 137,500 shares of Common Stock owned by Mr. Shant S. Hovnanian’s minor children for which Mr. Hovnanian, as custodian, has sole voting power.

          (4)      Includes options to purchase 107,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (5)      Includes options to purchase 110,250 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (6)      Includes options to purchase 90,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (7)      Includes options to purchase 80,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (8)      Includes options to purchase 133,408 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (9)      Includes options to purchase 370,833 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (10)    Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use all reasonable efforts, subject to fiduciary duties under applicable law, to cause an XO Communications, Inc. representative to be elected to the Company’s Board.

          In addition, Verizon Communications Inc., formerly Bell Atlantic Corporation, has the right to appoint one director to the Board, so long as Verizon shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis.

Equity Compensation Plans

          Information regarding our Common Stock authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information under ‘Director Compensation’ included in Item 11. of this Form 10-K is incorporated by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2006 and 2005, the Company paid or accrued $195,000 and $177,500, respectively, for audit fees to PricewaterhouseCoopers LLP.

          Audit - Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2006 and 2005, the Company did not pay or accrue any amounts for audit related fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2006 and 2005, the Company paid or accrued $50,000 and $50,000, respectively, for tax fees to PricewaterhouseCoopers LLP.

          All Other Fees represent fees for services rendered other than those described above. For the years ended December 31, 2006 and 2005, the Company did not pay or accrue any amounts for these services.

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1)		Consolidated Financial Statements	Page(s)

	Report of Independent Registered Public Accounting Firm		32

	Consolidated Balance Sheets as of December 31, 2006 and 2005		33

	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004		34

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004		35

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004		36

	Notes to Consolidated Financial Statements		37-46

(b) Exhibits

	3.1a		Certificate of Incorporation. (1)

	3.1b		Certificate of Ownership and Merger of CVUSA Merger Corporation With and Into CellularVision USA, Inc. (2)

	3.2		By-laws. (1)

	4.1		Form of Common Stock Certificate. (1)

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

	10.1		Speedus Corp. 2005 Stock Incentive Plan. (4)

	10.2		Employment Agreement, dated as of April 1, 2006, between Speedus Corp. and Shant S. Hovnanian. (5)

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

	14		Code of Ethics for Chief Executive Officer and Senior Finance Officers (6)

	21		Subsidiaries of Speedus Corp. (1)

	23.1		Consent of PricewaterhouseCoopers LLP (6)

	31.1		Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6)

	31.2		Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (6)

	32.1		Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6)

	32.2		Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (6)

(1)	Incorporated by reference to the Company’s Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

(2)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 1999.

(3)	Incorporated by reference to the Company’s Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 13, 2005.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(6)	Filed herewith.

(c) Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for share-based compensation in 2006.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2007

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$10,204,167	$18,563,088
United States Treasury bills	4,990,250	—
Marketable securities	354,011	1,174,825
Prepaid expenses and other	143,654	182,008

Total current assets	15,692,082	19,919,921
Property and equipment, net of accumulated depreciation of $444,972 and $321,256	527,828	426,201
Other intangible assets, net of accumulated amortization of $1,125,928 and $2,607,133	34,116	622,911
Other investments	800,000	800,000
Other assets	81,737	691,444

Total assets	$17,135,763	$22,460,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,805	$68,692
Accrued liabilities	971,055	1,215,859

Total current liabilities	1,033,860	1,284,551

Minority interest	—	—

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,464,119	90,724,450
Treasury stock (at cost; 5,780,884 and 5,632,275 shares)	(6,083,360)	(5,884,863)
Accumulated deficit	(69,496,358)	(63,881,163)

Stockholders’ equity	16,101,903	21,175,926

Total liabilities and stockholders’ equity	$17,135,763	$22,460,477

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2006	2005	2004

Revenues	$846,342	$1,038,343	$917,237

Expenses:
Selling, general and administrative	4,319,554	3,851,332	4,313,889
Research and development	1,678,139	1,797,315	1,515,934
Depreciation and amortization	757,553	940,683	1,116,759
Cost of sales	306,932	345,354	282,370
Technology settlement expenses	—	—	2,928,583
Goodwill impairment loss	—	—	620,875

Total operating expenses	7,062,178	6,934,684	10,778,410

Operating loss	(6,215,836)	(5,896,341)	(9,861,173)

Investment income/(loss)	600,641	(52,397)	419,197
Minority interest	—	159,294	508,261
Gain from technology settlement	—	—	15,000,000

Earnings/(loss) before benefit from/(provision for) income taxes	(5,615,195)	(5,789,444)	6,066,285

Benefit from/(provision for) income taxes	—	321,539	(62,000)

Net earnings/(loss)	$(5,615,195)	$(5,467,905)	$6,004,285

Per share:
Basic earnings/(loss) per common share	$(0.35)	$(0.34)	$0.37

Weighted average common shares outstanding - basic	16,051,706	16,182,208	16,245,281

Diluted earnings/(loss) per common share	$(0.35)	$(0.34)	$0.36

Weighted average common shares outstanding - diluted	16,051,706	16,182,208	16,799,298

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2005 and 2006

	Common Stock			Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
			Additional
	Amount	Shares	Paid-in-capital	Amount	Shares

Balance, January 1, 2004	$215,161	21,516,088	$90,442,120	$(5,250,552)	5,257,649	$(64,417,543)	$20,989,186

Exercise of options and warrants	716	71,586	70,870				71,586

Stock based compensation			33,593				33,593

Repurchase of common stock				(249,132)	111,300		(249,132)

Net earnings						6,004,285	6,004,285

Balance, December 31, 2004	215,877	21,587,674	90,546,583	(5,499,684)	5,368,949	(58,413,258)	26,849,518

Exercise of options	1,625	162,500	160,875				162,500

Stock based compensation			16,992				16,992

Repurchase of common stock				(385,179)	263,326		(385,179)

Net loss						(5,467,905)	(5,467,905)

Balance, December 31, 2005	217,502	21,750,174	90,724,450	(5,884,863)	5,632,275	(63,881,163)	21,175,926

Stock based compensation			739,669				739,669

Repurchase of common stock				(198,497)	148,609		(198,497)

Net loss						(5,615,195)	(5,615,195)

Balance, December 31, 2006	$217,502	21,750,174	$91,464,119	$(6,083,360)	5,780,884	$(69,496,358)	$16,101,903

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings/(loss)	$(5,615,195)	(5,467,905)	6,004,285
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	757,553	940,683	1,116,759
Goodwill impairment loss	—	—	620,875
Unrealized investment (gains)/losses	289,394	402,617	(287,089)
Minority interest	—	(159,294)	(508,261)
Stock based compensation	673,158	16,992	33,593
Changes in operating assets and liabilities:
Marketable securities	531,420	(516,850)	1,969,969
Due from broker	—	—	3,131,835
Prepaid expenses and other	38,354	41,105	(97,391)
Other assets	609,707	61,425	(98,717)
Accounts payable	(5,887)	(247,050)	164,484
Accrued liabilities	(178,293)	(141,861)	(74,706)
Securities sold and not purchased	—	—	(5,406,135)

Net cash provided by/(used in) operating activities	(2,899,789)	(5,070,138)	6,569,501

Cash flows from investing activities:
Property and equipment:
Additions	(270,385)	(26,432)	(536,253)
Dispositions	—	64,272	—
United States Treasury bills:
Purchases	(15,000,000)	(14,022,800)	(5,977,200)
Maturities	10,009,750	20,000,000	—
Other investments:
Purchases	—	(500,000)	(1,556,834)
Transfer to marketable securities	—	600,000	—

Net cash provided by/(used in) investing activities	(5,260,635)	6,115,040	(8,070,287)

Cash flows from financing activities:
Proceeds from exercise of options or warrants	—	162,500	71,586
Repurchase of stock	(198,497)	(385,179)	(249,132)

Net cash used in financing activities	(198,497)	(222,679)	(177,546)

Net increase/(decrease) in cash and cash equivalents	(8,358,921)	822,223	(1,678,332)

Cash and cash equivalents, beginning of period	18,563,088	17,740,865	19,419,197

Cash and cash equivalents, end of period	$10,204,167	$18,563,088	$17,740,865

Supplemental information of business acquired:
Fair value of assets acquired:
Cash	$—	$—	$—
Non current assets	—	—	—
Other intangible assets	—	—	136,500
Less-liabilities assumed:
Current liabilities	—	—	—
Minority interest	—	—	(136,500)

Cash paid	—	—	—
less-cash acquired	—	—	—

Acquisition of business, net of cash acquired	$—	$—	$—

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

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the year ended December 31, 2006, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted of money market funds.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006 and 2005, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $887,000 and $1,419,000, unrealized losses since acquisition were $533,000 and $244,000 and the carrying value was $354,000 and $1,175,000, respectively. At December 31, 2006, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at December 31, 2006.

          Other investments consist of:

	December 31,

	2006	2005

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities sold and not purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At December 31, 2006 and 2005, there were no securities sold and not purchased.

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

Goodwill and Other Intangible Assets

          The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill is not being amortized into results of operations, but instead is reviewed for impairment on a reporting unit basis at least annually and charged against results of operations only in the periods in which the recorded value of goodwill is more than its implied fair value. During the fourth quarter of 2004, after determining that the estimated present value of future cash flows was less than its carrying value, the Company recorded a charge for impairment of goodwill in connection with the acquisition of F&B Güdtfood in the amount of $621,000.

          At December 31, 2006, other intangible assets consist of medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003 and additional investment in 2004. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization of $1,126,000 at December 31, 2006 is being amortized over a period of three years.

          Amortization expense relating to intangible assets for the years ended December 31, 2006, 2005 and 2004 amounted to $589,000, $795,000 and $761,000, respectively. The estimated annual amortization expense for 2007, the expiration of the remaining useful life of the Company’s intangible assets at December 31, 2006, is $34,000. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

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

          As of December 31, 2006, the Company has a deferred tax asset of approximately $6.6 million, relating primarily to operating losses. An offsetting valuation allowance of $6.6million has been established as the Company had no ability to carryback its losses and a limited earnings history. During 2005, the Company recorded a benefit from income taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns.

          A reconciliation of the Company’s effective income tax rate and the federal tax rate is as follows:

	Year ended December 31,

	2006	2005	2004

Statutory rate	(34)%	(34)%	(34)%
Benefit from tax refund	—%	(6)%	—%
Permanent difference: goodwill impairment	—%	—%	10%
State and local income taxes, net of federal benefit	(10)%	(10)%	(10)%
Change in valuation allowance	44%	44%	35%

Effective rate	0%	(6)%	1%

          At December 31, 2006, the Company had net operating loss carryforwards of approximately $19.6 million which expire between 2020 and 2028. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the years ended December 31, 2006 and 2005, outstanding stock options and warrants in the weighted average amounts of 1,885,000 and 1,837,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

          For the year ended December 31, 2004, the weighted average common shares for diluted earnings per share were determined by adding 554,000 weighted average shares for the assumed exercise of stock options and warrants, calculated using the treasury stock method, to the weighted average shares outstanding used for basic earnings per share for a total of 16,799,000 weighted average shares outstanding for diluted earnings per share. Outstanding stock options and warrants in the weighted average amount of 804,000 were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 since the exercise prices were greater than the average market price of the common stock.

Stock Options

          Prior to January 1, 2006, the Company accounted for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a “fair value method” of measuring and accounting for compensation expense from employee stock options. FASB 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the intrinsic value method and adopted the disclosure only provisions of FASB 123. Under APB 25, generally no compensation cost was recognized in the consolidated statement of operations since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. The following table presents pro forma earnings and earnings per share as if the fair value method of accounting was applied during the years ended December 31, 2005 and 2004:

	2005	2004

Net earnings/(loss) as reported	$(5,467,905)	$6,004,285
After tax effect of pro forma compensation	(74,000)	(50,000)

Pro forma net loss	$(5,541,905)	$5,954,285

Loss per share:
Basic - as reported	$(0.34)	$0.37

Basic - pro forma	$(0.34)	$0.37

Diluted - as reported	$(0.34)	$0.36

Diluted - pro forma	$(0.34)	$0.35

          The fair value of these awards on the grant date was estimated using a Black-Scholes option pricing model. Key assumptions used in valuing these options included risk-free interest rates between 2-4%, expected lives of three years and volatility factors between 51-65%.

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the year ended December 31, 2006 was $673,000. For the year ended December 31, 2006, as a result of adopting FASB 123R, the net loss increased by this amount and both basic and diluted loss per share increased $0.04.

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

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional and it may be adopted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

3. Property and Equipment

          Property and equipment consists of the following:

	December 31,

	2006	2005

Leasehold improvements	$617,125	$389,693
Office equipment	355,675	357,764

	972,800	747,457
Less accumulated depreciation	(444,972)	(321,256)

Property and equipment	$527,828	$426,201

          Depreciation expense was $169,000, $146,000 and $346,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’, ‘Research and Development’ or ‘Cost of Sales’.

4. Stockholders’ Equity

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

          See Note 1 for information on the Company’s accounting policy for stock options.

          Aggregate stock option activity and weighted average prices under both Plans for the three years ended December 31, 2006 is summarized as follows:

	2006		2005		2004

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,726,459	$2.32	1,778,959	$2.37	1,777,465	$2.43
Granted	449,000	1.27	210,000	1.45	100,000	2.05
Exercised	—	—	(162,500)	1.00	(27,836)	1.00
Expired	(5,000)	15.00	—	—	—	—
Forfeited	(9,000)	1.35	(100,000)	3.59	(70,670)	4.00

Outstanding at December 31	2,161,459	$2.07	1,726,459	$2.32	1,778,959	$2.37

Exercisable at December 31	2,043,237	$2.11	1,535,400	$2.43	1,700,623	$2.41

Available for grant at December 31	734,368		1,169,368		1,279,368

          Stock options have ten year terms. 440,000 options granted in 2006 are immediately exercisable. 9,000 options granted in 2006 were to vest over a three year term but were thereafter forfeited.

          The weighted average fair value per share for grants during the years ended December 31, 2006, 2005 and 2004 was $1.15, $0.68 and $0.96, respectively.

          At December 31, 2006, there was $110,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.5 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at December 31, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.83 - 1.00	393,220	4.3	$0.97	$94,000	393,220	$0.97	$94,000
1.07 - 2.08	1,160,000	7.8	1.31	34,000	1,041,778	1.29	34,000
2.27 - 4.84	566,500	2.8	3.92	—	566,500	3.92	—
5.20 - 8.00	31,739	0.5	6.99	—	31,739	6.99	—
13.75	10,000	3.2	13.75	—	10,000	13.75	—

	2,161,459	5.7	$2.07	$128,000	2,043,237	$2.11	$128,000

           Intrinsic value represents the excess of market value at December 31, 2006 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2005 was $104,000. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2004 was $1,864,000 and $1,769,000, respectively.

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

          Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the three years ended December 31, 2006 is summarized as follows:

	2006		2005		2004

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	180,134	$2.51	126,134	$1.75	56,500	$0.82
Granted	50,000	3.50	100,000	3.50	69,634	2.50
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	(45,000)	3.50	(46,000)	2.57	—	—

Outstanding at December 31	185,134	$2.54	180,134	$2.51	126,134	$1.75

Exercisable at December 31	121,220	$2.15	78,355	$1.66	74,490	$1.30

Available for grant at December 31	94,886		99,866		153,866

          Stock options have ten year terms. All options granted in 2006 vest over a three year term. 45,000 options granted in 2006 were to vest over a three year term but were thereafter forfeited.

          The weighted average fair value per share for grants during the years ended December 31, 2006, 2005 and 2004 was $1.61, $1.61 and $1.20, respectively.

          At December 31, 2006, there was $92,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.1 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at December 31, 2006:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.50	30,000	6.0	$0.50	$90,000	30,000	$0.50	$90,000
1.75	10,500	5.8	1.75	18,000	10,500	1.75	18,000
2.50	69,634	7.4	2.50	70,000	55,720	2.50	56,000
3.50	75,000	8.4	3.50	—	25,000	3.50	—

	185,134	7.5	$2.54	$178,000	121,220	$2.15	$164,000

           Intrinsic value represents the excess of market value at December 31, 2006 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2005 was $178,000 and $144,000, respectively. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2004 was $95,000 and $89,000, respectively.

Warrants

          The Company accounts for warrants granted to non-employees under the provisions of Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services.” The fair value of the warrants at the time of issuance was determined using the Black-Scholes option-pricing model. Expenses are recognized over the service terms. No such expenses were recognized during the years ended December 31, 2006, 2005 or 2004.

          Warrant activity and weighted average prices for the three years ended December 31, 2006 is summarized as follows:

	2006		2005		2004

	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at January 1	—	$—	113,256	$13.77	157,006	$10.21
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(43,750)	1.00
Cancelled	—	—	(113,256)	13.77	—	—

Outstanding at December 31	—	$—	—	$—	113,256	$13.77

Exercisable at December 31	—	$—	—	$—	113,256	$13.77

Treasury Stock

          During the years ended December 31, 2006, 2005 and 2004, the Company repurchased 148,609, 263,326 and 111,300 shares, respectively, of its own Common Stock.

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

5. Gain from Technology Settlement

          In February 2004, the Company’s wholly-owned subsidiary, CellularVision Technology & Telecommunications, L.P. (CT&T), received $15 million from a former international licensee in settlement of litigation that CT&T instituted in May 2001.

          In connection with the settlement and as provided under the terms of his 2002 employment agreement, Shant S. Hovnanian, Chairman of the Board and Chief Executive Officer of the Company, received a contingent participation in the proceeds of the settlement in the amount of approximately $2.8 million. In addition, approximately $0.1 million in legal and other closing costs was paid at closing to unaffiliated third parties.These expenses are included in Technology Settlement Expenses for the year ended December 31, 2004 in the accompanying consolidated statement of operations.

6. Commitments and Contingencies

Noncancelable Leases

          At December 31, 2006, future minimum lease payments due under noncancelable leases are as follows:

2007	$444,000
2008	382,000
2009	233,000
2010	138,000
2011	109,000
Thereafter	315,000

$1,621,000

          In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

          Rent expense was approximately $569,000, $496,000 and $491,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Indemnification

          As permitted under Delaware law, the Company’s Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2006.

7. Legal Proceedings

          On May 11, 2006, the Company filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which the Company asserts that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. The suits address technologies now used by Verizon to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. On July 27 and September 12, 2006, these cases were transferred to the United States District Court for the District of New Jersey. Discovery proceedings are presently taking place. There is no trial date set.

On June 2, 2006, the Company filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which the Company asserts that Alltel is infringing two patents. In an amended complaint, the Company asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. The suits address technologies now used by Alltel to transmit television to wireless users over cellular networks and the simultaneous transmission of analog and digital signals within the same band. In October 2006, these two cases were consolidated. Alltel is attempting to have this case transferred to the Eastern District of Arkansas. There has been no decision by the Court on that motion. Discovery proceedings are presently taking place. Trial is scheduled for March 2008 in the Southern District of Florida. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, alleging infringement of the patent used to transmit television to wireless users over cellular networks. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

8. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the years ended December 31, 2006, 2005 and 2004. The development of Wibiki commenced in 2005.

	Year ended December 31, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$834,754	$11,250	$—	$338	$846,342
Depreciation and amortization	135,538	13,270	—	608,745	757,553
Operating loss	(841,216)	(1,641,052)	(709,833)	(3,023,735)	(6,215,836)
Investment income/(loss)	1,523	62	—	599,056	600,641
Other intangible assets	—	34,116	—	—	34,116
Fixed assets	490,111	21,092	—	16,625	527,828
Total assets	650,750	231,939	—	16,253,074	17,135,763

	Year ended December 31, 2005

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$1,037,703	$—	$—	$640	$1,038,343
Depreciation and amortization	111,863	13,986	—	814,834	940,683
Operating loss	(685,062)	(1,739,639)	(835,728)	(2,635,912)	(5,896,341)
Investment income/(loss)	1,231	83	—	(53,711)	(52,397)
Other intangible assets	—	210,143	—	412,768	622,911
Fixed assets	372,165	17,462	—	36,574	426,201
Total assets	549,410	450,007	—	21,461,060	22,460,477

	Year ended December 31, 2004

	F&B	Zargis	Corporate and other	Totals

Revenues from external customers	$913,620	$—	$3,617	$917,237
Depreciation and amortization	90,035	25,589	1,001,135	1,116,759
Operating loss	(716,058)	(2,237,028)	(6,908,087)	(9,861,173)
Investment income/(loss)	2,367	4,751	412,079	419,197
Other intangible assets	—	592,259	825,536	1,417,795
Fixed assets	532,626	20,690	56,524	609,840
Total assets	696,480	768,002	27,217,792	28,682,274

          The Company has no foreign operations. During the years ended December 31, 2006, 2005 and 2004, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 2.

9. Selected Quarterly Data (unaudited)

          Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

	Year ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$219	$209	$210	$208
Selling, general and administrative expenses	863	1,599	699	1,159
Research and development	457	445	482	294
Cost of sales	66	93	71	77
Operating loss	(1,407)	(2,133)	(1,216)	(1,460)
Investment income/(loss)	114	(78)	232	333
Net loss	$(1,293)	$(2,211)	$(984)	$(1,127)
Per share (1):
Basic and diluted	$(0.08)	$(0.14)	$(0.06)	$(0.07)

	Year ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$227	$283	$294	$234
Selling, general and administrative expenses	975	965	981	930
Research and development	327	370	389	711
Cost of sales	77	94	93	81
Operating loss	(1,382)	(1,379)	(1,399)	(1,736)
Investment income/(loss)	282	(1)	151	(484)
Net loss	$(975)	$(1,381)	$(890)	$(2,222)
Per share (1):
Basic and diluted	$(0.06)	$(0.09)	$(0.06)	$(0.14)

(1) Earnings per share is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total for the year.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 2, 2007.

SPEEDUS CORP.

/s/ Shant S. Hovnanian

Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shant S. Hovnanian	Chairman of the Board of Directors,	April 2, 2007
President and Chief Executive Officer
Shant S. Hovnanian

/s/ Thomas M. Finn	Treasurer and Chief Financial and	April 2, 2007
Accounting Officer
Thomas M. Finn

/s/ Vahak S. Hovnanian	Director	April 2, 2007

Vahak S. Hovnanian

/s/ William F. Leimkuhler	Director	April 2, 2007

William F. Leimkuhler

/s/ Jeffrey Najarian	Director	April 2, 2007

Jeffrey Najarian

/s/ Christopher Vizas	Director	April 2, 2007

Christopher Vizas