Form 10-Q
period 2007-03-31
SPEEDUS CORP
filed 2007-05-15
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:           000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9 Desbrosses Street, Suite 402
New York, New York	10013

(Address of principal executive offices)	(Zip Code)

888-773-3669

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of May 11, 2007 was 15,967,640.

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and 2006	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature Page		16

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	17

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	18

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	19

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	20

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8,936,287	$10,204,167
United States Treasury bills	4,988,200	4,990,250
Marketable securities	370,795	354,011
Prepaid expenses and other	187,120	143,654

Total current assets	14,482,402	15,692,082
Property and equipment, net of accumulated depreciation of $485,589 and $444,972	519,630	527,828
Other intangible assets, net of accumulated amortization of $1,137,304 and $1,125,928	22,740	34,116
Other investments	800,000	800,000
Other assets	83,127	81,737

Total assets	$15,907,899	$17,135,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,951	$62,805
Accrued liabilities	927,460	971,055

Total current liabilities	982,411	1,033,860

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,497,973	91,464,119
Treasury stock (at cost; 5,780,884 shares)	(6,083,360)	(6,083,360)
Accumulated deficit	(70,706,627)	(69,496,358)

Stockholders’ equity	14,925,488	16,101,903

Total liabilities and stockholders’ equity	$15,907,899	$17,135,763

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the quarters ended March 31,

	2007	2006

Revenues	$173,319	$219,070

Expenses:
Selling, general and administrative	1,110,261	863,444
Research and development	353,620	457,362
Depreciation and amortization	51,993	238,890
Cost of sales	64,829	65,974

Total operating expenses	1,580,703	1,625,670

Operating loss	(1,407,384)	(1,406,600)

Investment income	197,115	113,906

Net loss	$(1,210,269)	$(1,292,694)

Per share:
Loss per common share - basic and diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding - basic and diluted	15,969,290	16,107,989

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(1,210,269)	(1,292,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,993	238,890
Unrealized investment gains	(16,784)	(87,578)
Stock based compensation	33,854	31,332
Changes in operating assets and liabilities:
Marketable securities	—	472,506
Prepaid expenses and other	(43,466)	20,336
Other assets	(1,390)	13,235
Accounts payable	(7,854)	(43,249)
Accrued liabilities	(43,595)	(66,233)

Net cash used in operating activities	(1,237,511)	(713,455)

Cash flows from investing activities:
Property and equipment additions	(32,419)	(289,115)
United States Treasury bills:
Purchases	(5,000,000)	(4,989,300)
Maturities	5,002,050	—

Net cash used in investing activities	(30,369)	(5,278,415)

Cash flows from financing activities:
Repurchase of stock	—	(33,161)

Net cash used in financing activities	—	(33,161)

Net decrease in cash and cash equivalents	(1,267,880)	(6,025,031)

Cash and cash equivalents, beginning of period	10,204,167	18,563,088

Cash and cash equivalents, end of period	$8,936,287	$12,538,057

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

          The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statements have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s 2006 audited consolidated financial statements and notes thereto on Form 10-K.

          Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Financial statements and principles of consolidation

          The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the quarter ended March 31, 2007, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As a result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006, cash equivalents consisted of money market funds.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2007 and December 31, 2006, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $887,000 and $887,000, unrealized losses since acquisition were $516,000 and $533,000 and the carrying value was $371,000 and $354,000, respectively. At March 31, 2007, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at March 31, 2007.

          Other investments consist of:

	March 31, 2007	December 31, 2006

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At March 31, 2007 and December 31, 2006, there were no securities sold and not purchased.

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

Other Intangible Assets

          At March 31, 2007, other intangible assets consist of medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003 and additional investment in 2004. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization of $1,137,000 at March 31, 2007 is being amortized over a period of three years.

          Amortization expense relating to intangible assets for the three months ended March 31, 2007 and 2006 amounted to $11,000 and $186,000, respectively. The estimated amortization expense for the balance of 2007, the expiration of the remaining useful life of the Company’s intangible assets at March 31, 2007, is $23,000. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three months ended March 31, 2007 and 2006, outstanding stock options and warrants in the aggregate weighted average amount of 2,166,000 and 1,726,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three months ended March 31, 2007 and 2006 was $34,000 and $31,000, respectively.

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

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. Upon adoption of FIN 48 and through March 31, 2007, the Company had no unrecognized tax benefits and, therefore, no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007. As of March 31, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended March 31, 2007.

2.	Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three months ended March 31, 2007 and 2006.

	Three months ended March 31, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$173,319	$—	$—	$—	$173,319
Depreciation and amortization	31,965	3,665	—	16,363	51,993
Operating loss	(195,646)	(505,871)	(67,111)	(638,756)	(1,407,384)
Investment income	412	—	—	196,703	197,115
Other intangible assets	—	22,740	—	—	22,740
Fixed assets	487,661	20,332	—	11,637	519,630
Total assets	646,378	176,904	—	15,084,617	15,907,899

	Three months ended March 31, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$218,732	$—	$—	$338	$219,070
Depreciation and amortization	45,801	2,558	—	190,531	238,890
Operating loss	(377,225)	(399,549)	(199,392)	(430,435)	(1,406,600)
Investment income	475	17	—	113,414	113,906
Other intangible assets	—	127,791	—	309,576	437,367
Fixed assets	609,098	21,285	—	31,587	661,970
Total assets	860,951	338,234	—	19,857,287	21,056,472

          The Company has no foreign operations. During the three months ended March 31, 2007 and 2006, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company’s Report on Form 10-K for the year ended December 31, 2006.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating two stores in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 2, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At March 31, 2007, as a result of continued investment, our ownership interest was approximately 80%.

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

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2006 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the three months ended March 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          Revenues decreased $46,000 from $219,000 for the three months ended March 31, 2006 to $173,000 for the three months ended March 31, 2007. This decrease is primarily the result of a reduction in menu prices at the Company’s first store and a lack of customer acceptance of the F&B format at the second store. We are testing new menu concepts as a solution to customer acceptance.

          Selling, general and administrative expenses increased $247,000 from $863,000 for the three months ended March 31, 2006 to $1,110,000 for the three months ended March 31, 2007. This increase is primarily a result of increases in legal expenses in connection with litigating patent infringement claims.

          Research and development expenses decreased $103,000 from $457,000 for the three months ended March 31, 2006 to $354,000 for the three months ended March 31, 2007. This decrease is primarily a result of a lower level of expenses incurred during 2006 in connection with new wireless initiatives by the Company.

          Depreciation and amortization decreased $187,000 from $239,000 for the three months ended March 31, 2006 to $52,000 for the three months ended March 31, 2007. This decrease is primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovation to one of the F&B Restaurant stores.

          Investment income increased $83,000 from a net gain of $114,000 for the three months ended March 31, 2006 to a net gain of $197,000 for the three months ended March 31, 2006. Realized gains decreased $100,000 from net gains of $100,000 for the three months ended March 31, 2006. There were no trades during the three months ended March 31, 2007. Unrealized gains increased $188,000 from net losses of $171,000 for the three months ended March 31, 2006 to net gains of $17,000 for the three months ended March 31, 2007. Interest income decreased $5,000 from $185,000 for the three months ended March 31, 2006 to $180,000 for the three months ended March 31, 2007. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $1,238,000 for the three months ended March 31, 2007 compared to net cash used in operating activities of $713,000 for the three months ended March 31, 2006. This net increase in cash used in operating activities was primarily the result of a decrease in the sale of marketable securities.

          Net cash used in investing activities was $30,000 for the three months ended March 31, 2007 compared to net cash used in investing activities of $5,278,000 for the three months ended March 31, 2006. This net increase in cash used in investing activities was primarily the result of the maturity of United States Treasury bills during the three months ended March 31, 2007 and an decrease in property and equipment additions.

          Net cash used in financing activities was $33,000 for the three months ended March 31, 2006 as a result of repurchases of treasury stock.

          At March 31, 2007, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,510,000. $333,000 of this amount is due during the remainder of 2007. $382,000, $233,000, $138,000 and $109,000 of this amount is due during the years ending December 31, 2008, 2009, 2010 and 2011, respectively, and $315,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. Upon adoption of FIN 48 and through March 31, 2007, the Company had no unrecognized tax benefits and, therefore, no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007. As of March 31, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at March 31, 2007 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Item 3 to the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

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

SPEEDUS CORP.

Date: May 15, 2007	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer