Form 10-Q
period 2007-06-30
SPEEDUS CORP
filed 2007-08-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of August 6, 2007 was 15,967,640.

SPEEDUS CORP.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signature Page		17

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	18

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$5,321,738	$10,204,167
United States Treasury bills	7,935,010	4,990,250
Marketable securities	535,135	354,011
Prepaid expenses and other	127,558	143,654

Total current assets	13,919,441	15,692,082
Property and equipment, net of accumulated depreciation of $527,313 and $444,972	477,985	527,828
Other intangible assets, net of accumulated amortization of $1,148,680 and $1,125,928	11,364	34,116
Other investments	800,000	800,000
Other assets	83,127	81,737

Total assets	$15,291,917	$17,135,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,911	$62,805
Accrued liabilities	887,327	971,055

Total current liabilities	941,238	1,033,860

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,519,747	91,464,119
Treasury stock (at cost; 5,782,534 and 5,780,884 shares)	(6,085,078)	(6,083,360)
Accumulated deficit	(71,301,492)	(69,496,358)

Stockholders’ equity	14,350,679	16,101,903

Total liabilities and stockholders’ equity	$15,291,917	$17,135,763

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenues	$213,136	$209,069	$386,455	$428,139

Expenses:
Selling, general and administrative	810,437	1,599,428	1,920,698	2,462,872
Research and development	380,641	444,785	734,261	902,147
Depreciation and amortization	53,100	204,503	105,093	443,393
Cost of sales	76,873	93,272	141,702	159,246

Total operating expenses	1,321,051	2,341,988	2,901,754	3,967,658

Operating loss	(1,107,915)	(2,132,919)	(2,515,299)	(3,539,519)

Investment income/(loss)	513,050	(78,257)	710,165	35,649

Net loss	$(594,865)	$(2,211,176)	$(1,805,134)	$(3,503,870)

Per share:
Loss per common share - basic and diluted	$(0.04)	$(0.14)	$(0.11)	$(0.22)

Weighted average common shares outstanding - basic and diluted	15,968,166	16,067,162	15,968,725	16,083,315

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(1,805,134)	$(3,503,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,093	443,393
Unrealized investment (gains)/losses	(345,919)	432,940
Stock based compensation	55,628	547,678
Changes in operating assets and liabilities:
Marketable securities	164,795	213,551
Prepaid expenses and other	16,096	(45,177)
Other assets	(1,390)	27,818
Accounts payable	(8,894)	17,420
Accrued liabilities	(83,728)	(53,806)

Net cash used in operating activities	(1,903,453)	(1,920,053)

Cash flows from investing activities:
Property and equipment additions	(32,498)	(337,696)
United States Treasury bills:
Purchases	(12,944,760)	(9,989,800)
Maturities	10,000,000	5,000,000

Net cash used in investing activities	(2,977,258)	(5,327,496)

Cash flows from financing activities:
Repurchase of stock	(1,718)	(123,936)

Net cash used in financing activities	(1,718)	(123,936)

Net decrease in cash and cash equivalents	(4,882,429)	(7,371,485)

Cash and cash equivalents, beginning of period	10,204,167	18,563,088

Cash and cash equivalents, end of period	$5,321,738	$11,191,603

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

          Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Financial statements and principles of consolidation

          The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the quarter ended June 30, 2007, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As a result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At June 30, 2007 and December 31, 2006, cash equivalents consisted of money market funds.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2007 and December 31, 2006, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $722,000 and $887,000, unrealized losses since acquisition were $187,000 and $533,000 and the carrying value was $535,000 and $354,000, respectively. At June 30, 2007, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at June 30, 2007.

Other investments consist of:

	June 30, 2007	December 31, 2006

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants expiring in 2009 to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At June 30, 2007 and December 31, 2006, there were no securities sold and not purchased.

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

Other Intangible Assets

          At June 30, 2007, other intangible assets consist of medical technology in connection with the acquisition of a controlling interest in Zargis Medical during 2003 and additional investment in 2004. Medical technology, in the aggregate amount of $1,160,000 with accumulated amortization of $1,149,000 at June 30, 2007 is being amortized over a period of three years.

          Amortization expense relating to intangible assets for the three and six months ended June 30, 2007 and 2006 amounted to $11,000, $22,000, $159,000 and $345,000, respectively. The estimated amortization expense for the balance of 2007, the expiration of the remaining useful life of the Company’s intangible assets at June 30, 2007, is $11,000. Amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’ or ‘Research and Development’.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three and six months ended June 30, 2007 and 2006, outstanding stock options and warrants in the aggregate weighted average amount of 2,194,000, 2,180,000, 2,123,000 and 1,926,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 was $22,000, $56,000, $517,000 and $548,000, respectively.

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

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from June 30, 2007. As of June 30, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three and six months ended June 30, 2007.

2.	Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$202,136	$11,000	$—	$—	$213,136
Depreciation and amortization	34,875	1,861	0	16,364	53,100
Operating loss	(202,474)	(369,549)	(94,078)	(441,814)	(1,107,915)
Investment income/(loss)	483	—	—	512,567	513,050
Other intangible assets	—	11,364	—	—	11,364
Fixed assets	452,863	18,472	—	6,650	477,985
Total assets	622,269	87,135	—	14,582,513	15,291,917

	Three months ended June 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$209,069	$—	$—	$—	$209,069
Depreciation and amortization	37,202	3,090	—	164,211	204,503
Operating loss	(447,127)	(439,506)	(174,766)	(1,071,520)	(2,132,919)
Investment income/(loss)	551	41	—	(78,849)	(78,257)
Other intangible assets	—	71,760	—	206,384	278,144
Fixed assets	612,775	25,896	—	26,600	665,271
Total assets	749,924	180,607	—	18,413,432	19,343,963

	Six months ended June 30, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$375,455	$11,000	$—	$—	$386,455
Depreciation and amortization	66,840	5,526	—	32,727	105,093
Operating loss	(398,120)	(875,420)	(161,189)	(1,080,570)	(2,515,299)
Investment income/(loss)	895	—	—	709,270	710,165

	Six months ended June 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$427,801	$—	$—	$338	$428,139
Depreciation and amortization	83,003	5,648	—	354,742	443,393
Operating loss	(644,682)	(828,784)	(371,345)	(1,694,708)	(3,539,519)
Investment income/(loss)	1,026	58	—	34,565	35,649

          The Company has no foreign operations. During the three and six months ended June 30, 2007 and 2006, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At June 30, 2007, as a result of continued investment, our ownership interest was approximately 80%.

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

          The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by March 27, 2007 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. On July 31, 2007, we were informed by the FCC that we had not demonstrated that we were providing “substantial service” on the required date and were granted a waiver to extend the construction and substantial service deadline under the Company’s FCC license renewal to October 6, 2008.

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

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the six months ended June 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

          Revenues decreased $42,000 from $428,000 for the six months ended June 30, 2006 to $386,000 for the six months ended June 30, 2007 and remained approximately the same for the three months ended June 30, 2006 compared to the three months ended June 30, 2007. The decrease for the six month periods is primarily the result of a reduction in menu prices at the Company’s first store and a lack of customer acceptance of the F&B format at the second store. We are testing new menu concepts as a solution to customer acceptance.

          Selling, general and administrative expenses decreased $542,000 from $2,463,000 for the six months ended June 30, 2006 to $1,921,000 for the six months ended June 30, 2007 and decreased $789,000 from $1,599,000 for the three months ended June 30, 2006 to $810,000 for the three months ended June 30, 2007. These decreases are primarily a result of decreases in stock based compensation.

          Research and development expenses decreased $168,000 from $902,000 for the six months ended June 30, 2006 to $734,000 for the six months ended June 30, 2007 and decreased $64,000 from $445,000 for the three months ended June 30, 2006 to $381,000 for the three months ended June 30, 2007. These decreases are primarily a result of a lower level of expenses incurred during 2007 in connection with new wireless initiatives by the Company.

          Depreciation and amortization decreased $338,000 from $443,000 for the six months ended June 30, 2006 to $105,000 for the six months ended June 30, 2007 and decreased $152,000 from $205,000 for the three months ended June 30, 2006 to $53,000 for the three months ended June 30, 2007. These decreases are primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovation to one of the F&B Restaurant stores.

          Investment income increased $674,000 from a net gain of $36,000 for the six months ended June 30, 2006 to a net gain of $710,000 for the six months ended June 30, 2007 and increased $591,000 from a net loss of $78,000 for the three months ended June 30, 2006 to a net gain of $513,000 for the three months ended June 30, 2007. Realized gains decreased $85,000 from net gains of $100,000 for the six months ended June 30, 2006 and to net gains of $15,000 for the six months ended June 30, 2007. Realized gains were $15,000 for the three months ended June 30, 2007. There were no trades during the three months ended June 30, 2006. Unrealized gains increased $779,000 from net losses of $433,000 for the six months ended June 30, 2006 to net gains of $346,000 for the six months ended June 30, 2007 and increased $591,000 from net losses of $262,000 for the three months ended June 30, 2006 to net gains of $329,000 for the three months ended June 30, 2007. Interest income decreased $20,000 from $369,000 for the six months ended June 30, 2006 to $349,000 for the six months ended June 30, 2007 and decreased $15,000 from $183,000 for the three months ended June 30, 2006 to $168,000 for the three months ended June 30, 2007. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was approximately $1,900,000 for both the six months ended June 30, 2007 and 2006. While the net loss for the six month periods decreased by approximately $1,700,000 in 2007, the significant items accounting for this change are decreases in depreciation and amortization and stock based compensation of approximately $300,000 and $500,000, respectively, and an increase in unrealized appreciation of approximately $800,000, all of which are non-cash items.

          Net cash used in investing activities was approximately $3,000,000 for the six months ended June 30, 2007 compared to net cash used in investing activities of approximately $5,300,000 for the six months ended June 30, 2006. This net decrease in cash used in investing activities was primarily the result of a $5,000,000 increase in maturities and a $3,000,000 decrease in purchases of United States Treasury bills and a $300,000 decrease in property and equipment additions during the six months ended June 30, 2007.

          Net cash used in financing activities was $2,000 for the six months ended June 30, 2007 compared to net cash used in financing activities of $124,000 for the six months ended June 30, 2006. This decrease was a result of decreases in repurchases of treasury stock.

          At June 30, 2007, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,399,000. $222,000 of this amount is due during the remainder of 2007. $382,000, $233,000, $138,000 and $109,000 of this amount is due during the years ending December 31, 2008, 2009, 2010 and 2011, respectively, and $315,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $500,000, $300,000 or $200,000 if the license agreement is terminated by the Company before September 2007, September 2009 or September 2011, respectively.

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

          On June 19, 2007, the Company received a letter from the Nasdaq Stock Market informing the Company that it will have 180 days, or until December 17, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which requires the Company to maintain a minimum closing bid price of $1.00 per share. For the 30 consecutive business days prior to June 19, 2007, the bid price of the Company’s common stock closed below $1.00 per share. This letter has no effect on the listing of the Company’s common stock at this time. If at any time before December 17, 2007 the closing bid price of the Company’s common stock is $1.00 or more per share for a minimum of 10 consecutive business days, the Company will have complied with the minimum bid requirement. If the Company is unable to demonstrate compliance with the minimum bid price requirement by December 17, 2007, Nasdaq will notify the Company that its common stock will be delisted from the Nasdaq Stock Market. At that time, the Company may appeal the decision to a Nasdaq Listing Qualifications Panel. The Company is considering all available options in order to maintain its listing on Nasdaq, including seeking shareholder approval for a reverse stock split.

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

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007. As of March 31, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three and six months ended June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at June 30, 2007 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Item 3 to the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

In May 2007, we reached a mutual agreement with Cellco Partnership (d/b/a Verizon Wireless) leading to the dismissal of the two separate complaints that we filed against Verizon Wireless. No financial consideration was paid or received by either party.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2007 - April 30, 2007	0	$—	0	$415,740
May 1, 2007 - May 31, 2007	0	$—	0	$415,740
June 1, 2007 - June 30, 2007	1,650	$1.04	1,650	$414,022
Total	1,650	$1.04	1,650	$414,022

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

SPEEDUS CORP.

Date: August 14, 2007	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Thomas M. Finn

Thomas M. Finn Treasurer and Chief Financial and Accounting Officer