Form 10-Q
period 2007-09-30
SPEEDUS CORP
filed 2007-11-14
CIK 1002520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, par value $.01 per share, as of November 9, 2007 was 15,967,640.

SPEEDUS CORP. INDEX TO FORM 10-Q

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	18

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21
2

SPEEDUS CORP. CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$4,851,678	$10,204,167
United States Treasury bills	5,975,190	4,990,250
Marketable securities	2,139,548	354,011
Prepaid expenses and other	123,211	143,654

Total current assets	13,089,627	15,692,082
Property and equipment, net of accumulated depreciation of $567,289 and $444,972	439,190	527,828
Other intangible assets, net of accumulated amortization of $1,125,928 in 2006	—	34,116
Other investments	800,000	800,000
Other assets	83,127	81,737

Total assets	$14,411,944	$17,135,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,191	$62,805
Accrued liabilities	1,156,759	971,055

Total current liabilities	1,217,950	1,033,860

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 21,750,174 shares issued)	217,502	217,502
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,569,765	91,464,119
Treasury stock (at cost; 5,782,534 and 5,780,884 shares)	(6,085,078)	(6,083,360)
Accumulated deficit	(72,508,195)	(69,496,358)

Stockholders’ equity	13,193,994	16,101,903

Total liabilities and stockholders’ equity	$14,411,944	$17,135,763

The accompanying notes are an integral part of these consolidated financial statements.
3

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Revenues	$191,473	$210,179	$577,928	$638,318

Expenses:
Selling, general and administrative	885,302	699,044	2,806,000	3,161,916
Research and development	524,296	482,199	1,258,557	1,384,346
Depreciation and amortization	51,340	174,272	156,433	617,665
Cost of sales	89,912	70,969	231,614	230,215

Total operating expenses	1,550,850	1,426,484	4,452,604	5,394,142

Operating loss	(1,359,377)	(1,216,305)	(3,874,676)	(4,755,824)

Investment income	152,674	232,460	862,839	268,109

Net loss	$(1,206,703)	$(983,845)	$(3,011,837)	$(4,487,715)

Per share:
Loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.28)

Weighted average common shares outstanding - basic and diluted	15,967,640	16,024,108	15,968,359	16,063,362

The accompanying notes are an integral part of these consolidated financial statements.
4

SPEEDUS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(3,011,837)	$(4,487,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,433	617,665
Unrealized investment (gains)/losses	(347,315)	470,095
Stock based compensation	105,646	552,795
Changes in operating assets and liabilities:
Marketable securities	(1,438,222)	462,529
Prepaid expenses and other	20,443	(1,858)
Other assets	(1,390)	622,728
Accounts payable	(1,614)	18,808
Accrued liabilities	185,704	(221,023)

Net cash used in operating activities	(4,332,152)	(1,965,976)

Cash flows from investing activities:
Property and equipment additions	(33,679)	(381,090)
United States Treasury bills:
Purchases	(18,984,940)	(14,989,300)
Maturities	18,000,000	10,000,000

Net cash used in investing activities	(1,018,619)	(5,370,390)

Cash flows from financing activities:
Repurchase of stock	(1,718)	(131,207)

Net cash used in financing activities	(1,718)	(131,207)

Net decrease in cash and cash equivalents	(5,352,489)	(7,467,573)

Cash and cash equivalents, beginning of period	10,204,167	18,563,088

Cash and cash equivalents, end of period	$4,851,678	$11,095,515

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

                Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Financial statements and principles of consolidation

                The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the quarter ended September 30, 2007, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As a result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents

                The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At September 30, 2007 and December 31, 2006, cash equivalents consisted of money market funds.

United States Treasury bills

                United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

                All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2007 and December 31, 2006, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $2,385,000 and $887,000, unrealized losses since acquisition were $245,000 and $533,000 and the carrying value was $2,140,000 and $354,000, respectively. At September 30, 2007, based upon the fair market value of these securities, 19% was invested in technology companies and 81% was invested in insured bonds.

Other investments

                The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at September 30, 2007.

Other investments consist of:

	September 30, 2007	December 31, 2006

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants expiring in 2009 to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Purchased

                The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At September 30, 2007 and December 31, 2006, there were no securities sold and not purchased.

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

                For the three and nine months ended September 30, 2007 and 2006, outstanding stock options and warrants in the aggregate weighted average amount of 2,164,000, 2,130,000, 2,174,000 and 1,995,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

                Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 was $50,000, $106,000, $5,000 and $553,000, respectively.

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

                Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from September 30, 2007. As of September 30, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three and nine months ended September 30, 2007.

2. Business Segment Information The following table sets forth the Company’s financial performance by reportable operating segment for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$191,473	$—	$—	$—	$191,473
Depreciation and amortization	32,186	2,803	—	16,351	51,340
Operating loss	(185,099)	(515,117)	(215,601)	(443,560)	(1,359,377)
Investment income	435	—	—	152,239	152,674
Other intangible assets	—	—	—	—	—
Fixed assets	414,943	22,584	—	1,663	439,190
Total assets	597,376	62,376	—	13,752,192	14,411,944

	Three months ended September 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$210,179	$—	$—	$—	$210,179
Depreciation and amortization	35,868	3,957	—	134,447	174,272
Operating loss	(177,762)	(430,230)	(274,443)	(333,870)	(1,216,305)
Investment income	—	4	—	232,456	232,460
Other intangible assets	—	45,492	—	103,192	148,684
Fixed assets	617,484	24,757	—	21,612	663,853
Total assets	811,403	38,560	—	17,342,172	18,192,135

	Nine months ended September 30, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$566,928	$11,000	$—	$—	$577,928
Depreciation and amortization	99,026	8,329	—	49,078	156,433
Operating loss	(583,219)	(1,390,537)	(376,790)	(1,524,130)	(3,874,676)
Investment income	1,330	—	—	861,509	862,839

	Nine months ended September 30, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$637,980	$—	$—	$338	$638,318
Depreciation and amortization	118,871	9,605	—	489,189	617,665
Operating loss	(822,444)	(1,259,014)	(645,788)	(2,028,578)	(4,755,824)
Investment income	1,026	62	—	267,021	268,109

                The Company has no foreign operations. During the three and nine months ended September 30, 2007 and 2006, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

3.   Subsequent Event

                In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing agreement involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its ground-breaking heart sound analysis software through the global distribution network of the Littmann brand. The agreement grants 3M a minority equity position in Zargis, following the first sale of Zargis’ software through the 3M distribution channel, and a seat on Zargis’ board of directors.

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

                In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing agreement involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its ground-breaking heart sound analysis software through the global distribution network of the Littmann brand. The agreement grants 3M a minority equity position in Zargis, following the first sale of Zargis’ software through the 3M distribution channel, and a seat on Zargis’ board of directors.

                In February 2003, we acquired a controlling interest in Zargis Medical. At September 30, 2007, as a result of continued investment, our ownership interest was approximately 81%.

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

                Wibiki.  During 2005, our technology resources and experience in wireless broadband enabled us to conceive a new software-based Wibiki initiative to leverage existing Wi-Fi infrastructures to reduce cost and complexity that is now available at www.gobiki.com. The business premise for Wibiki is an advertising platform we call Adbiki. On September 21, 2007, Wibiki launched a new beta service to transform web ads into a usable space by Wibiki members for sharing web content with their friends. We continue to evolve the Wibiki platform beyond its original wireless focus. Adbiki is versatile, can scale to a large user base and is the underpinning for the NetfreeUS proposed service described below.

                NetfreeUs. In March 2007, NetfreeUs, a new wholly-owned subsidiary, asked the FCC for authority to manage a new nationwide Wireless Public Broadband (WPB) network in the 2155-2175 MHz frequency band. NetfreeUS’ Wireless Public Broadband (“WPB”) service will never charge monthly fees. NetfreeUS will coordinate third-party lessees who would own and operate wireless access points (“WAPs”) with no lessee authorized to operate more than 50 WAPs. WPB will promote localism and the provision of advertising and public service messages targeted to local interests and communities, as well as local business and economic development, through ubiquitous coverage provided by small-footprint networks. On August 31, 2007, the FCC issued an Order that dismissed without prejudice the application filed by NetfreeUS and other applicants to provide wireless service. NetfreeUS has filed a Petition for Partial Reconsideration with the FCC requesting a grant of its application and petition for forbearance and has also filed a Notice to Intervene in an action filed by another applicant in the United States Court of Appeals for the District of Columbia.

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

                If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the nine months ended September 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

                Revenues decreased $60,000 from $638,000 for the nine months ended September 30, 2006 to $578,000 for the nine months ended September 30, 2007 and decreased $19,000 from $210,000 for the three months ended September 30, 2006 to $191,000 for the three months ended September 30, 2007. These decreases are primarily the result of a reduction in menu prices at the Company’s first store and a lack of customer acceptance of the F&B format at the second store. We are testing new menu concepts as a solution to customer acceptance.

                Selling, general and administrative expenses decreased $356,000 from $3,162,000 for the nine months ended September 30, 2006 to $2,806,000 for the nine months ended September 30, 2007 and increased $186,000 from $699,000 for the three months ended September 30, 2006 to $885,000 for the three months ended September 30, 2007. The decrease for the nine month periods is primarily a result of decreases in stock based compensation. The increase for the three month periods is primarily a result of the receipt of a withholding tax refund in the 2006 period.

                Research and development expenses decreased $125,000 from $1,384,000 for the nine months ended September 30, 2006 to $1,259,000 for the nine months ended September 30, 2007 and increased $42,000 from $482,000 for the three months ended September 30, 2006 to $524,000 for the three months ended September 30, 2007. The decrease for the nine month periods are primarily a result of a lower level of expenses incurred during the first half of 2007 in connection with new wireless initiatives by the Company with an increase in this activity during the three month periods.

                Depreciation and amortization decreased $462,000 from $618,000 for the nine months ended September 30, 2006 to $156,000 for the nine months ended September 30, 2007 and decreased $123,000 from $174,000 for the three months ended September 30, 2006 to $51,000 for the three months ended September 30, 2007. These decreases are primarily a result of a decrease in amortization of medical technology from the completion of amortization of early tranches of medical technology resulting from the Zargis acquisition, net of an increase as a result of renovation to one of the F&B Restaurant stores.

                Investment income increased $595,000 from a net gain of $268,000 for the nine months ended September 30, 2006 to a net gain of $863,000 for the nine months ended September 30, 2007 and decreased $79,000 from a net gain of $232,000 for the three months ended September 30, 2006 to a net gain of $153,000 for the three months ended September 30, 2007. Realized gains decreased $71,000 from net gains of $139,000 for the nine months ended September 30, 2006 to net gains of $68,000 for the nine months ended September 30, 2007 and increased $14,000 from net gains of $39,000 for the three months ended September 30, 2006 to net gains of $53,000 for the three months ended September 30, 2007. Unrealized gains increased $758,000 from net losses of $470,000 for the nine months ended September 30, 2006 to net gains of $288,000 for the nine months ended September 30, 2007 and decreased $21,000 from net losses of $37,000 for the three months ended September 30, 2006 to net losses of $58,000 for the three months ended September 30, 2007. Interest income decreased $93,000 from $599,000 for the nine months ended September 30, 2006 to $506,000 for the nine months ended September 30, 2007 and decreased $73,000 from $231,000 for the three months ended September 30, 2006 to $158,000 for the three months ended September 30, 2007. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

                The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

                Net cash used in operating activities was approximately $4,300,000 for the nine months ended September 30, 2007 compared to net cash used in operating activities of approximately $2,000,000 for the nine months ended September 30, 2007 and 2006. This increase is primarily a result of a $300,000 increase in net loss after adjustment for non-cash items and a $1,700,000 increase in marketable securities.

                Net cash used in investing activities was approximately $1,000,000 for the nine months ended September 30, 2007 compared to net cash used in investing activities of approximately $5,400,000 for the nine months ended September 30, 2006. This net decrease in cash used in investing activities was primarily the result of a $8,000,000 increase in maturities and a $4,000,000 increase in purchases of United States Treasury bills and a $300,000 decrease in property and equipment additions during the nine months ended September 30, 2007.

                Net cash used in financing activities was $2,000 for the nine months ended September 30, 2007 compared to net cash used in financing activities of $131,000 for the nine months ended September 30, 2006. This decrease was a result of decreases in repurchases of treasury stock.

                At September 30, 2007, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,177,000. $111,000 of this amount is due during the remainder of 2007. $382,000, $233,000, $138,000 and $109,000 of this amount is due during the years ending December 31, 2008, 2009, 2010 and 2011, respectively, and $315,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

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

                Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from September 30, 2007. As of September 30, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 2000. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three and nine months ended September 30, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s financial instruments at September 30, 2007 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

                 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDUS CORP.

Date: November 14, 2007	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer
17