Form 10-K
period 2007-12-31
SPEEDUS CORP
filed 2008-03-31
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______ to _______

Commission file number: 000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9 Desbrosses Street, Suite 402, New York, NY	10013
(Address of Principal Executive Offices)	(Zip code)

(888) 773-3669
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $5,779,000 on June 30, 2007, based on the closing trade price of the Common Stock on the NASDAQ Capital Market on that date.

The number of shares of Common Stock outstanding as of March 15, 2008 was 3,992,372.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which, as of December 31, 2007, is operating one store in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 8, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At December 31, 2007, as a result of continued investment, our ownership interest was approximately 81%.

          In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand. The agreement grants 3M a 10% minority equity position in Zargis, 5% following the first sale of Zargis’ software through the 3M distribution channel and 5% in the event the agreement is renewed after an initial two year term and certain other conditions are met, and a seat on Zargis’ board of directors.

          F&B Güdtfood. We own 90% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%. We have also entered into a management services contract with F&B Güdtfood that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements.

          Broadband Patents.We have accumulated a portfolio of patents that teach and cover the improvement of high-speed wireless communication systems to allow greater information content, reliability, clarity, more efficient use of licensed spectrum as compared to prior systems and other advances. We have 6 domestic patents with expiration dates ranging from 2007 through 2017, with approximately 46 international counterparts in 28 countries. We also have 4 domestic patents pending and 14 patents pending in an additional 3 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that there is great value in our patented technologies, it is a lengthy and expensive process to investigate and pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. In May 2007, we reached a mutual agreement with Verizon Wireless leading to the dismissal of the two separate complaints that we filed against Verizon Wireless. No financial consideration was paid or received by either party.

          On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. In April 2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November 2007, one of the complaints was dismissed with prejudice. A claim interpretation hearing was held on February 22, 2008, however, no order has been entered interpreting the claim at issue. The Court has set the matter for trial during the two-week period commencing on July 18, 2008. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

          Wibiki. During 2005, our technology resources and experience in wireless broadband enabled us to conceive a new software-based Wibiki initiative to leverage existing Wi-Fi infrastructures to reduce cost and complexity that is now available at www.gobiki.com. The business premise for Wibiki is an advertising platform we call Adbiki/Adchooser. On September 21, 2007, Wibiki launched a new beta service to transform web ads into a usable space by Wibiki members for sharing web content with their friends. We continue to evolve the Wibiki platform beyond its original wireless focus. Adbiki is versatile, can scale to a large user base and is the underpinning for the NetfreeUS proposed service described below.

          NetfreeUs. In March 2007, NetfreeUs, a new wholly-owned subsidiary, asked the FCC for authority to manage a new nationwide Wireless Public Broadband (WPB) network in the 2155-2175 MHz frequency band. NetfreeUS’ Wireless Public Broadband (“WPB”) service will never charge monthly fees. NetfreeUS will coordinate third-party lessees who would own and operate wireless access points (“WAPs”) with no lessee authorized to operate more than 50 WAPs. WPB will promote localism and the provision of advertising and public service messages targeted to local interests and communities, as well as local business and economic development, through ubiquitous coverage provided by small-footprint networks. On August 31, 2007, the FCC issued an Order that dismissed without prejudice the application filed by NetfreeUS and other applicants to provide wireless service. NetfreeUS has filed a Petition for Partial Reconsideration with the FCC requesting a grant of its application and petition for forbearance and has also filed a Notice to Intervene in an action filed by another applicant in the United States Court of Appeals for the District of Columbia.The later filing was granted and we are now a party to this proceeding.

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

          The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by March 27, 2007 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. On July 31, 2007, we were informed by the FCC that we had not demonstrated that we were providing “substantial service” on the required date and were granted a waiver to extend the construction and substantial service deadline under the Company’s FCC license renewal to October 6, 2008. In January 2008, we filed a waiver request with the FCC for a limited extension of the deadline for “substantial service” consistent with that filed by the LMDS Coalition, a consortium of license holders and equipment vendors.

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

One-for-four Reverse Stock Split in December 2007

          At our annual meeting of stockholders held on November 20, 2007, we received stockholder approval of a proposal authorizing our Board of Directors, in its discretion, to implement a reverse split of our issued and outstanding shares, as well as treasury shares, at a ratio not to exceed one-for-six. Thereafter, the Board of Directors approved the one-for-four ratio. The one-for-four reverse split took effect with the open of trading on December 3, 2007. The exercise price and the number of shares of common stock issuable under the Company’s outstanding stock options have been proportionately adjusted to reflect the reverse stock split.

          We have retroactively adjusted all share and per share information to reflect the reverse stock split in the consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-K for all periods presented.

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

Employees

          As of March 15, 2008, we had approximately 22 full time employees. We also rely on a number of consultants. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

          We have recorded operating losses and negative operating cash flows in all reporting periods since inception and, at December 31, 2007, had an accumulated deficit of approximately $73.9 million. We believe that we have sufficient liquidity to finance our current level of operations through the 2008 fiscal year. However, we do not expect to have earnings from operations, exclusive of non-cash charges, until such time as we substantially increase our customer base and/or form a strategic alliance for use of our capabilities in the future.

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

Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family, who in the aggregate own approximately 41% of our Common Stock, may have the power acting together to control the direction and future operations of our company.

          Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family in the aggregate own approximately 41% of our outstanding Common Stock at December 31, 2007. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

          The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2007, 2006 and 2005, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $5.96 to $1.40, $8.20 to $4.10 and $11.70 to $4.24, respectively. The closing sale price of our Common Stock was $1.26 on March 15, 2008. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

          On several occasions prior to 2007, we were not in compliance with Marketplace Rules, which require listed companies to maintain a closing bid price equal to or greater than $1.00. In all such cases, we subsequently received notice from the Nasdaq Stock Market that we had regained compliance with Marketplace Rules and the matter was closed.

          On June 19, 2007, we received a letter from the Nasdaq Stock Market informing us that we had 180 days, or until December 17, 2007, to regain compliance with Marketplace Rule 4310(c)(4), which requires us to maintain a minimum closing bid price of $1.00 per share. For the 30 consecutive business days prior to June 19, 2007, the bid price of the Company’s common stock closed below $1.00 per share. If at any time before December 17, 2007 the closing bid price of our common stock was $1.00 or more per share for a minimum of 10 consecutive business days, we will have complied with the minimum bid requirement. At our annual meeting of stockholders held on November 20, 2007, we received stockholder approval of a proposal authorizing our Board of Directors, in its discretion, to implement a reverse split of our issued and outstanding shares, as well as treasury shares, at a ratio not to exceed one-for-six. Thereafter, the Board of Directors approved the one-for-four ratio. The one-for-four reverse split took effect with the open of trading on December 3, 2007. On December 17, 2007, we received notice from the Nasdaq Stock Market that we had regained compliance with Marketplace Rule 4310(c)(4) and the matter was closed.

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

          The success of our product may depend on the ability of health care providers to obtain adequate levels of third-party reimbursement. The amount of reimbursement available may vary. The cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement at adequate levels if they determine that a prescribed device or diagnostic procedure is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. The inadequacy of the reimbursement may have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          All of our properties are leased space. Information on our major locations at December 31, 2007 is presented below:

		Square	Lease	Renewal
Location	Use	footage	expiration	options

New York, NY	Executive and administrative	2,500	2007	None
New York, NY	F&B restaurant	1,300	2009	None
New York, NY	F&B restaurant	1,500	2014	None
New York, NY	Other	3,000	2008	None
Princeton, NJ	Administrative and research	2,500	2009	None
Stamford, CT	Administrative	850	2009	None

ITEM 3. LEGAL PROCEEDINGS

               On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. In May 2007, we reached a mutual agreement with Verizon Wireless leading to the dismissal of the two separate complaints that we filed against Verizon Wireless. No financial consideration was paid or received by either party.

               On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. In April  2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November 2007, one of the complaints was dismissed with prejudice. A claim interpretation hearing was held on February 22, 2008, however, no order has been entered interpreting the claim at issue. The Court has set the matter for trial during the two-week period commencing on July 18, 2008. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At its Annual Meeting of shareholders held on December 20, 2007, the Company submitted the following matters to a vote of its shareholders, all of which were approved:

               1. Election of Directors:

Name of Director	Votes For	Votes Withheld

Shant S. Hovnanian	3,224,742	96,474
Vahak S. Hovnanian	3,168,625	152,591
William F. Leimkuhler	3,235,537	85,679
Jeffrey Najarian	3,235,417	85,799
Christopher Vizas	3,235,417	85,799

               2. Appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions

3,294,197	13,882	13,137

               3. Amendment to the Certificate of Incorporation, as amended, of the Company to enable the Company to implement a reverse stock split of all the issued and outstanding shares, as well as treasury shares, of the Company’s Common Stock at a ratio not to exceed one-for-six:

Votes For	Votes Against	Abstentions

2,931,211	386,575	3,430

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

               Our Common Stock is listed for quotation on the Nasdaq Capital Market and trades under the symbol “SPDE.” The following table sets forth high and low trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale

2007
First quarter	$5.960	$4.600
Second quarter	5.040	2.400
Third quarter	3.520	1.920
Fourth quarter	3.920	1.400

2006
First quarter	$6.720	$4.600
Second quarter	7.040	4.400
Third quarter	5.480	4.080
Fourth quarter	8.200	4.280

          At our annual meeting of stockholders held on November 20, 2007, we received stockholder approval of a proposal authorizing our Board of Directors, in its discretion, to implement a reverse split of our issued and outstanding shares, as well as treasury shares, at a ratio not to exceed one-for-six. Thereafter, the Board of Directors approved the one-for-four ratio. The one-for-four reverse split took effect with the open of trading on December 3, 2007. The exercise price and the number of shares of common stock issuable under the Company’s outstanding stock options have been proportionately adjusted to reflect the reverse stock split.

          On March 15, 2008, the closing trade price of our Common Stock was $1.26 per share. As of December 31, 2007, there were approximately 200 registered shareholders and, to the best of our belief, approximately 3,000 beneficial owners of our Common Stock. During the year ended December 31, 2007, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

          We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Issuer Purchases of Equity Securities

          There were no repurchases by the Company of its own equity securities during the fourth quarter of 2007.

Equity Compensation Plans

          The following table sets forth certain information as of December 31, 2007 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Number of
	securities to be	Weighted
	issued upon	average exercise
	exercise of	price of	Number of
	outstanding	outstanding	securities
	options,	options,	remaining
	warrants and	warrants and	available for
Plan category	rights	rights	further issuance

Equity compensation plans approved by security holders	550,938	$7.84	173,019
Equity compensation plans not approved by security holders

Total	550,938	$7.84	173,019

Performance graph

          The following graph compares the cumulative return on the Company’s Common Stock for the last five years with the Total Return Index for both The Nasdaq Stock Market US (“Nasdaq US”) and Nasdaq Non-Financial Stocks (the “Peer Group”), as prepared for Nasdaq by the Center for Research in Security Prices at the University of Chicago.

          The performance graph assumes (i) $100 was invested on December 31, 2002 and (ii) reinvestment of dividends. Each measurement point on the graph below represents the cumulative stockholder return as measured by the last sale price at the end of each annual period from 2003 through 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,

	2007	2006	2005	2004	2003

	(in thousands, except per share data)
Statement of Operations Data
Revenues	$733	$846	$1,038	$917	$711
Total operating expenses	6,004	7,062	6,934	10,778	7,581

Operating loss	(5,271)	(6,216)	(5,896)	(9,861)	(6,870)
Investment income/(loss)	853	601	(52)	419	(4,520)
Minority interest	—	—	159	508	779
Equity in loss of associated company	—	—	—	—	(93)
Settlement of litigation	—	—	—	15,000	—
Benefit from/(provision for) taxes	—	—	322	(62)	—

Net earnings/(loss)	$(4,418)	$(5,615)	$(5,467)	$6,004	$(10,704)

Per Common Share
Basic earnings/(loss)	$(1.11)	$(1.40)	$(1.35)	$1.48	$(2.60)
Weighted average outstanding	3,992,044	4,012,927	4,045,552	4,061,320	4,124,567

Diluted earnings/(loss)	$(1.11)	$(1.40)	$(1.35)	$1.43	$(2.60)
Weighted average outstanding	3,992,044	4,012,927	4,045,552	4,199,825	4,124,567

	December 31,

	2007	2006	2005	2004	2003

		(in thousands)
Balance Sheet Data
Cash and cash equivalents	$8,845	$10,204	$18,563	$17,741	$19,419
United States Treasury bills	2,997	4,990	—	5,977	—
Working capital	10,919	14,658	18,635	23,329	17,774
Net property and equipment	51	528	426	610	420
Net other intangible assets	—	34	623	1,418	2,042
Net goodwill	—	—	—	—	621
Total assets	13,290	17,136	22,460	28,682	28,510
Minority interest	—	—	—	159	531
Total liabilities	1,437	1,034	1,285	1,673	6,990
Total equity	11,852	16,102	21,176	26,850	20,989

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At December 31, 2007, as a result of continued investment, our ownership interest was approximately 81%.

          In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand. The agreement grants 3M a 10% minority equity position in Zargis, 5% following the first sale of Zargis’ software through the 3M distribution channel and 5% in the event the agreement is renewed after an initial two year term and certain other conditions are met, and a seat on Zargis’ board of directors.

           F&B Güdtfood. We own 90% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%. We have also entered into a management services contract with F&B Güdtfood that will result in direct revenues to us although these revenues will be eliminated on our consolidated financial statements.

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

          On May 11, 2006, we filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which we assert that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. In May 2007, we reached a mutual agreement with Verizon Wireless leading to the dismissal of the two separate complaints that we filed against Verizon Wireless. No financial consideration was paid or received by either party.

          On June 2, 2006, we filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. In  April  2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November  2007, one of the complaints was dismissed with prejudice. A claim interpretation hearing was held on February 22, 2008, however, no order has been entered interpreting the claim at issue. The Court has set the matter for trial during the two-week period commencing on July 18, 2008. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

          Wibiki. During 2005, our technology resources and experience in wireless broadband enabled us to conceive a new software-based Wibiki initiative to leverage existing Wi-Fi infrastructures to reduce cost and complexity that is now available at www.gobiki.com. The business premise for Wibiki is an advertising platform we call Adbiki/Adchooser. On September 21, 2007, Wibiki launched a new beta service to transform web ads into a usable space by Wibiki members for sharing web content with their friends. We continue to evolve the Wibiki platform beyond its original wireless focus. Adbiki is versatile, can scale to a large user base and is the underpinning for the NetfreeUS proposed service described below.

           NetfreeUs. In March 2007, NetfreeUs, a new wholly-owned subsidiary, asked the FCC for authority to manage a new nationwide Wireless Public Broadband (WPB) network in the 2155-2175 MHz frequency band. NetfreeUS’ Wireless Public Broadband (“WPB”) service will never charge monthly fees. NetfreeUS will coordinate third-party lessees who would own and operate wireless access points (“WAPs”) with no lessee authorized to operate more than 50 WAPs. WPB will promote localism and the provision of advertising and public service messages targeted to local interests and communities, as well as local business and economic development, through ubiquitous coverage provided by small-footprint networks. On August 31, 2007, the FCC issued an Order that dismissed without prejudice the application filed by NetfreeUS and other applicants to provide wireless service. NetfreeUS has filed a Petition for Partial Reconsideration with the FCC requesting a grant of its application and petition for forbearance and has also filed a Notice to Intervene in an action filed by another applicant in the United States Court of Appeals for the District of Columbia. The latter filing was granted and we are now a party to this proceeding.

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

          The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by March 27, 2007 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. On July 31, 2007, we were informed by the FCC that we had not demonstrated that we were providing “substantial service” on the required date and were granted a waiver to extend the construction and substantial service deadline under the Company’s FCC license renewal to October 6, 2008. In January 2008, we filed a waiver request with the FCC for a limited extension of the deadline for “substantial service” consistent with that filed by the LMDS Coalition, a consortium of license holders and equipment vendors.

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

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the year ended December 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

          Revenues decreased $113,000 from $846,000 for the twelve months ended December 31, 2006 to $733,000 for the twelve months ended December 31, 2007. This decrease is primarily a result of a reduction in menu prices at the Company’s first store and the lack of customer acceptance of the F&B format at the second store. We closed the second store, with revenues of $262,000 and $325,000 during the years ended December 31, 2007 and 2006, respectively, in December 2007.

          Selling, general and administrative expenses decreased $492,000 from $4,320,000 for the twelve months ended December 31, 2006 to $3,828,000 for the twelve months ended December 31, 2007. This decrease is primarily a result of decreases in stock based compensation in the amount of $503,000, as well as decreases as a result of personnel reductions.

          Research and development expenses decreased $65,000 from $1,678,000 for the twelve months ended December 31, 2006 to $1,613,000 for the twelve months ended December 31, 2007. This decrease is primarily a result of a $231,000 decrease during 2007 in connection with new wireless initiatives by the Company, net of a $165,000 increase as a result of continuing development of Zargis’ medical device technology.

          Depreciation and amortization decreased $492,000 from $758,000 for the twelve months ended December 31, 2006 to $266,000 for the twelve months ended December 31, 2007. This decrease is primarily a result of a decrease in amortization of medical technology in the amount of $142,000 from the completion of amortization of medical technology resulting from the Zargis acquisition and a decrease in amortization of a patent in the amount of $413,000 from the completion of amortization.

          Investment income/(loss) increased $252,000 from a net gain in the amount of $601,000 for the twelve months ended December 31, 2006 to a net gain in the amount of $853,000 for the twelve months ended December 31, 2007. Realized gains decreased $35,000 from net gains of $100,000 for the twelve months ended December 31, 2006 to net gains of $65,000 for the twelve months ended December 31, 2007. Unrealized gains increased $426,000 from net losses of $289,000 for the twelve months ended December 31, 2006 to net gains of $137,000 for the twelve months ended December 31, 2007. Interest income decreased $139,000 from $790,000 for the twelve months ended December 31, 2006 to $651,000 for the twelve months ended December 31, 2007. The decrease in interest income is a result of a lesser amount of funds available for short-term investment. These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

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

          Net cash used in operating activities was $3,310,000 for the year ended December 31, 2007 compared to net cash used in operating activities of $2,900,000 for the year ended December 31, 2006. This net increase in cash used in operating activities is primarily the result of a tax refund received in 2006.

          Net cash provided by investing activities was $1,953,000 for the year ended December 31, 2007 compared to net cash used in investing activities of $5,261,000 for the year ended December 31, 2006. This net increase in cash provided by investing activities is primarily the result of an $11,000,000 increase in maturities, net of a $4,000,000 increase in purchases, of United States Treasury bills.

          Net cash used in financing activities was $2,000 for the year ended December 31, 2007 compared to net cash used in financing activities of $198,000 for the year ended December 31, 2006. This net decrease in cash used in financing activities is a result of a decrease in repurchases of treasury stock.

          At December 31, 2007, the Company’s future minimum lease payments due under noncancelable leases aggregated $1,128,000,  $307,000, $259,000, $138,000, $109,000 and $112,000 is due during the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively, and $203,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

          The Company believes that it has sufficient liquidity to finance its current level of operations and expected capital requirements through the 2008 fiscal year. However, the Company does not expect to have earnings from operations until such time as it successfully commercializes business opportunities under development, substantially increases its customer base and/or forms a strategic alliance for use of its capabilities in the future. We cannot predict when this will occur. We have no material non-cancelable commitments and the amount of future capital funding requirements will depend on a number of factors that we cannot quantify, including the success of our business and the types of services we offer, as well as other factors that are not within our control, including competitive conditions, government regulatory developments and capital costs. The lack of additional capital in the future could have a material adverse effect on the Company’s financial condition, operating results and prospects for growth.

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

          In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB issued proposed FASB Staff Position SFAS 157-a, “Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.” In December 2007, the FASB issued proposed FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for proposed FSP FAS 157-a was January 4, 2008. The comment deadline for FSP FAS 157-b was January 16, 2008. The ultimate outcome of these recent developments is currently unknown. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional and it may be adopted beginning in the first quarter of 2007. The Company is currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

          In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, “Business Combinations”. FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

          In December 2007, the Financial Accounting Standards Board issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. FASB 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FASB No. 160 will have on its consolidated financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at December 31, 2007 consist primarily of cash equivalents and United States Treasury bills, which are subject to interest rate risk, and marketable securities, which are subject to equity price risk.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Management’s Report On Internal Control Over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, for the Company. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

          Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework”issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our management reviewed the results of their assessment with the Audit Committee.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

          The table below sets forth the names, ages and titles of the persons who were Directors and/or executive officers of the Company as of March 15, 2008.

Name	Age	Position

Shant S. Hovnanian	48	Chairman of the Board of Directors,
		President and Chief Executive Officer
Vahak S. Hovnanian	76	Director
William F. Leimkuhler	56	Director
Jeffrey Najarian	49	Director
Christopher Vizas	58	Director
Thomas M. Finn	60	Secretary, Treasurer and Chief Financial Officer
John A. Kallassy	43	Executive Vice President, Chief Executive
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

          Christopher Vizas has served as a Director since July 2001. Mr. Vizas is a principal in the strategic advisory firm of East Wind Partners. He serves as a member of the Boards of several privately held companies. Mr. Vizas’ positions during the 1990s included Chairman of eGlobe, Inc, a turn around company reorganized under Chapter 11 of the Bankruptcy Act, CEO of Quo Vadis International, Managing Director of Kouri Capital Group and its Telecommunications & Technology affiliate, and founder and Vice Chairman of Orion Network Systems. Earlier in his career, he was a founder and part of the management in Trinity Cellular and Asia Pacific Space & Communications. Mr. Vizas served in the White House Office of Telecommunications Policy in the Ford Administration, as Special Counsel to the U.S. Privacy Commission, and on congressional staff.

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

          John A. Kallassy has served as Executive Vice President since September 2000 and Chief Executive Officer of Zargis Medical Corp. since November 2004. In addition to developing and executing Zargis’ business strategy, Mr. Kallassy is also responsible for evaluating new business investment opportunities at Speedus within several business sectors. Prior to his leadership roles at Speedus and Zargis, Mr. Kallassy was a founder and Chief Executive Officer of American Data Consultants, Inc. (ADC), a firm specializing in information services, direct marketing and marketing research. Mr. Kallassy sold ADC to R.L. Polk in 1997 and continued his employment for three years at R.L. Polk as the ADC division president and later as a corporate vice president where he led the product management and analytical consulting groups for a $100 million business unit that was ultimately sold to Equifax Inc. Mr. Kallassy holds a Bachelor of Science Degree in Biochemistry from the State University of New York which was completed at Leeds University in Leeds, England and earned his MBA from the Johnson School of Management at Cornell University.

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

Audit Committee Report

          Management is responsible for the Company’s internal control, consolidated financial statements and the financial reporting process. PricewaterhouseCoopers LLP served as the Company’s independent public accountants in 2007 and is responsible for expressing an opinion on those consolidated financial statements based upon an audit in accordance with auditing standards generally accepted in the United States of America. The Committee’s responsibilities include the monitoring and oversight of these processes.

          The Committee has met and held discussions with management and PricewaterhouseCoopers. The Committee has also reviewed and discussed the 2007 quarterly and annual consolidated financial statements with management and PricewaterhouseCoopers. The Committee has also discussed with PricewaterhouseCoopers matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”, issued by the Auditing Standards Board of the American Institute of Certified Public Accountants.

          PricewaterhouseCoopers has also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and the Committee discussed with PricewaterhouseCoopers that firm’s independence.

          Based upon the Committee’s review and discussion of the 2007 annual consolidated financial statements with management and PricewaterhouseCoopers, the Committee recommended to the Board of Directors that the Company’s audited 2007 consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          The Company’s Directors, executive officers and holders of more than 10% of the outstanding Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Commission and the Company is required to disclose any failure by such persons to file these reports in a timely manner for the 2007 fiscal year. Based solely upon the Company’s review of copies of such reports furnished to it, the Company believes that for the 2007 fiscal year its Directors, executive officers and holders of more than 10% of the outstanding Common Stock complied with all reporting requirements of Section 16(a) under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth the salary and bonus, as well as certain other compensation, paid or accrued to each of the three most highly compensated executive officers of the Company (the “Named Executive Officers”) for the years ended December 31, 2007, 2006 and 2005 in all capacities in which they served. See Employment Agreements.

							Non-
						Non-Equity	qualified
						Incentive	Deferred	All Other
					Option	Plan	Compen-	Compen-
Name and				Stock	Awards	Compen-	sation	sation
Principal Position	Year	Salary	Bonus	Awards	(1)	sation	Earnings	(2)	Total

Shant S. Hovnanian	2007	$275,000	$—	$—	$—	$—	$—	$171,526	$446,526
Chief Executive Officer	2006	268,750	—	—	484,000	—	—	164,780	917,530
	2005	250,000	—	—	—	—	—	158,411	408,411
Thomas M. Finn	2007	$230,625	$—	$—	$—	$—	$—	$—	$230,625
Chief Financial Officer	2006	220,325	—	—	—	—	—	—	220,325
	2005	191,000	—	—	—	—	—	—	191,000
John A. Kallassy	2007	$225,000	$53,000	$—	$—	$—	$—	$—	$278,000
Executive Vice President	2006	225,000	24,000	—	—	—	—	—	249,000
	2005	216,666	12,500	—	69,000	—	—	—	298,166

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

Grants of Plan-Based Awards

          There were no grants of options to purchase Common Stock made to Named Executive Officers during 2007.

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth information regarding the outstanding stock option awards held by the Named Executive Officers as of December 31, 2007. None of the Named Executive Officers have ever received any stock awards.

			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options

	Number of Securities Underlying Unexercised Options

				Option Exercise Price	Option Expiration Date

Name	Exercisable	Unexercisable

Shant S. Hovnanian	1,350	—	—	$3.560	12/2/2008
	62,500	—	—	19.360	6/11/2009
	31,925	—	—	4.000	4/3/2011
	62,500	—	—	4.400	4/25/2012
	100,000	—	—	5.080	8/10/2016
Thomas M. Finn	500	—	—	$3.560	12/2/2008
	5,000	—	—	19.360	6/11/2009
	33	—	—	21.360	4/30/2009
	35	—	—	20.800	5/31/2009
	2,784	—	—	4.000	4/3/2011
	25,000	—	—	4.700	6/10/2013
John Kallassy	56,250	—	—	$12.000	9/5/2010
	28,125	—	—	4.000	4/3/2011
	16,667	8,333	—	6.000	7/15/2015

          For additional information regarding stock options, see “Notes to Consolidated Financial Statements - Note 4, Stockholders’ Equity.”

Option Exercises and Stock Vested

          None of the Named Executive Officers exercised any stock options during 2007 and none of the Named Executive Officers have ever received any stock awards.

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

          Section 162(m) of the Code. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits the deductibility by the Company of compensation paid in any one year to any executive officer named in the Summary Compensation Table to $1,000,000. Option awards under the Stock Incentive Plan made in conformity with the “performance-based” exemption from Section 162(m) will be exempt from the limits of Section 162(m). While the Company’s policy has always been to pursue a strategy of maximizing deductibility of compensation for all of its employees, the Compensation Committee believes it is important to maintain the flexibility to take actions it considers to be in the best interest of the Company and its stockholders, which may be based on considerations in addition to Section 162(m). In 2007, none of the executive officers were paid cash compensation in excess of $1,000,000.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

By the Compensation Committee
of the Board of Directors:
Jeffrey Najarian (Chairman)
Christopher Vizas
William F. Leimkuhler

Compensation of Directors

          The following table sets forth information regarding the cash fees, as well as certain other compensation, paid or accrued to our Directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1) (2)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Vahak S. Hovnanian	$24,000	$—	$3,817	$—	$—	$—	$27,817
William F. Leimkuhler	72,000	—	3,817	—	—	—	75,817
Jeffrey Najarian	24,000	—	3,817	—	—	—	27,817
Christopher Vizas	72,000	—	3,817	—	—	—	75,817

          (1) In determining the aggregate grant date fair value, the stock options were valued using the Black- Scholes option pricing model. For information on the key assumptions used in valuing the options, see “Notes to Consolidated Financial Statements - Note 2, Summary of Significant Accounting Policies - Stock options.”

          (2) At December 31, 2007, Messrs. Hovnanian, Leimkuhler, Najarian and Vizas held stock options in the aggregate amounts of 29,125, 30,063, 25,000 and 22,500, respectively.

          During 2007, our Directors who are not officers or employees (“Non-Employee Directors”) received an annual retainer of $24,000. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000. Mr. Vizas received an additional retainer for services as a Director of two of the Company’s subsidiaries and as the Chairman of the Company’s Governance and Nominating Committee in the aggregate amount of $48,000. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 1,250 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 2,500 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

          We entered into an agreement effective April 1, 2006 with Mr. Shant S. Hovnanian, Chairman and Chief Executive Officer of the Company. The agreement has a three-year term and provides for an annual salary of $275,000. Under the agreement, Mr. Hovnanian is entitled to be considered for an annual performance based bonus targeted at 50% or greater of his base salary, use of a Company apartment and car, a country club membership (which Mr. Hovnanian has not taken) and a $2,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under the new agreement, Mr. Hovnanian was also granted 100,000 options in August 2006 to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

          We entered into an employment agreement effective September 5, 2000 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $175,000, subject to periodic review, and annual bonuses aggregating $50,000 based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 56,250 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 4,688 of these options were fully vested and immediately exercisable at the date of grant. Of the balance, 4,688 options become exercisable each three months after September 5, 2000 and all options are now fully vested and exercisable. In 2005, Mr. Kallassy’s bonus and salary were combined and the aggregate total paid as salary. Thereafter, Mr. Kallassy became entitled to bonuses based upon the achievement of certain agreed upon milestones.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    The following table sets forth information as of March 15, 2008 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a Director or Director nominee of the Company; (iii) each of our executive officers, and (iv) all of our Directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially Owned (1)

Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	811,754	18.0
Vahak W. Hovnanian Asset Trust, the Paris J. Hovnanian Asset Trust and the Charentz J. Hovnanian Asset Trust (4)	390,000	8.7
Vahak S. Hovnanian (5)	726,415	16.1
William F. Leimkuhler (6)	30,063	*
Jeffrey Najarian (7)	25,000	*
Christpher Vizas (8)	22,500	*
Thomas M. Finn (9)	33,352	*
John Kallassy (10)	131,700	2.9
XO Holdings, Inc. (11)	500,000	11.1
All Directors and Executive Officers as a group (total 7 persons)	2,170,783	48.2

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

          (2) Includes options to purchase 258,275 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (3) Includes 34,375 shares of Common Stock owned by Mr. Shant S. Hovnanian’s minor children for which Mr. Hovnanian, as custodian, has sole voting power.

          (4) These shares were donated by Shant S. Hovnanian as gifts to and held in equal portions by (i) the Vahak W. Hovnanian Asset Trust, (ii) the Paris J. Hovnanian Asset Trust and (iii) the Charentz J. Hovnanian Asset Trust (collectively, the “Trusts”), which were established for the benefit of Mr. Hovnanian’s minor children. Mr. Hovnanian’s wife is the trustee of the Trusts.

          (5) Includes options to purchase 29,125 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (6) Includes options to purchase 30,063 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (7) Includes options to purchase 25,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (8) Includes options to purchase 22,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (9) Includes options to purchase 33,352 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

          (10) Includes options to purchase 109,375 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2007 and 2006, the Company paid or accrued $207,000 and $195,000, respectively, for audit fees to PricewaterhouseCoopers LLP.

          Audit - Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2007 and 2006, the Company did not pay or accrue any amounts for audit related fees.

          Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2007 and 2006, the Company paid or accrued $56,000 and $50,000, respectively, for tax fees to PricewaterhouseCoopers LLP.

          All Other Fees represent fees for services rendered other than those described above. For the years ended December 31, 2007 and 2006, the Company did not pay or accrue any amounts for these services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

3.1a	Certificate of Incorporation. (1)

3.1b	Certificate of Amendment to Certificate of Incorporation dated November 28, 2007 (2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

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

14	Code of Ethics for Chief Executive Officer and Senior Finance Officers (6)

21	Subsidiaries of Speedus Corp. (1)

23.1	Consent of PricewaterhouseCoopers LLP (7)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

(1)	Incorporated by reference to the Company’s Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

(2)	Incorporated by reference to the Company’s Form 8-K filed on December 4, 2007.

(3)	Incorporated by reference to the Company’s Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 13, 2005.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2006.

(6)	Incorporated by reference to the Company’s Form 10-K filed on April 2, 2007.

(7)	Filed herewith.

(c) Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Speedus Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for share-based compensation in 2006.

PricewaterhouseCoopers LLP
New York, New York
March 27, 2008

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8,845,358	$10,204,167
United States Treasury bills	2,996,700	4,990,250
Assets held for sale	342,000	—
Marketable securities	92,190	354,011
Prepaid expenses and other	79,623	143,654

Total current assets	12,355,871	15,692,082
Property and equipment, net of accumulated depreciation of $112,353 and $444,972	50,569	527,828
Other intangible assets, net of accumulated amortization of $1,125,928 in 2006	—	34,116
Other investments	800,000	800,000
Other assets	83,127	81,737

Total assets	$13,289,567	$17,135,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,413	$62,805
Accrued liabilities	1,390,803	971,055

Total current liabilities	1,437,216	1,033,860

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value;4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,797,457	91,627,241
Treasury stock (at cost; 1,445,634 and 1,445,221 shares)	(6,085,078)	(6,083,360)
Accumulated deficit	(73,914,408)	(69,496,358)

Stockholders’ equity	11,852,351	16,101,903

Total liabilities and stockholders’ equity	$13,289,567	$17,135,763

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2007	2006	2005

Revenues	$733,213	$846,342	$1,038,343

Expenses:
Selling, general and administrative	3,828,009	4,319,554	3,851,332
Research and development	1,612,872	1,678,139	1,797,315
Depreciation and amortization	265,634	757,553	940,683
Cost of sales	297,439	306,932	345,354

Total operating expenses	6,003,954	7,062,178	6,934,684

Operating loss	(5,270,741)	(6,215,836)	(5,896,341)

Investment income/(loss)	852,691	600,641	(52,397)
Minority interest	—	—	159,294

Loss before benefit from income taxes	(4,418,050)	(5,615,195)	(5,789,444)

Benefit from income taxes	—	—	321,539

Net loss	$(4,418,050)	$(5,615,195)	$(5,467,905)

Per share:
Loss per common share - basic and diluted	$(1.11)	$(1.40)	$(1.35)

Weighted average common shares outstanding - basic and diluted	3,992,044	4,012,927	4,045,552

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2006 and 2007

	Common Stock			Treasury Stock			Total Stockholders’ Equity
			Additional Paid-in-capital			Accumulated Deficit
	Amount	Shares		Amount	Shares

Balance, January 1, 2005	$53,974	5,397,381	$90,708,486	$(5,499,684)	1,342,237	$(58,413,258)	$26,849,518

Exercise of options	406	40,625	162,094				162,500

Stock based compensation			16,992				16,992

Repurchase of common stock				(385,179)	65,832		(385,179)

Net loss						(5,467,905)	(5,467,905)

Balance, December 31, 2005	54,380	5,438,006	90,887,572	(5,884,863)	1,408,069	(63,881,163)	21,175,926

Stock based compensation			739,669				739,669

Repurchase of common stock				(198,497)	37,152		(198,497)

Net loss						(5,615,195)	(5,615,195)

Balance, December 31, 2006	54,380	5,438,006	91,627,241	(6,083,360)	1,445,221	(69,496,358)	16,101,903

Stock based compensation			170,216				170,216

Repurchase of common stock				(1,718)	413		(1,718)

Net loss						(4,418,050)	(4,418,050)

Balance, December 31, 2007	$54,380	5,438,006	$91,797,457	$(6,085,078)	1,445,634	$(73,914,408)	$11,852,351

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(4,418,050)	$(5,615,195)	$(5,467,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,634	757,553	940,683
Unrealized investment (gains)/losses	(136,963)	289,394	402,617
Minority interest	—	—	(159,294)
Stock based compensation	170,216	673,158	16,992
Changes in operating assets and liabilities:
Marketable securities	398,784	531,420	(516,850)
Prepaid expenses and other	64,031	38,354	41,105
Other assets	(57,388)	609,707	61,425
Accounts payable	(16,392)	(5,887)	(247,050)
Accrued liabilities	419,748	(178,293)	(141,861)

Net cash used in operating activities	(3,310,380)	(2,899,789)	(5,070,138)

Cash flows from investing activities:
Property and equipment:
Additions	(40,261)	(270,385)	(26,432)
Dispositions	—	—	64,272
United States Treasury bills:
Purchases	(19,006,450)	(15,000,000)	(14,022,800)
Maturities	21,000,000	10,009,750	20,000,000
Other investments:
Purchases	—	—	(500,000)
Transfer to marketable securities	—	—	600,000

Net cash provided by/(used in) investing activities	1,953,289	(5,260,635)	6,115,040

Cash flows from financing activities:
Repurchase of stock	(1,718)	(198,497)	(385,179)
Proceeds from exercise of options or warrants	—	—	162,500

Net cash used in financing activities	(1,718)	(198,497)	(222,679)

Net increase/(decrease) in cash and cash equivalent	(1,358,809)	(8,358,921)	822,223

Cash and cash equivalents, beginning of period	10,204,167	18,563,088	17,740,865

Cash and cash equivalents, end of period	$8,845,358	$10,204,167	$18,563,088

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan (ZAC), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected murmurs—which are a potential sign of heart disease. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which, as of December 31, 2007, is operating one store in Manhattan. In 2005, we conceived Wibiki, a new software-based initiative that leverages existing Wi-Fi infrastructures to reduce cost and  complexity for users. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation

          The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the year ended December 31, 2007, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

          Companies in which Speedus owns less than 20% of the outstanding voting securities and does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Significant estimates and assumptions include the adeqacy of the calculations related to stock based compensation, other than temporary impairmant of investments and the realizable value of assets held for sale. Actual results could differ from those estimates.

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consisted of money market funds.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007 and 2006, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $489,000 and $887,000, unrealized losses since acquisition were $397,000 and $533,000 and the carrying value was $92,000 and $354,000, respectively. At December 31, 2007, based upon the fair market value of these securities, 100% was invested in technology companies.

Other investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at December 31, 2007.

          Other investments consist of:

	December 31,

	2007	2006

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities sold and not purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not purchased’ represent the value of these securities at fair market value. At December 31, 2007 and 2006, there were no securities sold and not purchased.

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

          During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which has been recorded as assets held for sale.

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

          As of December 31, 2007, the Company has a deferred tax asset of approximately $46.7 million, relating primarily to operating losses. An offsetting valuation allowance of $46.7 million has been established as the Company had no ability to carryback its losses and a limited earnings history. During 2005, the Company recorded a benefit from income taxes in the amount of $322,000 as a result of a tax refund from the filing of amended tax returns.

          A reconciliation of the Company’s effective income tax rate and the federal tax rate is as follows:

	Year ended December 31,

	2007	2006	2005

Statutory rate	(34)%	(34)%	(34)%
Benefit from tax refund	—%	—%	(6)%
Permanent difference: goodwill impairment	—%	—%	—%
State and local income taxes, net of federal benefit	(11)%	(10)%	(10)%
Change in valuation allowance	45%	44%	44%

Effective rate	0%	0%	(6)%

          At December 31, 2007, the Company had net operating loss carryforwards of approximately $98.6 million which expire between 2015 and 2027. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as of and for the year ended December 31, 2007 upon adoption of FIN 48.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the years ended December 31, 2007, 2006 and 2005, outstanding stock options and warrants in the weighted average amounts of 544,000, 471,000 and 459,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Prior to January 1, 2006, the Company accounted for its employee stock options in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, which defines a

“fair value method” of measuring and accounting for compensation expense from employee stock options. FASB 123 also allowed accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the intrinsic value method and adopted the disclosure only provisions of FASB 123. Under APB 25, generally no compensation cost was recognized in the consolidated statement of operations since stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. The following table presents pro forma earnings and earnings per share as if the fair value method of accounting was applied during the year ended December 31, 2005:

Net loss as reported	$(5,467,905)
After tax effect of pro forma compensation	(74,000)

Pro forma net loss	$(5,541,905)

Loss per common share:
Basic and diluted - as reported	$(1.35)

Basic and diluted - pro forma	$(1.37)

          The fair value of these awards on the grant date was estimated using a Black-Scholes option pricing model. Key assumptions used in valuing these options included risk-free interest rates between 2-4%, expected lives of three years and volatility factors between 51-65%.

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the years ended December 31, 2007 and 2006 was $170,000 and $673,000, respectively. For the years ended December 31, 2007 and 2006, as a result of adopting FASB 123R, the net loss increased by these amounts and both basic and diluted loss per share increased $0.04 and $0.17, respectively.

          The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for both Speedus and Zargis are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility between 60% to 145% has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience ranging between six and seven years. The risk-free interest rates between 4% to 5% is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Estimated forfeiture rates are based on historical experience.

Recent Accounting Pronouncements

          There have been no recent accounting pronouncements which upon future adoption would have an effect on the Company’s results of operations or financial position, except as disclosed below.

          In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB issued proposed FASB Staff Position SFAS 157-a, “Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.” In December 2007, the FASB issued proposed FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The comment deadline for proposed FSP FAS 157-a was January 4, 2008. The comment deadline for FSP FAS 157-b was January 16, 2008. The ultimate outcome of these recent developments is currently unknown. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional and it may be adopted beginning in the first quarter of 2007. The Company is currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.

          In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, “Business Combinations”. FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

          In December 2007, the Financial Accounting Standards Board issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. FASB 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FASB No. 160 will have on its consolidated financial condition or results of operations.

3. Property and Equipment

          Property and equipment consists of the following:

	December 31,

	2007	2006

Leasehold improvements	$88,831	$617,125
Office equipment	74,091	355,675

	162,922	972,800
Less accumulated depreciation	(112,353)	(444,972)

Property and equipment	$50,569	$527,828

          Depreciation expense was $232,000, $169,000 and $146,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, General and Administrative’, ‘Research and Development’ or ‘Cost of Sales’.

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

          See Note 1 for information on the Company’s accounting policy for stock options.

          Aggregate stock option activity and weighted average prices under both Plans for the three years ended December 31, 2007 is summarized as follows:

	2007		2006		2005

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	540,365	$8.28	431,615	$9.28	444,740	$9.48
Granted	19,550	3.63	112,250	5.08	52,500	5.80
Exercised	—	—	—	—	(40,625)	4.00
Expired	(7,750)	28.13	(1,250)	60.00	—	—
Forfeited	(1,227)	14.33	(2,250)	5.40	(25,000)	14.36

Outstanding at December 31	550,938	$7.84	540,365	$8.28	431,615	$9.28

Exercisable at December 31	536,028	$7.91	510,809	$8.44	383,850	$9.72

Available for grant at December 31	173,019		183,592		292,342

Weighted average fair value per share of grants during year		$2.71		$4.60		$2.72

          Stock options generally have ten year term; however, 2,050 options granted in 2007 have five year terms. 12,050 options granted in 2007, are immediately exercisable. 7,500 options granted in 2007 vest over a two year term.

           At December 31, 2007, there was $64,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 0.8 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at December 31, 2007:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$3.30 - 4.00	107,896	3.9	$3.76	$—	107,896	$3.76	$—
4.28 - 8.32	299,550	6.8	5.24	—	284,640	5.22	—
9.08 - 19.36	140,875	1.8	15.65	—	140,875	15.65	—
20.80 - 21.36	117	1.4	21.07	—	117	21.07	—
55.00	2,500	2.2	55.00	—	2,500	55.00	—

	550,938	5.0	$7.84	$—	536,028	$7.91	$—

          Intrinsic value represents the excess of market value at December 31, 2007 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2006 and 2005 was $128,000 and $104,000, respectively.

          (b) In February 2002, the Board of Directors of Zargis Medical Corp. approved the Zargis 2002 Stock Option Plan and reserved 280,000 shares of Zargis common stock for issuance under the plan. In May 2007, the Board of Directors reserved an additional 120,000 shares for issuance under the plan. The Zargis 2002 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. To date, there have been no options exercised under the Zargis 2002 Plan.

          Zargis’ accounting policy for stock options is the same as the Company’s. See Note 1.

          Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the three years ended December 31, 2007 is summarized as follows:

	2007		2006		2005

	Options	Price	Options	Price	Options	Price

Outstanding at January 1	185,134	$2.54	180,134	$2.51	126,134	$1.75
Granted	142,024	3.50	50,000	3.50	100,000	3.50
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	(17,000)	2.71	(45,000)	3.50	(46,000)	2.57

Outstanding at December 31	310,158	$2.97	185,134	$2.54	180,134	$2.51

Exercisable at December 31	148,134	$2.39	121,220	$2.15	78,355	$1.66

Available for grant at December 31	89,842		94,886		99,866

Weighted average fair value per share of grants during year		$2.12		$1.61		$1.61

          Stock options have ten year terms. 16,000 and 126,024 options granted in 2007 vest over two and three year terms, respectively.

          At December 31, 2007, there was $242,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.9 years.

          The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at December 31, 2007:

	Stock options outstanding				Stock options exercisable

Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value

$0.50	30,000	5.0	$0.50	$90,000	30,000	$0.50	$90,000
1.75	8,500	4.8	1.75	15,000	8,500	1.75	15,000
2.50	59,634	6.4	2.50	60,000	59,634	2.50	60,000
3.50	212,024	8.6	3.50	—	50,000	3.50	—

	310,158	7.7	$2.97	$165,000	148,134	$2.39	$165,000

          Intrinsic value represents the excess of market value at December 31, 2007 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2006 was $178,000 and $164,000, respectively. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2005 was $178,000 and $144,000, respectively.

Zargis Medical

          In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand. The agreement grants 3M a 10% minority equity position in Zargis, 5% following the first sale of Zargis’ software through the 3M distribution channel and 5% in the event the agreement is renewed after an initial two year term and certain other conditions are met, and a seat on Zargis’ board of directors.

          Under the provisions of Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services”, the fair value of the equity interests will be recognized as an expense over a period of time when the requisite conditions are met.

Warrants

          The Company accounts for warrants granted to non-employees under the provisions of Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services.” The fair value of the warrants at the time of issuance was determined using the Black-Scholes option-pricing model. Expenses are recognized over the service terms. No significant expenses were recognized during the years ended December 31, 2007, 2006 or 2005.

          28,314 warrants with a weighted average exercise price of $55.08 per share outstanding at January 1, 2005 were cancelled during the year ended December 31, 2005. There were no significant warrants issued during the years ended December 31, 2007 or 2006.

Treasury Stock

          During the years ended December 31, 2007, 2006 and 2005, the Company repurchased 413 shares, 37,152 shares and 65,832 shares, respectively, of its own Common Stock.

Stockholder Rights Plan

          On January 11, 2001, the Company’s Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of four rights for each share of the Company’s Common Stock.

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

          If any person becomes the beneficial owner of 17% or more of the Company’s Common Stock, then each right not owned by a 17% or more stockholder or certain related parties will entitle its holder to purchase, at the right’s then-current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the right’s exercise price. In addition, if, after any person has become a 17% or more stockholder, the Company is involved in a merger or other business combination transaction with 42 another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then-current exercise price, shares of common stock of such other person having a value of twice the right’s exercise price.

          The Company will generally be entitled to redeem the rights at $.01 per right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 17% or more of the Company’s common stock. The rights will expire on January 26, 2011.

5. One-for-four Reverse Stock Split

          At its annual meeting of stockholders held on November 20, 2007, the Company received stockholder approval of a proposal authorizing the Company’s Board of Directors, in its discretion, to implement a reverse split of the Company’s issued and outstanding shares, as well as treasury shares, at a ratio not to exceed one-for-six. Thereafter, the Board of Directors approved the one-for-four ratio. The one-for-four reverse split took effect with the open of trading on December 3, 2007. The exercise price and the number of shares of common stock issuable under the Company’s outstanding stock options have been proportionately adjusted to reflect the reverse stock split.

          The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-K, for all periods presented.

6. Commitments and Contingencies

Noncancelable Leases

          At December 31, 2007, future minimum lease payments due under noncancelable leases are as follows:

2008	$307,000
2009	259,000
2010	138,000
2011	109,000
2012	112,000
Thereafter	203,000

$1,128,000

          In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

          Rent expense was approximately $513,000, $569,000 and $496,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Indemnification

          As permitted under Delaware law, the Company’s Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2007.

7. Legal Proceedings

          On May 11, 2006, the Company filed two separate complaints against Cellco Partnership (d/b/a Verizon Wireless) in United States District Court in the Southern District of Florida, in which the Company asserts that Verizon Wireless is infringing two patents. Verizon Wireless is a joint venture of Verizon Communications Inc. and Vodafone Group PLC. In May 2007, the Company reached a mutual agreement with Verizon Wireless leading to the dismissal of the two separate complaints that the Company filed against Verizon Wireless. No financial consideration was paid or received by either party.

          On June 2, 2006, the Company filed two separate complaints against Alltel Corp. in United States District Court in the Southern District of Florida, in which the Company asserts that Alltel is infringing two patents. In an amended complaint, the Company asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corp. In  April  2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November 2007, one of the complaints was dismissed with prejudice. A claim interpretation hearing was held on February 22, 2008, however, no order has been entered interpreting the claim at issue. The Court has set the matter for trial during the two-week period commencing on July 18, 2008. A separate lawsuit was commenced in

October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. The All Wireless litigation has been stayed pending the completion of the claim construction process in the Alltel litigation.

8. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$722,213	$11,000	$—	$—	$733,213
Depreciation and amortization	203,107	11,786	—	50,741	265,634
Operating loss	(922,957)	(1,909,911)	(471,817)	(1,966,056)	(5,270,741)
Investment income/(loss)	1,690	—	—	851,001	852,691
Other intangible assets	—	—	—	—	—
Fixed assets	28,649	21,920	—	—	50,569
Total assets	473,078	125,095	—	12,691,394	13,289,567

	Year ended December 31, 2006

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$834,754	$11,250	$—	$338	$846,342
Depreciation and amortization	135,538	13,270	—	608,745	757,553
Operating loss	(841,216)	(1,641,052)	(709,833)	(3,023,735)	(6,215,836)
Investment income/(loss)	1,523	62	—	599,056	600,641
Other intangible assets	—	34,116	—	—	34,116
Fixed assets	490,111	21,092	—	16,625	527,828
Total assets	650,750	231,939	—	16,253,074	17,135,763

	Year ended December 31, 2005

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$1,037,703	$—	$—	$640	$1,038,343
Depreciation and amortization	111,863	13,986	—	814,834	940,683
Operating loss	(685,062)	(1,739,639)	(835,728)	(2,635,912)	(5,896,341)
Investment income/(loss)	1,231	83	—	(53,711)	(52,397)
Other intangible assets	—	210,143	—	412,768	622,911
Fixed assets	372,165	17,462	—	36,574	426,201
Total assets	549,410	450,007	—	21,461,060	22,460,477

          The Company has no foreign operations. During the years ended December 31, 2007, 2006 and 2005, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 2.

9. Selected Quarterly Data (unaudited)

          Quarterly financial information is summarized in the table below (amounts in thousands, except per share amounts):

	Year ended December 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$173	$213	$191	$156
Selling, general and administrative expenses	1,110	810	885	1,023
Research and development	354	381	525	353
Cost of sales	64	77	90	66
Operating loss	(1,407)	(1,108)	(1,359)	(1,397)
Investment income/(loss)	197	513	153	(10)
Net loss	$(1,210)	$(595)	$(1,207)	$(1,406)
Per share (1):
Basic and diluted	$(0.30)	$(0.15)	$(0.30)	$(0.35)

	Year ended December 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$219	$209	$210	$208
Selling, general and administrative expenses	863	1,599	699	1,159
Research and development	457	445	482	294
Cost of sales	66	93	71	77
Operating loss	(1,407)	(2,133)	(1,216)	(1,460)
Investment income/(loss)	114	(78)	232	333
Net loss	$(1,293)	$(2,211)	$(984)	$(1,127)
Per share (1):
Basic and diluted	$(0.32)	$(0.55)	$(0.25)	$(0.28)

(1) Earnings per share is computed separately for each period. Therefore, the sum of the quarterly per share amounts may differ from the total for the year.

10. Subsequent Event

           In March 2008, the Company invested $1,000,000 for a controlling equity interest in a new company that was formed to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 2008.

SPEEDUS CORP.

/s/ Shant S. Hovnanian

Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shant S. Hovnanian	Chairman of the Board of Directors,	March 31, 2008
President and Chief Executive Officer
Shant S. Hovnanian

/s/ Thomas M. Finn	Treasurer and Chief Financial and	March 31, 2008
Accounting Officer
Thomas M. Finn

/s/ Vahak S. Hovnanian	Director	March 31, 2008

Vahak S. Hovnanian

/s/ William F. Leimkuhler	Director	March 31, 2008

William F. Leimkuhler

/s/ Jeffrey Najarian	Director	March 31, 2008

Jeffrey Najarian

/s/ Christopher Vizas	Director	March 31, 2008

Christopher Vizas