Form 10-Q
period 2008-03-31
SPEEDUS CORP
filed 2008-05-15
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 12, 2008 was 3,988,805.

SPEEDUS CORP.
INDEX TO FORM 10-Q

	PART I — FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signature Page		18

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002		19

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002		20

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002		21

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002		22

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$10,351,634	$8,845,358
United States Treasury bills	—	2,996,700
Due from broker	1,928,650	—
Marketable securities	42,086	92,190
Accounts receivable and other	321,890	79,623
Assets held for sale	—	342,000

Total current assets	12,644,260	12,355,871
Property and equipment, net of accumulated depreciation of $120,050 and $112,353	76,938	50,569
Other investments	800,000	800,000
Other intangible assets	584,400	—
Other assets	104,524	83,127

Total assets	$14,210,122	$13,289,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,506	$46,413
Accrued liabilities	959,231	1,390,803
Securities sold and not yet purchased	1,938,950	—
Current portion of redeemable preferred stock	354,700	—

Total current liabilities	3,337,387	1,437,216

Redeemable preferred stock ($.0001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	354,700	—

Total liabilities	3,692,087	1,437,216

Commitments and Contingencies

Stockholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in-capital	91,834,336	91,797,457
Treasury stock (at cost; 1,449,201 and 1,445,634 shares)	(6,089,906)	(6,085,078)
Accumulated deficit	(75,280,775)	(73,914,408)

Stockholders’ equity	10,518,035	11,852,351

Total liabilities and stockholders’ equity	$14,210,122	$13,289,567

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the quarters ended March 31,

	2008	2007

Revenues	$120,234	$173,319

Expenses:
Selling, general and administrative	718,126	1,110,261
Research and development	494,212	353,620
Depreciation and amortization	293,697	51,993
Cost of sales	36,105	64,829

Total operating expenses	1,542,140	1,580,703

Operating loss	(1,421,906)	(1,407,384)

Investment income	55,539	197,115

Net loss	$(1,366,367)	$(1,210,269)

Per share:
Loss per common share - basic and diluted	$(0.34)	$(0.30)

Weighted average common shares outstanding - basic and diluted	3,991,946	3,992,323

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(1,366,367)	$(1,210,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,697	51,993
Unrealized investment (gains)/losses	244,079	(16,784)
Stock based compensation	36,879	33,854
Changes in operating assets and liabilities, net of acquisition:
Due from broker	(1,928,650)	—
Accounts receivable and other	(51,267)	(43,466)
Other assets	320,537	(1,390)
Accounts payable	38,093	(7,854)
Accrued liabilities	(431,572)	(43,595)
Securities sold and not yet purchased	1,744,975	—

Net cash used in operating activities	(1,385,596)	(1,237,511)

Cash flows from investing activities:
Property and equipment additions	—	(32,419)
United States Treasury bills:
Purchases	—	(5,000,000)
Maturities	2,996,700	5,002,050

Net cash provided by/(used in) investing activities	2,996,700	(30,369)

Cash flows from financing activities:
Redemption of preferred stock	(100,000)	—
Repurchase of stock	(4,828)	—

Net cash used in financing activities	(104,828)	—

Net decrease in cash and cash equivalents	1,506,276	(1,267,880)

Cash and cash equivalents, beginning of period	8,845,358	10,204,167

Cash and cash equivalents, end of period	$10,351,634	$8,936,287

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets	$191,000
Non current assets	34,000
Other intangible assets	584,400
Less-liabilities assumed:
Total liabilities	(809,400)

Cash paid	—
less-cash acquired	—

Acquisition of business, net of cash acquired	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

          The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s 2007 audited consolidated financial statements and notes thereto on
Form 10-K.

          Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki's business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see “Note 4, Business Segment Information.”

Financial Statements and Principles of Consolidation

          The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the three months ended March 31, 2008, F&B Güdtfood and Zargis Medical continued to generate losses which, during 2005, reduced the minority interest balance to zero. As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

          Companies in which Speedus owns less than 20% of the outstanding voting securities and does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the calculations related to stock based compensation, other than temporary impairment of investments and the realizable value of assets held for sale. Actual results could differ from those estimates.

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, cash equivalents consisted of money market funds.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2008 and December 31, 2007, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $489,000 and $489,000, unrealized losses since acquisition were $447,000 and $397,000 and the carrying value was $42,000 and $92,000, respectively. At March 31, 2008, based upon the fair market value of these securities, 100% was invested in technology companies.

Other Investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at March 31, 2008.

          Other investments consist of:

	March 31, 2008	December 31, 2007

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Yet Purchased

          The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not yet purchased’ represent the value of these securities at fair market value. At March 31, 2008, the Company had sold securities it had not yet purchased. The aggregate proceeds were $1,745,000, unrealized losses since acquisition were $194,000 and the market value of the securities was $1,939,000. At March 31, 2008, based upon the fair market value of these securities, 100% was invested in financial services companies. At December 31, 2007, there were no securities sold and not yet purchased.

Due From Broker

          In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At March 31, 2008, restricted cash balances in the amounts of $1,929,000 were held by brokerage firms. At December 31, 2007, there were no restricted cash balances.

Concentrations of Credit Risk

          Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of cash equivalents, due from broker and marketable securities. These instruments are potentially subject to concentrations of credit risk but the Company believes that this risk is limited due to diversification and investments being made in investment grade securities.

          The Company has also sold publicly traded equity securities that it does not own in anticipation of declines in the fair market values of the securities. When the Company sells securities that it does not own, it must borrow the securities it sold in order to deliver them and settle the trades. Thereafter, the Company must buy the securities and deliver them to the lender of the securities. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.

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

          During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which has been recorded as assets held for sale. In April 2008, as a result of the landlord not agreeing to the proposed sale and terminating the lease effective May 2008, the Company has recorded an additional loss in the amount of $342,000.

Revenue Recognition

           Revenues from F&B Güdtfood’s operations are recorded on a cash basis.

Research and Development

          Research and development costs are expensed as incurred.

Earnings Per Share

           Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          For the three months ended March 31, 2008 and 2007, outstanding stock options in the aggregate weighted average amount of 551,000 and 542,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three months ended March 31, 2008 and 2007 was $37,000 and $34,000, respectively.

           The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for both Speedus and Zargis are evaluated and revised, as necessary, to reflect market conditions and experience. For the three months ended March 31, 2008, key assumptions used in valuing these options included a risk-free interest rate of 3%, an expected life of six years and a volatility factor of 106%. For the three months ended March 31, 2007, key assumptions used in valuing these options included a risk-free interest rate of 5%, expected lives between five and six years and a volatility factor of 145%.

Recent Accounting Pronouncements

          There have been no recent accounting pronouncements which upon future adoption would have an effect on the Company’s results of operations or financial position, except as disclosed below.

          In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional. The Company has not elected to adopt the fair value option of FASB 159.

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

2. Acquisition

          On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000. In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.

           This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The acquisition has been preliminarily allocated as follows pending management’s final valuation of the fair value of the net assets acquired as of the acquisition date: $191,000 to current assets, $34,000 to non current assets, $584,000 to other intangible assets and $(809,000) to liabilities. An aggregate of $584,000 has been allocated as an intangible asset (reflecting intellectual property assets of DDC) and is being amortized over a period of seven years.

           In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $50,000 and $70,000 during the years ended December 31, 2008 and 2009, respectively, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its March 31, 2008 consolidated balance sheet.

3. Stockholders’ Equity

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

          The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-Q, for all periods presented.

4. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three months ended March 31, 2008 and 2007.

	Three months ended March 31, 2008

	F&B	Zargis	Wibiki	DDC	Corporate and other	Totals

Revenues from external customers	$120,234	$—	$—	$—	$—	$120,234
Depreciation and amortization	290,085	3,612	0	0	0	293,697
Operating loss	(382,353)	(525,203)	(169,742)	(22,840)	(321,768)	(1,421,906)
Investment income	0	0	0	0	55,539	55,539
Other intangible assets	0	0	0	584,400	0	584,400
Fixed assets	24,629	18,309	0	34,000	0	76,938
Total assets	144,995	162,933	0	1,706,560	12,195,634	14,210,122

	Three months ended March 31, 2007

	F&B	Zargis	Wibiki	Corporate and other	Totals

Revenues from external customers	$173,319	$—	$—	$—	$173,319
Depreciation and amortization	31,965	3,665	0	16,363	51,993
Operating loss	(195,646)	(505,871)	(67,111)	(638,756)	(1,407,384)
Investment income	412	0	0	196,703	197,115
Other intangible assets	0	22,740	0	0	22,740
Fixed assets	487,661	20,332	0	11,637	519,630
Total assets	646,378	176,904	0	15,084,617	15,907,899

          The Company has no foreign operations. During the three months ended March 31, 2008 and 2007, the Company did not have sales to any individual customer greater than 10% of total Company revenues. The Company’s accounting policies for segments are the same as those described in Note 1.

          DDC was acquired in March 2008 and had no significant operations during the three months ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company’s Report on Form 10-K for the year ended December 31, 2007.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. In 2005, we conceived Wibiki, a new software-based wireless network that leverages existing Wi-Fi infrastructures to reduce cost, complexity and risk for users when accessing the Internet wirelessly. Wibiki’s business model will employ a user opt-in advertising service we call AdChooser to generate revenues that keep Wibiki services free to users. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 4, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At March 31, 2008, as a result of continued investment, our ownership interest was approximately 81%.

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

          DDC. In March 2008, we invested $1,000,000 and obtained a 75% equity interest in Density Dynamics Corporation. DDC is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

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

          Broadband Patents. We have accumulated a portfolio of patents that teach and cover the improvement of high-speed wireless communication systems to allow greater information content, reliability, clarity, more efficient use of licensed spectrum as compared to prior systems and other advances. We have 6 domestic patents, 5 of which have expiration dates ranging through 2017 and 1 of which has expired, with approximately 46 international counterparts in 28 countries. We also have 4 domestic patents pending and 14 patents pending in an additional 3 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that there is great value in our patented technologies, it is a lengthy and expensive process to investigate and pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

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

          The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” On March 7, 2007, we filed a notification that we are providing “substantial service” in accordance with FCC standards. On March 27, 2007, out of an abundance of caution, we requested a contingent waiver and an extension of time until March 27, 2010 to demonstrate “substantial service,” to the extent our earlier demonstration is not deemed compliant with FCC standards. On July 31, 2007, we were informed by the FCC that we had not demonstrated that we were providing “substantial service” on the required date and were granted a waiver to extend the construction and substantial service deadline under the Company’s FCC license renewal to October 6, 2008. In January 2008, we filed a waiver request with the FCC for a limited extension of the deadline for “substantial service” consistent with that filed by the LMDS Coalition, a consortium of license holders and equipment vendors. In April 2008, we were granted a waiver to extend the construction and substantial service deadline under the Company’s FCC license renewal to June 1, 2012.

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

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-Q and Note 2 to our consolidated financial statements included in our 2007 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Financial instruments. Our financial instruments consist primarily of cash equivalents, due from broker, marketable securities and securities sold and not purchased. The carrying value of cash equivalents and due from broker approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Securities sold and not repurchased are also carried at the fair market value of the securities. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

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

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the three months ended March 31, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

          Revenues decreased $53,000 from $173,000 for the three months ended March 31, 2007 to $120,000 for the three months ended March 31, 2008. This decrease is primarily the result of the closing of one F&B store, with revenues of $61,000 for the three months ended March 31, 2007, in December 2007.

          Selling, general and administrative expenses decreased $392,000 from $1,110,000 for the three months ended March 31, 2007 to $718,000 for the three months ended March 31, 2008. This decrease is primarily a result of decreases in legal expenses in connection with litigating patent infringement claims in the corporate segment and the closing of one F&B store in December 2007.

          Research and development expenses increased $140,000 from $354,000 for the three months ended March 31, 2007 to $494,000 for the three months ended March 31, 2008. This increase is primarily a result of increases in connection with new wireless initiatives by the Company in the Wibiki segment and continuing development of Zargis’ medical device technology.

          Depreciation and amortization increased $242,000 from $52,000 for the three months ended March 31, 2007 to $294,000 for the three months ended March 31, 2008. This increase is primarily a result of a $286,000 loss on the fixed asset component of F&B assets held for sale during the 2008 period.

          Investment income decreased $141,000 from a net gain of $197,000 for the three months ended March 31, 2007 to a net gain of $56,000 for the three months ended March 31, 2008 in the corporate segment. Realized gains were $205,000 for the three months ended March 31, 2008. There were no trades during the three months ended March 31, 2007. Unrealized gains decreased $261,000 from net gains of $17,000 for the three months ended March 31, 2007 to net losses of $244,000 for the three months ended March 31, 2008. Interest income decreased $85,000 from $180,000 for the three months ended March 31, 2007 to $95,000 for the three months ended March 31, 2008. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $1,386,000 for the three months ended March 31, 2008 compared to net cash used in operating activities of $1,238,000 for the three months ended March 31, 2007. This net increase in cash used in operating activities was primarily the result of a reduction in accrued liabilities.

          Net cash provided by investing activities was $2,997,000 for the three months ended March 31, 2008 compared to net cash used in investing activities of $30,000 for the three months ended March 31, 2007. This net increase in cash provided by investing activities was primarily the result of a net increase in maturities of United States Treasury bills during the three months ended March 31, 2008 and an decrease in property and equipment additions.

          Net cash used in financing activities was $105,000 for the three months ended March 31, 2008 as a result of the redemption of preferred stock and repurchases of treasury stock.

          At March 31, 2008, the Company’s future minimum lease payments due under non-cancelable leases aggregated $1,051,000. $230,000 of this amount is due during the remainder of 2008. $259,000, $138,000, $109,000 and $112,000 of this amount is due during the years ending December 31, 2009, 2010, 2011 and 2012, respectively, and $203,000 is payable thereafter. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

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

           In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities hat are recognized at fair value on a nonrecurring basis. The Company does not expect adoption of FASB No. 157 to have a material effect on its results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional. The Company has not elected to adopt the fair value option of FASB 159.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at March 31, 2008 consist primarily of cash equivalents and due from broker, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

          The carrying value of cash equivalents and due from broker approximates market value since these highly liquid, interest earning investments are invested in money market funds. The Company’s investment in marketable securities consists of publicly traded equity securities classified as trading securities and are recorded at fair market value. Securities sold and not repurchased are carried at the fair market value of the securities.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No material changes.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2008 - March 31, 2008	0	$—	0	$414,922

February 1, 2008 - February 29, 2008	0	$—	0	$414,922

March 1, 2008 - March 31, 2008	3,567	$1.35	3,567	$410,094

Total	3,567	$1.35	3,567	$410,094

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

SPEEDUS CORP.

Date: May 15, 2008	By:	/s/ Shant S. Hovnanian

Shant S. Hovnanian Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Thomas M. Finn

Thomas M. Finn Treasurer and Chief Financial and Accounting Officer