Form 10-Q
period 2008-06-30
SPEEDUS CORP
filed 2008-08-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number: 000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Dag Hammarskjold Blvd.
Freehold, New Jersey	07728

(Address of principal executive offices)	(Zip Code)

888-773-3669

(Registrant’s telephone number, including area code)

9 Desbrosses Street, Suite 402
New York, New York 10013

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

The number of shares of Common Stock outstanding as of August 12, 2008 was 3,988,805.

SPEEDUS CORP.
INDEX TO FORM 10-Q

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signature Page		19

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	20

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	21

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	22

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	23

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,927,708	$8,845,358
United States Treasury bills	—	2,996,700
Marketable securities	141,718	92,190
Accounts receivable and other	87,650	79,623
Assets held for sale	—	342,000

Total current assets	9,157,076	12,355,871
Property and equipment, net of accumulated depreciation of $119,849 and $112,353	74,447	50,569
Other investments	800,000	800,000
Other intangible assets, net of accumulated amortization of $20,535 in 2008	563,865	—
Other assets	73,524	83,127

Total assets	$10,668,912	$13,289,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,748	$46,413
Accrued liabilities	1,188,922	1,390,803
Current portion of redeemable preferred stock	363,950	—

Total current liabilities	1,609,620	1,437,216

Redeemable preferred stock ($.0001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	363,950	—

Total liabilities	1,973,570	1,437,216

Commitments and Contingencies

Stockholders’ equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	—	—
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	91,934,849	91,797,457
Treasury stock (at cost; 1,449,201 and 1,445,634 shares)	(6,089,906)	(6,085,078)
Accumulated deficit	(77,203,981)	(73,914,408)

Stockholders’ equity	8,695,342	11,852,351

Total liabilities and stockholders’ equity	$10,668,912	$13,289,567

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Revenues	$257,213	$213,136	$377,447	$386,455

Expenses:
Selling, general and administrative	1,575,304	810,437	2,293,430	1,920,698
Research and development	606,218	380,641	1,100,430	734,261
Depreciation and amortization	29,982	53,100	323,679	105,093
Cost of sales	45,551	76,873	81,656	141,702

Total operating expenses	2,257,055	1,321,051	3,799,195	2,901,754

Operating loss	(1,999,842)	(1,107,915)	(3,421,748)	(2,515,299)

Investment income	95,136	513,050	150,675	710,165
Interest expense	(18,500)	—	(18,500)	—

Net loss	$(1,923,206)	$(594,865)	$(3,289,573)	$(1,805,134)

Per share:
Loss per common share - basic and diluted	$(0.48)	$(0.15)	$(0.82)	$(0.45)

Weighted average common shares outstanding - basic and diluted	3,988,805	3,992,042	3,990,375	3,992,181

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(3,289,573)	$(1,805,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,679	105,093
Unrealized investment (gains)/losses	86,676	(345,919)
Stock based compensation	137,392	55,628
Accrued dividends on preferred stock	18,500	—
Changes in operating assets and liabilities, net of acquisitions:
Marketable securities	(136,204)	164,795
Accounts receivable and other	182,973	16,096
Other assets	65,603	(1,390)
Accounts payable	10,335	(8,894)
Accrued liabilities	(201,881)	(83,728)

Net cash used in operating activities	(2,802,500)	(1,903,453)

Cash flows from investing activities:
Property and equipment additions	(7,022)	(32,498)
United States Treasury bills:
Purchases	—	(12,944,760)
Maturities	2,996,700	10,000,000

Net cash provided by/(used in) investing activities	2,989,678	(2,977,258)

Cash flows from financing activities:
Redemption of preferred stock	(100,000)	—
Repurchase of stock	(4,828)	(1,718)

Net cash used in financing activities	(104,828)	(1,718)

Net increase/(decrease) in cash and cash equivalents	82,350	(4,882,429)

Cash and cash equivalents, beginning of period	8,845,358	10,204,167

Cash and cash equivalents, end of period	$8,927,708	$5,321,738

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets	$191,000
Non current assets	34,000
Other intangible assets	584,400
Less-liabilities assumed:
Non current liabilities	(809,400)

Cash paid	—
less-cash acquired	—

Acquisition of business, net of cash acquired	$—

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

          Operating results for the three or six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. In 2005, we conceived Wibiki from which evolved iMarklet which was launched in June 2008 as a social bookmarking site optimized for wireless smartphones. A user opt-in advertising platform called Adchooser is currently the core of a new site for consumers which is in development. We own a portfolio of patents that allow for high-speed wireless communications. We have an FCC license for fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see “Note 4, Business Segment Information.”

Financial Statements and Principles of Consolidation

          The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the six months ended June 30, 2008, F&B Güdtfood, Zargis Medical and Density Dynamics generated losses which reduced the minority interest balance to zero. As a result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents

          The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, cash equivalents consisted of money market funds.

United States Treasury bills

          United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

          All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2008 and December 31, 2007, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $626,000 and $489,000, unrealized losses since acquisition were $484,000 and $397,000 and the carrying value was $142,000 and $92,000, respectively. At June 30, 2008, based upon the fair market value of these securities, 83% was invested in agricultural processors and 17% was invested in technology companies.

Other Investments

          The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at June 30, 2008.

          Other investments consist of:

	June 30, 2008	December 31, 2007

(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50%of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

	$800,000	$800,000

Securities Sold But Not Yet Purchased

          The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of these securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. Thereafter, the Company must buy the securities and deliver them to the lender of the securities. At June 30, 2008 and December 31, 2007, there were no securities sold and not yet purchased.

Due from Broker

          In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At June 30, 2008 and December 31, 2007, there were no restricted cash balances.

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

          During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which has been recorded as assets held for sale. In April 2008, the landlord did not agree to the proposed sale and terminated the lease effective May 2008. As a result, the Company recorded an additional loss in the amount of $342,000 during the three and six months ended March 31 and June 30, 2008, respectively.

Revenue Recognition

          Revenues from F&B Güdtfood’s operations are recorded when cash is received. Zargis Medical recognized revenue upon completion of services performed under a contract, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”.

Research and Development

          Research and development costs are expensed as incurred.

Earnings Per Share

          Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

          Outstanding stock options in the aggregate weighted average amount of 551,000 for both the three and six months ended June 30, 2008 and 548,000 and 545,000 for the three and six months ended June 30, 2007, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

          Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was $100,000 and $22,000 for the three months ended June 30, 2008 and 2007, respectively, and $137,000 and $56,000 for the six months ended June 30, 2008 and 2007, respectively.

          The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for both Speedus and Zargis are evaluated and revised, as necessary, to reflect market conditions and experience. For the three and six months ended June 30, 2008, key assumptions used in valuing these options included a risk-free interest rate of 3%, an expected life of six years, forfeiture rates between 11 to 30% and a volatility factor of 106%. For the three and six months ended June 30, 2007, key assumptions used in valuing these options included a risk-free interest rate of 5%, expected lives between five and six years, forfeiture rates between 11 to 30% and a volatility factor of 145%.

Recent Accounting Pronouncements

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

          This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The acquisition has been preliminarily allocated as follows pending management’s final valuation of the fair value of the net assets acquired as of the acquisition date: $191,000 to current assets, $34,000 to non current assets, $584,000 to other intangible assets and $(809,000) to liabilities. The $584,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) is being amortized over a period of seven years.

          In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $50,000 and $70,000 during the years ended December 31, 2008 and 2009, respectively, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its June 30, 2008 consolidated balance sheet. For the three and six months ended June 30, 2008, accrued dividends on the redeemable preferred stock in the amount of $18,500 have been recorded as interest expense.

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

4. Business Segment Information

          The following table sets forth the Company’s financial performance by reportable operating segment for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30, 2008

	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$132,868	$124,345	$—	$—	$—	$257,213
Depreciation and amortization	4,464	2,899	—	22,619	—	29,982
Operating loss	(78,374)	(529,747)	(118,959)	(555,348)	(717,414)	(1,999,842)
Investment income	—	—	—	1,852	93,284	95,136
Interest expense	—	—	—	18,500	—	18,500
Other intangible assets	—	—	—	563,865	—	563,865
Fixed assets	20,166	15,409	—	38,872	—	74,447
Total assets	121,746	81,549	—	1,235,226	9,230,391	10,668,912

	Three months ended June 30, 2007

	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$202,136	$11,000	$—	$—	$—	$213,136
Depreciation and amortization	34,875	1,861	0	—	16,364	53,100
Operating loss	(202,474)	(369,549)	(94,078)	—	(441,814)	(1,107,915)
Investment income	483	—	—	—	512,567	513,050
Interest expense	—	—	—	—	—	—
Other intangible assets	—	11,364	—	—	—	11,364
Fixed assets	452,863	18,472	—	—	6,650	477,985
Total assets	622,269	87,135	—	—	14,582,513	15,291,917

	Six months ended June 30, 2008

	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$253,102	$124,345	$—	$—	$—	$377,447
Depreciation and amortization	294,549	6,511	—	22,619	—	323,679
Operating loss	(460,727)	(1,054,950)	(288,701)	(578,188)	(1,039,182)	(3,421,748)
Investment income	—	—	—	1,852	148,823	150,675
Interest expense	—	—	—	18,500	—	18,500

	Six months ended June 30, 2007

	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$375,455	$11,000	$—	$—	$—	$386,455
Depreciation and amortization	66,840	5,526	—	—	32,727	105,093
Operating loss	(398,120)	(875,420)	(161,189)	—	(1,080,570)	(2,515,299)
Investment income	895	—	—	—	709,270	710,165
Interest expense	—	—	—	—	—	—

          The Company has no foreign operations. During the three and six months ended June 30, 2008, Zargis recognized revenues in the amount of $124,345 in connection with the completion of a contract to the United States Army. The Company’s accounting policies for segments are the same as those described in Note 1.

          DDC was acquired in March 2008 and had no operations during the three and six months ended June 30, 2007.

5. Subsequent Event

          In July 2008, DDC sold 300,000 shares of its common stock for a price of $1 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to the minority owner of DDC.

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

          We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. In 2005, we conceived Wibiki from which evolved iMarklet which was launched in June 2008 as a social bookmarking site optimized for wireless smartphones. A user opt-in advertising platform called Adchooser is currently the core of a new site for consumers which is in development. We own a portfolio of patents that allow for high-speed wireless communications. We have an FCC license for fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 4, Business Segment Information.”

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

          In February 2003, we acquired a controlling interest in Zargis Medical. At June 30, 2008, as a result of continued investment, our ownership interest was approximately 81%.

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

          Broadband Patents. We have accumulated a portfolio of patents that teach and cover the improvement of high-speed wireless communication systems to allow greater information content, reliability, clarity, more efficient use of licensed spectrum as compared to prior systems and other advances. We have 6 domestic patents, 5 of which have expiration dates ranging through 2017 and 1 of which has expired, with approximately 46 international counterparts in 28 countries. We also have 4 domestic patents pending and 14 patents pending in an additional 3 countries. Certain wireless communications systems may employ a number of different combinations of our patented technology to maximize operational and spectrum efficiency. While we believe that there is value in our patented technologies, it is a lengthy and expensive process to investigate and pursue licensing/patent infringement cases. We are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology. We have licensed technology in the past, both domestically and internationally, but are not currently receiving any license fees.

          On June 2, 2006, we filed two separate complaints against Alltel Corporation in United States District Court in the Southern District of Florida, in which we assert that Alltel is infringing two patents. In an amended complaint, we asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corporation. In April 2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November 2007, one of the complaints was dismissed with prejudice. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. In August 2008, we reached a mutual agreement with all parties leading to the dismissal of all complaints in these matters. No financial consideration was paid or received by any of the parties.

          Internet initiatives. During 2005, our Internet technology initiative, Wibiki, was conceived to leverage existing Wi-Fi infrastructures to reduce cost and complexity. It resulted in our development of an opt-in advertising platform we call Adchooser. Wibiki’s foundation also allowed us to develop iMarklet which was launched in June 2008 as a social bookmarking site enabling members, including iPhone and iTouch users, to share web content with their friends. We continue to evolve the Adchooser platform beyond its original wireless focus and are working to launch a consumer site and service for members to make better use of their adspace and to share content with their fellow members. Adchooser is versatile, can scale to a large user base and is the underpinning for the NetfreeUS proposed service described below.

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

          If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. During the three and six months ended June 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

          Revenues decreased $9,000 from $386,000 for the six months ended June 30, 2007 to $377,000 for the six months ended June 30, 2008 and increased $44,000 from $213,000 for the three months ended June 30, 2007 to $257,000 for the three months ended June 30, 2008. One F&B store, with revenues of $80,000 and $141,000 for the three and six months ended June 30, 2007, respectively, was closed in December 2007. During the six months ended June 30, 2008, Zargis recognized $124,000 from the completion of a contract which revenues had previously been deferred.

          Selling, general and administrative expenses increased $372,000 from $1,921,000 for the six months ended June 30, 2007 to $2,293,000 for the six months ended June 30, 2008 and increased $765,000 from $810,000 for the three months ended June 30, 2007 to $1,575,000 for the three months ended June 30, 2008. These increases are primarily a result of increases from DDC in the amounts of $522,000 and $545,000 and legal expenses in connection with litigating patent infringement claims in the amounts of $308,000 and $149,000 in the corporate segment for the three and six months ended June 30, 2008, respectively, net of decreases in the amounts of $91,000 and $185,000, respectively, from the closing of one F&B store in December 2007. DDC is included in the consolidated financial statements of the Company since March 5, 2008, the date of acquisition.

          Research and development expenses increased $366,000 from $734,000 for the six months ended June 30, 2007 to $1,100,000 for the six months ended June 30, 2008 and increased $225,000 from $381,000 for the three months ended June 30, 2007 to $606,000 for the three months ended June 30, 2008. These increases are primarily a result of increases in connection with continuing development of Zargis’ medical device technology in the amounts of $233,000 and $319,000 for the three and six months ended June 30, 2008, respectively.

          Depreciation and amortization increased $219,000 from $105,000 for the six months ended June 30, 2007 to $324,000 for the six months ended June 30, 2008. This increase, net of decreases as a result of assets having become fully depreciated, is primarily a result of a $286,000 loss on the fixed asset component of F&B assets held for sale during the 2008 period.

          Investment income decreased $559,000 from a net gain of $710,000 for the six months ended June 30, 2007 to a net gain of $151,000 for the six months ended June 30, 2008 and decreased $418,000 from a net gain of $513,000 for the three months ended June 30, 2007 to a net gain of $95,000 for the three months ended June 30, 2008. Realized gains increased $88,000 from net gains of $15,000 for the six months ended June 30, 2007 to net gains of $103,000 for the six months ended June 30, 2008 and decreased $117,000 from net gains of $15,000 for the three months ended June 30, 2007 to net losses of $102,000 for the three months ended June 30, 2008. Unrealized gains decreased $433,000 from net gains of $346,000 for the six months ended June 30, 2007 to net losses of $87,000 for the six months ended June 30, 2008 and decreased $172,000 from net gains of $329,000 for the three months ended June 30, 2007 to net gains of $157,000 for the three months ended June 30, 2008. Interest income decreased $215,000 from $349,000 for the six months ended June 30, 2007 to $134,000 for the six months ended June 30, 2008 and decreased $129,000 from $168,000 for the three months ended June 30, 2007 to $39,000 for the three months ended June 30, 2008. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

          The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

          Net cash used in operating activities was $2,803,000 for the six months ended June 30, 2008 compared to net cash used in operating activities of $1,903,000 for the six months ended June 30, 2007. This net increase in cash used in operating activities was primarily the result of the increase in net loss.

          Net cash provided by investing activities was $2,990,000 for the six months ended June 30, 2008 compared to net cash used in investing activities of $2,977,000 for the six months ended June 30, 2007. This net increase in cash provided by investing activities was primarily the result of an approximate $7,000,000 decrease in maturities and an approximate $13,000,000 decrease in purchases of United States Treasury bills during the six months ended June 30, 2008.

          Net cash used in financing activities was $105,000 for the six months ended June 30, 2008 primarily as a result of a $100,000 redemption of preferred stock.

          At June 30, 2008, the Company’s future minimum lease payments due under non-cancelable leases aggregated $290,000. $103,000 of this amount is due during the remainder of 2008 and $155,000 and $32,000 is due during the years ending December 31, 2009 and 2010, respectively. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s financial instruments at June 30, 2008 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 2, 2006, the Company filed two separate complaints against Alltel Corporation in United States District Court in the Southern District of Florida, in which the Company asserted that Alltel is infringing two patents. In an amended complaint, the Company asserted claims for infringement against Alltel Communications, Inc. and Alltel Wireless Holdings, Inc., in addition to Alltel Corporation. In April 2007, the case was transferred to United States District Court for the Eastern District of Arkansas. In November 2007, one of the complaints was dismissed with prejudice. A separate lawsuit was commenced in October 2006 against All Wireless, LLC, a Florida company, in United States District Court in the Middle District of Florida, alleging infringement. In August 2008, the Company reached a mutual agreement with all parties leading to the dismissal of all complaints in these matters. No financial consideration was paid or received by any of the parties.

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

SPEEDUS CORP.

Date: August 14, 2008	By: /s/ Shant S. Hovnanian

Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2008	By: /s/ Thomas M. Finn

Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer