Form 10-Q
period 2008-09-30
SPEEDUS CORP
filed 2008-11-14
CIK 1002520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number: 000-27582

SPEEDUS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3853788
------------------------	-------------------
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Dag Hammarskjold Blvd.
Freehold, New Jersey	07728
----------------------------------	------------
(Address of principal executive offices)	(Zip Code)

888-773-3669

----------------------

(Registrant's telephone number, including area code)

Not applicable

---------------------------

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

The number of shares of Common Stock outstanding as of November 10, 2008 was 3,935,596.

SPEEDUS CORP.
INDEX TO FORM 10-Q

	PART I — FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signature Page		20

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	21

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	22

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C . Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
		23
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	24

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,141,134	$8,845,358
United States Treasury bills	—	2,996,700
Due from broker	880,000	—
Marketable securities	12,186	92,190
Accounts receivable and other	94,704	79,623
Assets held for sale	—	342,000
Total current assets	8,128,024	12,355,871
Property and equipment, net of accumulated depreciation of $129,464 and $112,353	68,872	50,569
Other investments	800,000	800,000
Other intangible assets, net of accumulated amortization of $41,460 in 2008	538,940	—
Other assets	71,504	83,127
Total assets	$9,607,340	$13,289,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,701	$46,413
Accrued liabilities	1,151,504	1,390,803
Securities sold and not yet purchased	1,020,000	—
Current portion of redeemable preferred stock	371,016	—
Total current liabilities	2,697,221	1,437,216
Redeemable preferred stock ($.0001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	371,016	—
Total liabilities	3,068,237	1,437,216

Commitments and Contingencies

Stockholders’ equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	—	—
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	92,057,717	91,797,457
Treasury stock (at cost; 1,462,001 and 1,445,634 shares)	(6,102,424)	(6,085,078)
Accumulated deficit	(79,470,570)	(73,914,408)
Stockholders’ equity	6,539,103	11,852,351
Total liabilities and stockholders’ equity	$9,607,340	$13,289,567

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues	$118,445	$191,473	$495,892	$577,928

Expenses:
Selling, general and administrative	1,592,418	885,302	3,885,848	2,806,000
Research and development	543,792	524,296	1,644,222	1,258,557
Depreciation and amortization	30,540	51,340	354,219	156,433
Cost of sales	54,605	89,912	136,261	231,614
Total operating expenses	2,221,355	1,550,850	6,020,550	4,452,604

Operating loss	(2,102,910)	(1,359,377)	(5,524,658)	(3,874,676)

Investment income/(loss)	(149,547)	152,674	1,128	862,839
Interest expense	(14,132)	—	(32,632)	—

Net loss	$(2,266,589)	$(1,206,703)	$(5,556,162)	$(3,011,837)

Per share:
Loss per common share - basic and diluted	$(0.57)	$(0.30)	$(1.39)	$(0.75)
Weighted average common shares outstanding - basic and diluted	3,982,353	3,991,910	3,987,682	3,992,090

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,556,162)	$(3,011,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,219	156,433
Unrealized investment (gains)/losses	319,747	(347,315)
Stock based compensation	185,260	105,646
Accrued dividends on preferred stock	32,632	—
Changes in operating assets and liabilities, net of acquisition:
Marketable securities	896	(1,438,222)
Due from broker	(880,000)	—
Accounts receivable and other	179,919	20,443
Other assets	67,623	(1,390)
Accounts payable	108,288	(1,614)
Accrued liabilities	(239,299)	185,704
Securities sold and not yet purchased	779,361	—

Net cash used in operating activities	(4,647,516)	(4,332,152)

Cash flows from investing activities:
Property and equipment additions	(11,062)	(33,679)
United States Treasury bills:
Purchases	—	(18,984,940)
Maturities	2,996,700	18,000,000

Net cash provided by/(used in) investing activities	2,985,638	(1,018,619)

Cash flows from financing activities:
Capital contribution in subsidiary by minority investor	75,000	—
Redemption of preferred stock	(100,000)	—
Repurchase of stock	(17,346)	(1,718)

Net cash used in financing activities	(42,346)	(1,718)

Net decrease in cash and cash equivalents	(1,704,224)	(5,352,489)

Cash and cash equivalents, beginning of period	8,845,358	10,204,167

Cash and cash equivalents, end of period	$7,141,134	$4,851,678

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets	$195,000
Non current assets	34,000
Other intangible assets	580,400
Less-liabilities assumed:
Non current liabilities	(809,400)
Cash paid	—
less-cash acquired	—
Acquisition of business, net of cash acquired	$—

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

Operating results for the three or nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. As a result of continued losses, in October 2008 we transferred the operations and right to use the assets of the remaining F&B Restaurant store to an unrelated third party for no consideration. In 2005, under our Internet initiatives, we conceived Wibiki from which evolved iMarklet which was launched in June 2008 as a social bookmarking site optimized for wireless smartphones. A user opt-in advertising platform called Adchooser is currently the core of a new site for consumers which is in development. We own a portfolio of patents that allow for high-speed wireless communications. We also own fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see “Note 4, Business Segment Information.”

Financial Statements and Principles of Consolidation

The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. The interest in the net assets and operations of these companies’ other stockholders is reflected in the caption ‘Minority interest’ in Speedus’ consolidated balance sheet and statements of operations. Through the nine months ended September 30, 2008, F&B Güdtfood, Zargis Medical and Density Dynamics generated losses which reduced the minority interest balance to zero.  As a result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Liquidity

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

Cash and Cash Equivalents

The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, cash equivalents consisted of money market funds.

United States Treasury bills

United States Treasury bills are classified as held-to-maturity securities and are carried at amortized cost.

Marketable Securities

All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2008 and December 31, 2007, marketable securities consisted of publicly traded equity securities which were recorded at fair market value. Their original cost was $489,000 and $489,000, unrealized losses since acquisition were $477,000 and $397,000 and the carrying value was $12,000 and $92,000, respectively. At September 30, 2008, based upon the fair market value of these securities, 100% was invested in technology companies.

Other Investments

The Company has invested in equity and debt instruments of non-publicly held companies and accounts for them under the cost method since the Company does not have the ability to exercise significant influence over operations. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The Company does not believe there has been any impairment of other investments at September 30, 2008.

Other investments consist of:
	September 30, 2008	December 31, 2007
(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 375,000 shares of common stock at $.40 per share. This investment was acquired in 2004.	$300,000	$300,000

(b) an investment in an entity specifically formed to investing convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005.	250,000	250,000
	$800,000	$800,000

Securities Sold But Not Yet Purchased

The Company may sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. The amounts shown on the balance sheet as ‘Securities sold and not yet purchased’ represent the value of these securities at fair market value. At September 30, 2008, the Company had sold securities it had not yet purchased. The aggregate proceeds were $779,000, unrealized losses since acquisition were $241,000 and the market value of the securities was $1,020,000. At September 30, 2008, based upon the fair market value of these securities, 100% was invested in financial services companies. At December 31, 2007, there were no securities sold and not yet purchased.

Due from Broker

In connection with selling publicly traded securities that it does not own, the Company is obligated to maintain balances with brokerage firms as security for these transactions. At September 30, 2008, restricted cash balances in the amounts of $880,000 were held by brokerage firms. At December 31, 2007, there were no restricted cash balances.

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

During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which has been recorded as assets held for sale. In April 2008, the landlord did not agree to the proposed sale and terminated the lease effective May 2008. As a result, the Company recorded an additional loss in the amount of $342,000 during the three and nine months ended March 31 and September 30, 2008, respectively. As a result of continued losses, in October 2008 the Company transferred the operations and right to use the assets of its remaining F&B Restaurant store to an unrelated third party for no consideration. The Company does not expect to incur any material loss on the transaction during the quarter and year ended December 31, 2008.

Revenue Recognition

Revenues from F&B Güdtfood’s operations are recorded when cash is received. Zargis Medical recognizes revenue upon completion of services performed under contracts, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition".

Research and Development

Research and development costs are expensed as incurred.

Earnings Per Share

Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

Outstanding stock options in the aggregate weighted average amount of 551,000 for both the three and nine months ended September 30, 2008 and 541,000 and 544,000 for the three and nine months ended September 30, 2007, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options

Effective January 1, 2006, the Company adopted FASB 123R, “Share-Based Payment”, using the modified prospective application method. Under this method, for all unvested awards as of January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis. For awards granted after January 1, 2006, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was $48,000 and $50,000 for the three months ended September 30, 2008 and 2007, respectively, and $185,000 and $106,000 for the nine months ended September 30, 2008 and 2007, respectively.

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for both Speedus and Zargis are evaluated and revised, as necessary, to reflect market conditions and experience. Key assumptions used in valuing these options were:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	3 - 4%	5%	3 - 4%	5%
Expected lives	6 years	6 years	6 years	6 years
Expected forfeiture rates	11 - 30%	11 - 30%	11 - 30%	11 - 30%
Expected volatility	112%	145%	106 - 112%	145%
Expected dividend yield rates	0%	0%	0%	0%

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”.  FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of FASB 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. In October 2008, the FASB adopted FASB Staff Position FAS 157-3, “Determining the Fair value of a Financial Asset When the Market For That Asset Is Not Active,” to clarify the application of FASB 157 in a market that is not active. The Company is currently evaluating the impact that the adoption of FASB 157 will have on its results of operations or financial position.

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

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The acquisition has been preliminarily allocated as follows pending management’s final valuation of the fair value of the net assets acquired as of the acquisition date: $195,000 to current assets, $34,000 to non current assets, $580,000 to other intangible assets and $(809,000) to liabilities. The $580,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) is being amortized over a period of seven years.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its September 30, 2008 consolidated balance sheet. For the three and nine months ended September 30, 2008, accrued dividends on the redeemable preferred stock in the amounts of $14,000 and $33,000, respectively, have been recorded as interest expense.

In July 2008, DDC sold 300,000 shares of its common stock for a price of $1 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to the minority owner of DDC. The investment by Speedus has been eliminated in consolidation. The investment by the minority owner has been reflected in additional paid-in-capital during the three and nine months ended September 30, 2008. In connection with this sale of stock, DDC issued seven year warrants to purchase 56,250 and 18,750 shares of DDC common stock to Speedus and the minority owner, respectively, for a purchase price of $1 per share.

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

One-for-four Reverse Stock Split

At its annual meeting of stockholders held on November 20, 2007, the Company received stockholder approval of a proposal authorizing the Company’s Board of Directors, in its discretion, to implement a reverse split of the Company’s issued and outstanding shares, as well as treasury shares, at a ratio not to exceed one-for-six. Thereafter, the Board of Directors approved the one-for-four ratio. The one-for-four reverse split took effect with the open of trading on December 3, 2007. The exercise price and the number of shares of common stock issuable under the Company's outstanding stock options have been proportionately adjusted to reflect the reverse stock split.

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-Q, for all periods presented.

4.	Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three and nine months ended September 30, 2008 and 2007. See Note 1 for a discussion of our segments.

	Three months ended September 30, 2008
	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals
Revenues from external customers	$113,710	$4,735	$—	$—	$—	$118,445
Depreciation and amortization	4,274	2,967	—	23,299	—	30,540
Operating loss	(5,174)	(675,414)	(96,025)	(849,122)	(477,175)	(2,102,910)
Investment income/(loss)	—	—	—	1,005	(150,552)	(149,547)
Interest expense	—	—	—	60,132	(46,000)	14,132
Other intangible assets	—	—	—	538,940	—	538,940
Fixed assets, net	15,892	15,626	—	37,354	—	68,872
Total assets	111,505	156,502	—	753,143	8,586,190	9,607,340

	Three months ended September 30, 2008
	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$191,473	$—	$—	$—	$—	$191,473
Depreciation and amortization	32,186	2,803	—	—	16,351	51,340
Operating loss	(185,099)	(515,117)	(215,601)	—	(443,560)	(1,359,377)
Investment income	435	—	—	—	152,239	152,674
Interest expense	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—
Fixed assets, net	414,943	22,584	—	—	1,663	439,190
Total assets	597,376	62,376	—	—	13,752,192	14,411,944

	Nine months ended September 30, 2008
	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$366,812	$129,080	$—	$—	$—	$495,892
Depreciation and amortization	298,823	9,478	—	45,918	—	354,219
Operating loss	(465,901)	(1,730,364)	(384,726)	(1,427,310)	(1,516,357)	(5,524,658)
Investment income/(loss)	—	—	—	2,857	(1,729)	1,128
Interest expense	—	—	—	78,632	(46,000)	32,632

	Nine months ended September 30, 2007
	F&B	Zargis	Internet initiatives	DDC	Corporate and other	Totals

Revenues from external customers	$566,928	$11,000	$—	$—	$—	$577,928
Depreciation and amortization	99,026	8,329	—	—	49,078	156,433
Operating loss	(583,219)	(1,390,537)	(376,790)	—	(1,524,130)	(3,874,676)
Investment income	1,330	—	—	—	861,509	862,839
Interest expense	—	—	—	—	—	—

The Company has no foreign operations. During the three and nine months ended September 30, 2008, Zargis recognized revenues in the amounts of $4,735 and $129,080, respectively, in connection with the completion of contracts to the United States Army. The Company's accounting policies for segments are the same as those described in Note 1. The information under ‘Corporate and other’ reflects activity of the parent company as well as intercompany eliminations made in consolidation,

                DDC was acquired in March 2008 and had no operations during the three and nine months ended September 30, 2007.

5. Subsequent Events

(a) In October 2008, DDC sold $500,000 in 8% convertible notes. $250,000 of the convertible notes shares were sold to each of Speedus and the minority owner of DDC. The notes are due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC.

(b) As a result of continued losses, in October 2008 the Company transferred the operations and right to use the assets of its remaining F&B Restaurant store to an unrelated third party for no consideration. The Company does not expect to incur any material loss on the transaction during the quarter and year ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2007.

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

We have co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. Zargis Acoustic Cardioscan® (Cardioscan®), Zargis’ core product, is the first and only FDA-authorized computer-assisted medical device designed to support physicians in analyzing heart sounds for the identification of suspected systolic and diastolic murmurs—which are a potential sign of heart disease. We own a 75% equity interest in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. We own 90% of F&B Güdtfood Holding Corp., the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. As a result of continued losses, in October 2008 we transferred the operations and right to use the assets of the remaining F&B Restaurant store to an unrelated third party for no consideration. In 2005, under our Internet initiatives, we conceived Wibiki from which evolved iMarklet which was launched in June 2008 as a social bookmarking site optimized for wireless smartphones. A user opt-in advertising platform called Adchooser is currently the core of a new site for consumers which is in development. We own a portfolio of patents that allow for high-speed wireless communications. We have an FCC license for fixed wireless spectrum in the New York City metropolitan area that we may commercialize in the future to support high-speed, or broadband, Internet access service. For additional information on each of our business segments, see the discussions below and “Notes to Consolidated Financial Statements — Note 4, Business Segment Information.”

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

In February 2003, we acquired a controlling interest in Zargis Medical. At September 30, 2008, as a result of continued investment, our ownership interest was approximately 82%.

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

F&B Güdtfood. We own 90% of F&B Güdtfood, the creator and operator of the original Eurocentric “chic and quick” café, which is operating one store in Manhattan. The acquisition price was $3,500,000 in May 2002. In February 2003, we reduced our cash investment in F&B Güdtfood and received $1,775,000 while maintaining our original 51% interest. In December 2003, as a result of renegotiation, our interest increased to 80% without an additional investment. As a result of certain milestones not having been met, in 2005 our interest increased to 90%. As a result of continued losses, in October 2008 we transferred the operations and right to use the assets of the remaining F&B Restaurant store to an unrelated third party for no consideration.

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

If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  During the three and nine months ended September 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues decreased $82,000 from $578,000 for the nine months ended September 30, 2007 to $496,000 for the nine months ended September 30, 2008 and decreased $73,000 from $191,000 for the three months ended September 30, 2007 to $118,000 for the three months ended September 30, 2008. One F&B store, with revenues of $349,000 and $115,000 for the nine and three months ended September 30, 2007, respectively, was closed in December 2007. During the nine months ended September 30, 2008, Zargis recognized $129,000 in revenues, including $124,000 from the completion of a contract which revenues had previously been deferred.

Selling, general and administrative expenses increased $1,080,000 from $2,806,000 for the nine months ended September 30, 2007 to $3,886,000 for the nine months ended September 30, 2008 and increased $707,000 from $885,000 for the three months ended September 30, 2007 to $1,592,000 for the three months ended September 30, 2008. These increases are primarily a result of increases from DDC in the amounts of $1,356,000 and $811,000 and legal expenses in connection with litigating patent infringement claims in the amounts of $272,000 and $123,000 in the corporate segment for the nine and three months ended September 30, 2008, respectively, net of decreases in the amounts of $304,000 and $119,000, respectively, from the closing of one F&B store in December 2007. DDC is included in the consolidated financial statements of the Company since March 5, 2008, the date of acquisition.

Research and development expenses increased $385,000 from $1,259,000 for the nine months ended September 30, 2007 to $1,644,000 for the nine months ended September 30, 2008 and increased $20,000 from $524,000 for the three months ended September 30, 2007 to $544,000 for the three months ended September 30, 2008. These increases are primarily a result of increases in connection with continuing development of Zargis’ medical device technology in the amounts of $503,000 and $186,000 for the nine and three months ended September 30, 2008, respectively, net of decreases in the amounts of $118,000 and $166,000 for the nine and three months ended September 30, 2008, respectively, in connection with the Company’s Internet initiatives as a result of less development work being done in the 2008 periods.

Depreciation and amortization increased $198,000 from $156,000 for the nine months ended September 30, 2007 to $354,000 for the nine months ended September 30, 2008. This increase, net of decreases as a result of assets having become fully depreciated, is primarily a result of a $286,000 loss on the fixed asset component of F&B assets held for sale during the 2008 period.

Investment income decreased $862,000 from a net gain of $863,000 for the nine months ended September 30, 2007 to a net gain of $1,000 for the nine months ended September 30, 2008 and decreased $303,000 from a net gain of $153,000 for the three months ended September 30, 2007 to a net loss of $150,000 for the three months ended September 30, 2008. Realized gains increased $86,000 from net gains of $68,000 for the nine months ended September 30, 2007 to net gains of $154,000 for the nine months ended September 30, 2008 and decreased $3,000 from net gains of $53,000 for the three months ended September 30, 2007 to net gains of $50,000 for the three months ended September 30, 2008. Unrealized gains decreased $608,000 from net gains of $288,000 for the nine months ended September 30, 2007 to net losses of $320,000 for the nine months ended September 30, 2008 and decreased $175,000 from net losses of $58,000 for the three months ended September 30, 2007 to net losses of $233,000 for the three months ended September 30, 2008. Interest income decreased $340,000 from $507,000 for the nine months ended September 30, 2007 to $167,000 for the nine months ended September 30, 2008 and decreased $125,000 from $158,000 for the three months ended September 30, 2007 to $33,000 for the three months ended September 30, 2008. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

The Company has recorded operating losses and negative operating cash flows in each year of its operations since inception.

Net cash used in operating activities was $4,647,000 for the nine months ended September 30, 2008 compared to net cash used in operating activities of $4,332,000 for the nine months ended September 30, 2007. This net increase in cash used in operating activities was primarily the result of the increase in net loss after adjustment for non-cash charges, substantially offset by a reduced level of purchases of marketable securities.

Net cash provided by investing activities was $2,986,000 for the nine months ended September 30, 2008 compared to net cash used in investing activities of $1,019,000 for the nine months ended September 30, 2007. This net increase in cash provided by investing activities was primarily the result of an approximate $15,000,000 decrease in maturities and an approximate $19,000,000 decrease in purchases of United States Treasury bills during the nine months ended September 30, 2008.

Net cash used in financing activities was $42,000 for the nine months ended September 30, 2008 primarily as a result of a $100,000 redemption of preferred stock, net of a $75,000 capital contribution in DDC by the minority investor.

At September 30, 2008, the Company’s future minimum lease payments due under non-cancelable leases aggregated $238,000. $51,000 of this amount is due during the remainder of 2008 and $155,000 and $32,000 is due during the years ending December 31, 2009 and 2010, respectively. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $300,000 or $200,000 if the license agreement is terminated by the Company before September 2009 or September 2011, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”.  FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” to allow a one-year deferral of adoption of FASB 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. In October 2008, the FASB adopted FASB Staff Position FAS 157-3, “Determining the Fair value of a Financial Asset When the Market For That Asset Is Not Active,” to clarify the application of FASB 157 in a market that is not active. The Company is currently evaluating the impact that the adoption of FASB 157 will have on its results of operations or financial position.

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

In December 2007, the Financial Accounting Standards Board issued FASB No. 141R , “Business Combinations”. FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

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

The Company’s financial instruments at September 30, 2008 consist primarily of cash equivalents, which are subject to interest rate risk, and marketable securities, which are subject to price risk.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 1A.	RISK FACTORS
No material changes.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2008 - July 31, 2008	6,600	$1.28	6,600	$401,630

August 1, 2008 - August 31, 2008	0	$—	0	$401,630

September 1, 2008 - September 30, 2008	6,200	$0.65	6,200	$397,576

Total	12,800	$0.98	12,800	$397,576

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

SPEEDUS CORP.

Date: November 14, 2008	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2008	By: /s/ Thomas M. Finn
Thomas M. Finn
Treasurer and Chief Financial and Accounting Officer