Form 10-K
period 2008-12-31
SPEEDUS CORP
filed 2009-10-13
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______ to  _______

Commission file number: 000-27582

SPEEDUS CORP.
(Name of small business issuer in its charter)

Delaware	13-3853788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Dag Hammarskjold Blvd., Freehold, New Jersey	07728
(Address of Principal Executive Offices)	(Zip code)

(888) 773-3669
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $6,598,000 on August 31, 2008, based on the closing trade price of the Common Stock on the NASDAQ Stock Market on that date.

The number of shares of Common Stock outstanding as of October 12, 2009 was 3,935,596.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPEEDUS CORP.

Index

Disclosure Regarding Forward Looking Statements

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

Index

PART I

ITEM 1.	BUSINESS

Business Activities

Overview
Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. and Density Dynamics Corporation.

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of environmentally friendly solid-state storage and I/O acceleration technology.

For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 11, Business Segment Information.”

Zargis Medical Corp.
Zargis is a medical device company focused on improving health outcomes and cost effectiveness through the development of computer-aided medical devices and telemedicine based delivery systems.   Zargis was formed in 2001 when we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation.  As part of this transaction, Siemens contributed certain intellectual property including a core technology used in the Zargis Cardioscan™ device (Cardioscan).

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and additional clearances in September 2005 and March 2006.

In addition to the development of Cardioscan, Zargis has been awarded several contracts by the U.S. Army, most recently in October of 2008, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At December 31, 2008, as a result of continued investment, our primary equity ownership was approximately 93%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.

Index

Density Dynamics
In March 2008, we obtained approximately a 75% primary equity ownership in Density Dynamics Corporation. Density Dynamics is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

Density Dynamics is continuing development of its line of environmentally friendly solid-state storage and I/O acceleration technology. The Density Dynamics Jet.io RamFlash solid state drive product line provides innovative solutions for high performance storage requirements that greatly reduce the complexity, space requirements, and power requirements compared to traditional storage solutions. The Jet.io products are unique because they provide a scalable industry standard 3.5” drive format and also use patented low power DRAM technology which provides low latency, high IOPS and long durability.

Index

Other Business Activities

F&B Gudtfood
As a result of continued losses at the two F&B restaurant locations we closed one F&B restaurant store in 2007 and in October 2008 transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the period ending December 31, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.”

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.

Investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of December 31, 2008 and 2007, we had not sold any securities that we did not own.

We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there is significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

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

Index

In addition, medical devices such as ours are subject to strict regulation by state and federal authorities, including the Food and Drug Administration and comparable authorities in certain states.

Employees

As of August 31, 2009, we had approximately 20 full time employees. We also rely on a number of consultants. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Where You Can Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at www.speedus.com. We make available free of charge on our internet website address our annual and quarterly reports and proxy statements filed pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at www.sec.gov.

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

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2008, we had an accumulated deficit of approximately $83.1 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We may not be able to fund our operations and continue as a going concern.

We may not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. In addition, a bankruptcy filing by one or more of our strategic investments could cause us to lose our investment and/or control and could prevent us from sharing in any future success of those strategic investments. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.  Should we be successful in securing the necessary capital to continue operations, it is likely that such arrangements would result in significant dilution to each shareholder’s ownership interest in the Company.

Index

If the recent volatility in the United States and global markets continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

The United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current products or otherwise continue to maintain our business.  Our existing operations and infrastructure may not be adequate to manage the growth necessary for successful implementation of our business plan.

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

Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family together to control the direction and future operations of our company.

Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family in the aggregate own approximately 41% of our outstanding Common Stock at December 31, 2008. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations.  During 2008 and 2007, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $3.25 to $0.25, and $5.96 to $1.40, respectively.  The closing sale price of our Common Stock was $2.87 on August 31, 2009. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

We may not be able to maintain our listing with the Nasdaq Stock Market which may make it more difficult for you to resell shares when you want.

On several occasions in the past, we were not in compliance with the Marketplace Rules of the Nasdaq Stock Market (“Nasdaq”), which require listed companies to maintain a closing bid price equal to or greater than $1.00.

In December 2008, the Company received written notification from Nasdaq that it no longer complied with Nasdaq’s audit committee and independent director requirements under Marketplace Rules. The Company has until the earlier of the Company’s next annual shareholders’ meeting or December 2, 2009 to regain compliance with both the independent director and audit committee requirements.

In addition, the Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.  Nasdaq advised the Company that it does not currently comply with Nasdaq’s Marketplace Rule 5250(c)(1) since it has not yet filed its Form 10-Q for the period ended June 30, 2009.  On August 12th, 2009, the Company announced that it received approval from Nasdaq for the plan the Company submitted to Nasdaq on June 15, 2009 for regaining compliance with Nasdaq filing requirements set forth in Marketplace Rule 5250(c)(1) (the “Rule”).  As a result, Nasdaq has granted the Company a time extension to comply with the filing requirements set forth in the Rule.  The extension will allow the Company to regain full compliance with the applicable Nasdaq filing requirements, and for the Company to maintain its securities listing, provided that the Company files its Form 10-K for the year ended December 31, 2008, its Form 10-Q for the period ended March 31, 2009, and its Form 10-Q for the period ended June 30, 2009, as required by the Rule, no later than October 13th, 2009.

The Company expects that it will file its Form 10-K for the year ended December 31, 2008, and its 10-Q for the periods ending March 31, 2009 and June 30, 2009, on or before October 13, 2009, at which time the Company will be in compliance with Marketplace Rule 5250(c)(1).

While the Company will demonstrate best efforts to regain compliance, and thus maintain its securities listing, there can be no assurance that the Company will be able to meet the above mentioned deadlines and otherwise regain compliance.  Should the Company be unable to meet the requirements, Nasdaq will issue a determination to delist the Company's securities.

Index

If our Common Stock were delisted from Nasdaq, trading in our Common Stock would have to be conducted on the OTC Bulletin Board or in the “pink sheets”. If that were to occur, liquidity for our Common Stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our Common Stock.

Sales of shares of Common Stock by major holders could adversely affect the market price of the Common Stock.

Future sales of shares of Common Stock, or the availability of shares of Common Stock for future sale, may adversely impact the market price of the Common Stock prevailing from time to time.  Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock. Sales of shares of Common Stock by major holders could adversely affect the market price of the Common Stock.

The Company has identified material weaknesses in its internal controls over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, and as reported in this Annual Report on Form 10-K for the fiscal year then ended, management identified such material weaknesses as evidenced by the fact that the Company was unable to timely close its books and file required reports as required by securities regulations and has not filed its income tax returns on a timely basis.   There is a reasonable possibility that material misstatements in the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis unless management is successful in remediating such material weaknesses.

Risks related to certain short-term investments

Securities that we invest in are subject to market price risks.

As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities.

We have also invested in equity and debt instruments of non-publicly held companies and account for them under the cost method since we do not have the ability to exercise significant influence over operations. We monitor these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying values when necessary.  Based on non-observable data received from these non-publicly held companies, we have determined that the fair value of these investments is $0 as of December 31, 2008. The Company therefore recorded an impairment charge of $800,000 in the fourth quarter of 2008.

We have in the past and may in the future sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements. At December 31, 2008 and 2007, we had not sold any securities that we did not own.

Although a portion of the Company's cash is typically invested in securities, the Company has pursued an acquisition strategy that would, if successfully executed, eliminate any risk of it being deemed to be an investment company.

Index

Risks related to investments in other companies

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

We could be exposed to significant liability claims if we are unable to obtain adequate insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

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

Index

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information on our major locations at December 31, 2008 is presented below:

Location	Use	Square footage	Lease expiration	Renewal options
Princeton, NJ	Administrative and research (1)	2,500	2010	None
Stamford, CT	Administrative (1)	850	2009	None
Germantown, MD	Administrative and research (2)	1,500	2010	None
Washington, DC	Administrative (2)	900	2009 (expired)	None
______________

(1) Zargis Medical
(2) Density Dynamics

ITEM 3.	LEGAL PROCEEDINGS

Withholding Tax Dispute
On March 30, 2004, the Company entered into an Employment Agreement with Mr. Shant S. Hovnanian, effective as of April 25, 2002 (the “Employment Agreement”), providing for Mr. Hovnanian’s employment as President and Chief Executive Officer of the Company.  The Employment Agreement provided that Mr. Hovnanian was to be paid an annual salary.  The Employment Agreement separately provided for Mr. Hovnanian to receive a contingent payment equal to 20% of the net proceeds (after legal and other expenses) realized by the Company from a Technology Rights Agreement dispute against Western International Communications and certain related claims.  The Company reached a $15 million settlement of this claim in February 2004, resulting in a contingent payment of approximately $2.8 million, which was paid to an entity that Mr. Hovnanian controlled.

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”).  Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims.  The Company appealed the IRS proposed tax adjustment and while the appeal process is underway, any related IRS levy has been stayed.  The Company took the step to set aside sufficient cash to satisfy the Claim and other potential obligations that may arise with respect to this issue. The Company has established a reserve of $1.3 million in accrued expenses and recorded a charge to selling, general and administrative expenses for this claim at December 31, 2008.

Recently, the Company met with officials of the IRS and proposed a settlement that would relieve the Company of responsibility for payment of the Federal income tax withholding with respect to the $2.8 million payment in exchange for the payment by the Company of Social Security and Medicare taxes (including associated interest) on such amount.  While the Company reasonably believes that a settlement will be achieved and expects a decision before the end of October of 2009, there can be no assurance that a settlement will be reached or that the ultimate payment will be below the amount levied.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of shareholders held on November 20, 2008, we submitted the following matters to a vote of its shareholders, all of which were approved:

1. Election of Directors:

Name of Director	Votes For	Votes Withheld
Shant S. Hovnanian	3,133,558	135,172
Vahak S. Hovnanian	3,073,315	195,415
William F. Leimkuhler	3,112,390	156,340
Jeffrey Najarian	3,114,709	154,021
Christopher Vizas	3,114,709	154,021

2. Ratification of Amper, Politziner & Mattia, LLP as the Company’s  registered public accounting firm:

Votes For	Votes Against	Abstentions
3,190,190	60,967	17,573

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for quotation on the Nasdaq Stock Market and trades under the symbol “SPDE.” The following table sets forth high and low trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale
2008
First quarter	$2.00	$1.22
Second quarter	3.25	1.01
Third quarter	1.40	0.25
Fourth quarter	1.17	0.28

2007
First quarter	$5.96	$4.60
Second quarter	5.04	2.40
Third quarter	3.52	1.92
Fourth quarter	3.92	1.40

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

On several occasions in the past, we were not in compliance with the Marketplace Rules of the Nasdaq Stock Market (“Nasdaq”), which require listed companies to maintain a closing bid price equal to or greater than $1.00.

In December 2008, the Company received written notification from Nasdaq that it no longer complied with Nasdaq’s audit committee and independent director requirements under Marketplace Rules. The Company has until the earlier of the Company’s next annual shareholders’ meeting or December 2, 2009 to regain compliance with both the independent director and audit committee requirements.

In addition, the Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.  Nasdaq advised the Company that it does not currently comply with Nasdaq’s Marketplace Rule 5250(c)(1) since it has not yet filed its Form 10-Q for the period ended June 30, 2009.  On August 12th, 2009, the Company announced that it received approval from Nasdaq for the plan the Company submitted to Nasdaq on June 15, 2009 for regaining compliance with Nasdaq filing requirements set forth in Marketplace Rule 5250(c)(1) (the “Rule”).  As a result, Nasdaq has granted the Company a time extension to comply with the filing requirements set forth in the Rule.  The extension will allow the Company to regain full compliance with the applicable Nasdaq filing requirements, and for the Company to maintain its securities listing, provided that the Company files its Form 10-K for the year ended December 31, 2008, its Form 10-Q for the period ended March 31, 2009, and its 10Q for the period ended June 30, 2009, as required by the Rule, no later than October 13th, 2009.

The Company expects that it will file its Form 10-K for the year ended December 31, 2008, and its 10-Q for the periods ending March 31, 2009 and June 30, 2009, on or before October 13, 2009, at which time the Company will be in compliance with Marketplace Rule 5250(c)(1).

On August 31, 2009, the closing trade price of our Common Stock was $2.87 per share. As of December 31, 2008, there were approximately 200 shareholders and, to the best of our belief, approximately 2,500 beneficial owners of our Common Stock. During the year ended December 31, 2008, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Index

Issuer Purchases of Equity Securities

The following table sets forth certain information regarding repurchases by the Company of its own equity securities during the fourth quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2008 -
October 31, 2008	40,409	$0.85	40,409	$363,389
November 1, 2008 -
November 30, 2008	0	$-	0	$363,389
December 1, 2008 -
December 31, 2008	0	$-	0	$363,389
Total	40,409	$0.85	40,409	$363,389

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

Equity Compensation Plans

Information regarding our Common Stock authorized for issuance under equity compensation plans is included in Item 11 of this Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. and Density Dynamics Corporation.

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a pioneer in environmentally friendly solid-state storage and I/O acceleration technology.

For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 10, Business Segment Information.”

Zargis Medical Corp.
Zargis is a medical device company focused on improving health outcomes and cost effectiveness through the development of computer-aided medical devices and telemedicine based delivery systems.   Zargis was formed in 2001 when we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation.  As part of this transaction, Siemens contributed certain intellectual property including a core technology used in the Zargis Cardioscan™ device (Cardioscan).

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and additional clearances in September 2005 and March 2006.

Index

In addition to the development of Cardioscan, Zargis has been awarded several contracts by the U.S. Army, most recently in October of 2008, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At December 31, 2008, as a result of continued investment, our primary equity ownership interest was approximately 93%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.

Density Dynamics
In March 2008, we obtained approximately a 75% equity interest in Density Dynamics Corporation. Density Dynamics is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

Density Dynamics is continuing development of its line of environmentally friendly solid-state storage and I/O acceleration technology. The Density Dynamics Jet.io Solid RamFlash Solid State Drive product line provides innovative solutions for high performance storage requirements that greatly reduce the complexity, space requirements, and power requirements compared to traditional storage solutions. The Jet.io products are unique because they provide a scalable industry standard 3.5” drive format and also use patented low power DRAM technology which provides low latency, high IOPS and long durability.

Other Business Activities
F&B Gudtfood
As a result of continued losses at the two F&B restaurant locations we closed one F&B restaurant store in 2007 and in October 2008 transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the period ending December 31, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.”

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.

Investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of December 31, 2008, we had not sold any securities that we did not own.

We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there is significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company made an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Index

Critical Accounting Policies

General
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

Financial instruments
Our financial instruments consist primarily of cash equivalents and marketable securities. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

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

Long-lived assets
Long-lived assets, including fixed assets and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.

Share-Based Payments
We account for share-based payments under FASB 123R, “Share-Based Payment.” Under this method, we record compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis.

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

If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  During the years December 31, 2008 and 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Contingencies
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

Index

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues increased approximately $145,000 from $11,000 for the year ended December 31, 2007 to approximately $156,000 for the year ended December 31, 2008. Revenues consisted primarily of a service contract completed by Zargis.

Selling, general and administrative expenses increased approximately $2,212,000 from approximately $2,819,000 for the year ended December 31, 2007 to approximately $5,031,000 for the year ended December 31, 2008. This increase is primarily a result of the inclusion of Density Dynamics in the amount of approximately $1,287,000, and an increase of approximately $1,300,000 in withholding tax related expenses (see below) in the corporate segment, and legal expenses in connection with litigating patent infringement claims in the amount of approximately $125,000 in the corporate segment. Density Dynamics is included in the consolidated financial statements of the Company since March 5, 2008, the date of acquisition.

Research and development expenses increased approximately $1,313,000 from approximately $1,613,000 for the year ended December 31, 2007 to approximately $2,926,000 for the year ended December 31, 2008. This increase is primarily a result of an increase in the amount of approximately $941,000 from the inclusion of Density Dynamics, included in the consolidated financial statements of the Company since March 5, 2008, the date of acquisition, and an increase in the amount of approximately $582,000 as a result of continuing development of Zargis’ medical device technology.  The increase for the year ended December 31, 2008 is net of a decrease in the amount of approximately $210,000 in connection with the Company’s Internet initiatives as a result of less development work being done in 2008.

Depreciation and amortization increased approximately $21,000 from approximately $63,000 for the year ended December 31, 2007 to approximately $84,000 for the year ended December 31, 2008. This increase is primarily a result of an increase from Density Dynamics in the amount of approximately $72,000, net of a decrease in the amount of approximately $34,000 as a result of the completion of amortization of Zargis medical technology in 2007 and a decrease in the amount of approximately $17,000 as a result of assets becoming fully depreciated in the corporate segment. Density Dynamics is included in the consolidated financial statements of the Company since March 5, 2008, the date of acquisition.

Investment income decreased approximately $311,000 from a net gain in the amount of approximately $851,000 for the year ended December 31, 2007 to a net gain in the amount of approximately $540,000 for the year ended December 31, 2008. Net interest expense increased approximately $51,000 from $0 for the year ended December 31, 2007 to approximately $51,000 for the year ended December 31, 2008. This net increase in interest expense is due to interest and dividends of approximately $51,000 relating to a convertible note issued to a minority owner in 2008.  These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Non Recurring Charges
Withholding Tax Provision

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”).  Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims.  The Company appealed the IRS proposed tax adjustment and while the appeal process is underway, any related IRS levy has been stayed.  The Company took the step to set aside sufficient cash to satisfy the Claim and other potential obligations that may arise with respect to this issue. The Company has established a reserve of $1.3 million in accrued expenses and recorded a charge to selling, general and administrative expenses for this claim at December 31, 2008.

Recently, the Company met with officials of the IRS and proposed a settlement that would relieve the Company of responsibility for payment of the Federal income tax withholding with respect to the $2.8 million payment in exchange for the payment by the Company of Social Security and Medicare taxes (including associated interest) on such amount.  While the Company reasonably believes that a settlement will be achieved and expects a decision before the end of October of 2009, there can be no assurance that a settlement will be reached or that the ultimate payment will be below the amount levied.

Non-public Company Investment Impairment.

We have invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there is significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Index

Intellectual Property Impairment.

The Company’s acquisition of Density Dynamics included certain intangible assets which had a carrying value of $0.5 million at December 31, 2008, before adjustment. However, during the fourth quarter of 2008, in light of market conditions affecting the ability of this business to obtain credit and to raise money in the capital markets and, our ability to fund this operation and generate sufficient cash to fully realize these assets, the realization of these assets became uncertain. As a result, during the fourth quarter of 2008, we recognized an impairment loss in the amount of approximately $0.5 million.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2008, we had an accumulated deficit of approximately $83,116,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We may not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. In addition, a bankruptcy filing by one or more of our strategic investments could cause us to lose our investment and/or control and could prevent us from sharing in any future success of those strategic investments. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.  Should we be successful in securing the necessary capital to continue operations, it is likely that such arrangements would result in significant dilution to each shareholder’s ownership interest in the Company.

Net cash used in operating activities was approximately $6,070,000 for the year ended December 31, 2008 compared to approximately $3,310,000 for the year ended December 31, 2007. This net increase in cash used in operating activities is primarily the result of an increase in operating expenses.

Net cash provided by investing activities was approximately $2,984,000 for the year ended December 31, 2008 compared to approximately $1,953,000 for the year ended December 31, 2007. This net increase in cash provided by investing activities is primarily the result of an approximately $2,997,000 maturation in 2008 of United States Treasury bills purchased in 2007.

Net cash provided from financing activities was approximately $248,000 for the year ended December 31, 2008 compared to net cash used in financing activities of approximately $1,700 for the year ended December 31, 2007. This net increase in cash provided by financing activities is a result of proceeds received from note financing by a minority investor.

At December 31, 2008, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $146,000. Minimum lease payments of approximately $131,000 and approximately $15,000 are due during the years ending December 31, 2009 and 2010, respectively. In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corporation (“DDC”), a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000. In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.

Index

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The fair value of the net assets acquired as of the acquisition date has been allocated: $195,000 to current assets, $34,000 to non current assets, $580,000 to other intangible assets and $(809,000) to liabilities. The $580,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) was being amortized over a period of seven years until written off  in the fourth quarter of 2008.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2008 consolidated balance sheet. For the year ended December 31, 2008, the Company has recorded accrued dividends on this redeemable preferred stock in the amount of $47,000 and has included it as a liability on its December 31, 2008 consolidated balance sheet.

In July 2008, DDC sold 300,000 shares of its common stock for a price of $1 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to the minority owner of DDC. The investment by Speedus has been eliminated in consolidation. The investment by the minority owner has been reflected in additional paid-in-capital during the year ended December 31, 2008. In connection with this sale of stock, DDC issued seven year warrants to purchase 56,250 and 18,750 shares of DDC common stock to Speedus and the minority owner, respectively, for a purchase price of $1 per share.

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. At December 31, 2008, $75,000 had been advanced by each of the Company and the minority owner. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the minority owner. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The loan by the Company has been eliminated in consolidation. For the year ended December 31, 2008, accrued interest on the convertible note to the minority owner in the amount of $4,000 has been recorded as interest expense and accrued interest on the convertible note to the Company in the amount of $4,000 has been eliminated in consolidation.

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At December 31, 2008 and 2007, we had not sold any securities that we did not own.

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

Index

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued after December 15 2008.  The adoption of FSP 142-3 is not expected to have a material impact on the consolidated results of operations and financial condition.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) no. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  Unlike SAS 69, SFAS 162 is directed to the entity rather than the auditor.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, SFAS 162 is effective November 15, 2008 and did not have any material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock “ (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included under Item 15 of this Form 10-K.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2008 we dismissed PricewaterhouseCoopers LLC as our registered public accounting firm.  PricewaterhouseCoopers had previously been engaged as the principal accountant to audit our financial statements and reported on the consolidated financial statements of the Company as of December 31, 2007 and for the year then ended.  The decision to change accountants was approved by our board of directors on April 30, 2008.  In connection with our change in accountants, there were no disagreements or reportable events required to disclosed pursuant to Regulation S-K, Item 304(a)(l)(v).  The Company engaged Amper, Politziner & Mattia LLP (formerly Amper, Politziner & Mattia, P.C.) as its new registered public accounting firm as of April 30, 2008.  The Company’s Audit Committee of the Board of Directors participated in and approved the decision to engage the Company’s new registered public accounting firm.

Index

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report on Form 10-K. This conclusion was based on the material weakness indentified in the Company's internal control over financial reporting as noted below. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-I5(f) and I5d-15(f) of the Securities Exchange Act of 1934, as amended). The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("GAAP").

The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets;

•
provide reasonable assurance that the Company's transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and the Company's directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting cannot prevent or detect every potential misstatement. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decline.

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control ─ Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2008 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the following material weaknesses:

•	Timely closing of books and filing of reports

•	Failure to file timely tax returns. Although we have filed extensions and made payments, where applicable, no income tax returns have been filed since 2005.

Management commenced a number of efforts to remediate the weaknesses noted above including the hiring of a financial consultant and the appointment of a new CFO.

Index

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the names, ages and titles of the persons who were Directors and/or executive officers of the Company as of December 31, 2008.

Name	Age	Position
Shant S. Hovnanian	49	Chairman of the Board of Directors, President and Chief Executive Officer
Vahak S. Hovnanian	77	Director
William F. Leimkuhler	57	Director
Jeffrey Najarian	50	Director
Thomas M. Finn (1)	61	Secretary, Treasurer and Chief Financial Officer
John A. Kallassy (1)	44	Executive Vice President, Chief Executive Officer – Zargis Medical Corp.

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

(1) Effective on August 17, 2009, John Kallassy replaced Thomas Finn as treasurer and chief financial Officer.  Mr. Kallassy will also remain chief executive officer of Speedus Corp.’s subsidiary Zargis Medical Corp.

Index

Board of Directors and Audit Committee Composition

In December 2008, the Company received written notification from The Nasdaq Stock Market that it no longer complied with Nasdaq’s audit committee and independent director requirements under Marketplace Rules. The Company has until the earlier of the Company’s next annual shareholders’ meeting or December 2, 2009 to regain compliance with both the independent director and audit committee requirements. If the Company does not comply with the rules by that date, the Company will receive notification that its common stock will be delisted from The Nasdaq Stock Market. At that time, the Company may appeal the delisting determination to a Listing Qualifications Panel.

Audit Committee

The Audit Committee of the Board currently consists of William F. Leimkuhler (Chairman) and Jeffrey Najarian, all independent non-employee directors. The Audit Committee has the duties and responsibilities set out in the Audit Committee Charter. Those include: selection and appointment of the independent auditor, review of its independence and of other services provided by it, and of the fees and other arrangements regarding its services; review with the independent auditor and management of the scope of the audit, and of significant financial reporting issues and judgments; review with the independent auditor and management of the annual audited financial statements and of the quarterly financial statements; and review with the independent auditor and management of the quality and adequacy of internal controls. The Board has determined that Mr. Leimkuhler is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission.

The Audit Committee has adopted a charter which is available in the Investor Relations section of the Company's website at www.speedus.com.

Audit Committee Report

Management is responsible for the Company's internal control, consolidated financial statements and the financial reporting process. Amper, Politziner & Mattia, LLP (“Amper”) served as the Company's independent public accountants in 2008 and is responsible for expressing an opinion on those consolidated financial statements based upon an audit in accordance with auditing standards generally accepted in the United States of America. The Committee's responsibilities include the monitoring and oversight of these processes.

The Committee has met and held discussions with management and Amper. The Committee has also reviewed and discussed the 2008 quarterly and annual consolidated financial statements with management and Amper. The Committee has also discussed with Amper matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”, issued by the Auditing Standards Board of the American Institute of Certified Public Accountants.

Amper has also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and the Committee discussed with Amper that firm's independence.

Based upon the Committee's review and discussion of the 2008 annual consolidated financial statements with management and Amper, the Committee recommended to the Board of Directors that the Company’s audited 2008 consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

The Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available in the Investor Relations section of the Company's website at www.speedus.com. A copy of either Code may also be obtained without charge by any person upon written request to Speedus Corp., 1 Dag Hammarskjold Blvd, Freehold, New Jersey 07728, Attention: Chief Financial Officer.

Index

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's Directors, executive officers and holders of more than 10% of the outstanding Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Commission and the Company is required to disclose any failure by such persons to file these reports in a timely manner for the 2008 fiscal year.  Based solely upon the Company's review of copies of such reports furnished to it, the Company believes that for the 2008 fiscal year its Directors, executive officers and holders of more than 10% of the outstanding Common Stock complied with all reporting requirements of Section 16(a) under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the salary and bonus, as well as certain other compensation, paid or accrued to each of the three most highly compensated executive officers of the Company (the "Named Executive Officers")  for the years ended December 31, 2008, 2007 and 2006 in all capacities in which they served. See “Employment Agreements”.

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards (1)		Non-Equity Incentive Plan Compen- sation		Non- qualified Deferred Compen- sation Earnings		All Other Compen- sation (2)		Total
Shant S. Hovnanian	2008	$275,000	$	---	$	---	$	---	$	---	$	---		$75,162	$350,162
Chief Executive Officer	2007	275,000		---		---		---		---		---		171,526	446,526
	2006	268,750		---		---		484,000		---		---		164,780	917,530
Thomas M. Finn	2008	$232,000	$	---	$	---	$	---	$	---	$	---	$	---	$232,000
Chief Financial Officer	2007	230,625		---		---		---		---		---		---	230,625
	2006	220,325		---		---		---		---		---		---	220,325
John A. Kallassy	2008	$225,000		$7,000	$	---	$	---	$	---	$	---	$	---	$232,000
Executive Vice President	2007	225,000		53,000		---		---		---		---		---	278,000
	2006	225,000		24,000		---		---		---		---		---	249,000

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

Grants of Plan-Based Awards

There were no grants of options to purchase Common Stock made to Named Executive Officers during 2008.

Index

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding stock option awards held by the Named Executive Officers as of December 31, 2008. None of the Named Executive Officers have ever received any stock awards.

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Shant S. Hovnanian	62,500	---	---	$19.360	6/11/2009
	31,925	---	---	4.000	4/3/2011
	62,500	---	---	4.400	4/25/2012
	100,000	---	---	5.080	8/10/2016
Thomas M. Finn	5,000	---	---	$19.360	6/11/2009
	33	---	---	21.360	4/30/2009
	35	---	---	20.800	5/31/2009
	2,784	---	---	4.000	4/3/2011
	25,000	---	---	4.700	6/10/2013
John Kallassy	56,250	---	---	$12.000	9/5/2010
	28,125	---	---	4.000	4/3/2011
	25,000	---	---	6.000	7/15/2015

For additional information regarding stock options, see “Notes to Consolidated Financial Statements - Note [5], Stockholders’ Equity.”

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during 2008 and none of the Named Executive Officers have ever received any stock awards.

Compensation Committee

The Compensation Committee of the Board currently consists of Jeffrey Najarian (Chairman) and William F. Leimkuhler, all independent non-employee directors. The Compensation Committee establishes and administers the Company's policies regarding compensation. In addition, the Compensation Committee, as well as the Board of Directors, administers the Company's Stock Incentive Plan and determines which eligible employees and consultants of the Company may participate in the Plan and the type, extent and terms of the awards to be granted to them.

Compensation Discussion and Analysis

The Company's compensation policy for all of its executive officers is formulated and administered by the Compensation Committee of the Board. Compensation of the Company’s executive officers, exclusive of the Chief Executive Officer, is developed and approved by the Chief Executive Officer, subject to oversight by the Compensation Committee. Compensation of the Chief Executive Officer is developed and approved by the Compensation Committee. The Compensation Committee, as well as the Board of Directors, also administers the Company's Stock Incentive Plan, under which grants of various stock-based incentives may be made to employees (including executive officers), directors and consultants.

The primary goals of the Company's compensation policy are to attract, retain and motivate skilled executive officers and to provide incentives for them to act in the best interests of the Company's stockholders.  In determining the level of executive compensation, certain quantitative and qualitative factors, including, but not limited to, the Company's operating and financial performance, the individual's level of responsibilities, experience, commitment, leadership and accomplishments relative to stated objectives, and marketplace conditions are taken into consideration.

The Company's compensation program for executives consists of four key elements, discussed in greater detail below: (1) base salary, (2) consideration for a performance-based bonus, (3) periodic grants of stock-based incentives, and (4) other benefits and perquisites.

Index

Base Salary. Base salary amounts for executive officers take into account such factors as competitive industry salaries, an executive's scope of responsibilities, and individual performance and contribution to the organization.

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

Section 162(m) of the Code.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits the deductibility by the Company of compensation paid in any one year to any executive officer named in the Summary Compensation Table to $1,000,000. Option awards under the Stock Incentive Plan made in conformity with the “performance-based” exemption from Section 162(m) will be exempt from the limits of Section 162(m). While the Company’s policy has always been to pursue a strategy of maximizing deductibility of compensation for all of its employees, the Compensation Committee believes it is important to maintain the flexibility to take actions it considers to be in the best interest of the Company and its stockholders, which may be based on considerations in addition to Section 162(m). In 2008, none of the executive officers were paid cash compensation in excess of $1,000,000.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

By the Compensation Committee
of the Board of Directors:
Jeffrey Najarian (Chairman)
William F. Leimkuhler

Index

Compensation of Directors

The following table sets forth information regarding the cash fees, as well as certain other compensation, paid or accrued to our Directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards (1) (2)	Non-Equity Incentive Plan Compen- sation		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings		All Other Compen- sation		Total
Vahak S. Hovnanian	$24,000	$	---	$825	$	---	$	---	$	---	$24,825
William F. Leimkuhler	72,000		---	825		---		---		---	72,825
Jeffrey Najarian	24,000		---	825		---		---		---	24,825
Christopher Vizas	66,000		---	825		---		---		---	66,825

(1) In determining the aggregate grant date fair value, the stock options were valued using the Black-Scholes option pricing model. For information on the key assumptions used in valuing the options, see “Notes to Consolidated Financial Statements - Note 2, Summary of Significant Accounting Policies - Stock options.”

(2) At December 31, 2008, Messrs. Hovnanian, Leimkuhler, Najarian and Vizas held stock options in the aggregate amounts of 29,625, 32,563, 27,500 and 25,000, respectively.

During 2008, our Directors who are not officers or employees ("Non-Employee Directors") received an annual retainer of $24,000, except for Mr. Vizas who received $22,000 reflecting a pro-ration as a result of Mr. Vizas’ becoming Executive Chairman and employee of one of the Company’s subsidiaries effective December 2, 2008. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000. Mr. Vizas received an additional retainer for services as a Director of two of the Company’s subsidiaries and as the Chairman of the Company’s Governance and Nominating Committee in the aggregate amount of $44,000, reflecting a pro-ration as discussed above. Thereafter, Mr. Vizas resigned from the Board of Directors effective December 29, 2008. In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 1,250 shares of Common Stock that are fully vested and immediately exercisable. Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 2,500 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

We entered into an agreement effective April 1, 2006 with Mr. Shant S. Hovnanian, Chairman and Chief Executive Officer of the Company. The agreement has a three-year term and provides for an initial annual salary of $275,000. Under the agreement, Mr. Hovnanian is entitled to be considered for an annual performance based bonus targeted at 50% or greater of his base salary, use of a Company apartment and car, a country club membership (which Mr. Hovnanian has not taken) and a $2,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under the new agreement, Mr. Hovnanian was also granted 100,000 options in August 2006 to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

We entered into an employment agreement effective September 5, 2000, and revised in 2006 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $225,000, subject to periodic review, and annual bonuses based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 56,250 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. 4,688 of these options were fully vested and immediately exercisable at the date of grant. Of the balance, 4,688 options become exercisable each three months after September 5, 2000 and all options are now fully vested and exercisable. In 2005, Mr. Kallassy’s bonus and salary were combined and the aggregate total paid as salary. Thereafter, Mr. Kallassy became entitled to bonuses based upon the achievement of certain agreed upon milestones.

Index

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

The following table sets forth information as of August 31, 2009 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a Director or Director nominee of the Company; (iii) each of our executive officers, and (iv) all of our Directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially Owned (1)
Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	818,379	18.5
Vahak W. Hovnanian Asset Trust, the Paris J. Hovnanian Asset Trust and the Charentz J. Hovnanian Asset Trust (4)	390,000	8.8
Vahak S. Hovnanian (5)	726,915	16.4
William F. Leimkuhler (6)	32,563	*
Jeffrey Najarian (7)	27,500	*
Thomas M. Finn (8)	32,852	*
John Kallassy (9)	181,700	3.0
XO Holdings, Inc. (10)	500,000	11.3
All Directors and Executive Officers as a group (total 6 persons)	2,209,909	48.8
* Less than 1% of the outstanding Common Stock

(1)           Pursuant to the regulations of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

(2)           Includes options to purchase 256,925 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(3)           Includes 34,375 shares of Common Stock owned by Mr. Shant S. Hovnanian’s minor children for which Mr. Hovnanian, as custodian, has sole voting power.

(4)           These shares were donated by Shant S. Hovnanian as gifts to and held in equal portions by (i) the Vahak W. Hovnanian Asset Trust, (ii) the Paris J. Hovnanian Asset Trust and (iii) the Charentz J. Hovnanian Asset Trust (collectively, the "Trusts"), which were established for the benefit of Mr. Hovnanian’s minor children. Mr. Hovnanian’s wife is the trustee of the Trusts.

(5)           Includes options to purchase 29,625 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(6)           Includes options to purchase 32,563 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(7)           Includes options to purchase 27,500 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(8)           Includes options to purchase 32,852 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(9)           Includes options to purchase 159,375 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

Index

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

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for further issuance
Equity compensation plans approved by security holders	617,088		$6.98	106,869
Equity compensation plans not approved by security holders	---	$	---	---
Total	617,088		$6.98	106,869

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under ‘Director Compensation’ included in Item 11. of this Form 10-K is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2008 and 2007, the Company paid or accrued $140,000 and $207,000 for audit fees to Amper, Politziner & Mattia, LLP and PricewaterhouseCoopers LLP, respectively.

Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2008 and 2007, the Company did not pay or accrue any amounts for audit-related fees.

Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2008 and 2007, the Company paid or accrued $60,000 and $56,000 for tax fees to Amper, Politziner & Mattia, LLP and PricewaterhouseCoopers LLP, respectively.

All Other Fees represent fees for services rendered other than those described above. For the year ended December 31, 2008, the Company paid PricewaterhouseCoopers LLP $5,000 in fees in connection with the Company’s change in its principal accountant. For the year ended December 31, 2007, the Company did not pay or accrue any amounts for all other fees.

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

Index

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements	Page(s)

	Reports of Independent Registered Public Accounting Firms	35-36

	Consolidated Balance Sheets as of December 31, 2008 and 2007	37

	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	38

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007	39

	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	40

	Notes to Consolidated Financial Statements	41-55

(b) Exhibits

3.1a	Certificate of Incorporation. (1)

3.1b	Certificate of Amendment to Certificate of Incorporation dated November 28, 2007 (2)

3.2	By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

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

14	Code of Ethics for Chief Executive Officer and Senior Finance Officers (6)

21	Subsidiaries of Speedus Corp. (1)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

---------------------------------------------------

Index

(1)	Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

(2)	Incorporated by reference to the Company's Form 8-K filed on December 4, 2007.

(3)	Incorporated by reference to the Company's Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company's Definitive Proxy Statement filed on October 13, 2005.

(5)	Incorporated by reference to the Company's Form 10-Q filed on August 14, 2006.

(6)	Incorporated by reference to the Company's Form 10-K filed on April 2, 2007.

(7)	Filed herewith.

(c) Financial Statement Schedules

None.

Index

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Speedus Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Speedus Corp. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Speedus Corp. and its Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses and net cash outflows from operations since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have also audited the adjustments to the 2007 consolidated financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 8. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2007 consolidated financial statements taken as a whole.

S/Amper, Politziner, & Mattia, LLP
October 12, 2009
New York, New York

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Speedus Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period ended December 31, 2007, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 8, present fairly, in all material respects, the financial position of Speedus Corp. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Note 8 are not presented herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 8 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP
New York, New York
March 27, 2008

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,007,757	$8,859,802
United States Treasury bills	---	2,996,700
Marketable securities	2,633	92,190
Other current assets	58,068	18,430
Total current assets	6,068,458	11,967,122
Property and equipment, net of accumulated depreciation of $39,150 and $26,784	47,011	21,920
Other investments	---	800,000
Other assets	22,447	33,447
Net assets of discontinued operations	---	467,078
Total assets	$6,137,916	$13,289,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174,293	$6,629
Accrued liabilities	1,898,167	1,140,720
Convertible note to minority shareholder	328,883	---
Current portion of redeemable preferred stock	378,110	---
Total current liabilities	2,779,453	1,147,349

Redeemable preferred stock ($.0001 par value;100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	378,110	---
Net liabilities of discontinued operations	---	289,867
Total liabilities	3,157,563	1,437,216

Commitments and Contingencies

Stockholders' equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized): Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	---	---
Common stock ($.01 par value; 50,000,000shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	92,178,868	91,797,457
Treasury stock (at cost; 1,502,410 and 1,445,634 shares)	(6,136,611)	(6,085,078)
Accumulated deficit	(83,116,284)	(73,914,408)
Stockholders' equity	2,980,353	11,852,351
Total liabilities and stockholders' equity	$6,137,916	$13,289,567

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007

Revenues	$155,870	$11,000

Expenses:
Selling, general and administrative	5,031,428	2,819,022
Research and development	2,926,068	1,612,872
Impairment loss on intangible assets	518,210	---
Impairment loss on other investments	800,000	---
Depreciation and amortization	84,114	62,527
Cost of sales	30,352	17,913
Total operating expenses	9,390,172	4,512,334

Operating loss	(9,234,302)	(4,501,334)

Investment income	540,432	851,001
Interest expense	(50,703)	---

Loss from continuing operations	(8,744,573)	(3,650,333)

Loss from discontinued operations	(351,938)	(767,717)
Loss from disposal of discontinued operations	(105,365)	---

Loss from discontinued operations	(457,303)	(767,717)

Net loss	$(9,201,876)	$(4,418,050)

Per share:
Loss per common share - basic and diluted:
Continuing operations	$(2.19)	$(0.92)
Discontinued operations	(0.12)	(0.19)

Loss per common share - basic and diluted	$(2.31)	$(1.11)

Weighted average common shares outstanding - basic and diluted	3,976,107	3,992,044

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2007 and 2008

							Total
	Common Stock		Additional	Treasury Stock		Accumulated	Stockholders'
	Amount	Shares	Paid-in-capital	Amount	Shares	Deficit	Equity

Balance, January 1, 2007	$54,380	5,438,006	$91,627,241	$(6,083,360)	1,445,221	$(69,496,358)	$16,101,903

Stock based compensation			170,216				170,216

Repurchase of common stock				(1,718)	413		(1,718)

Net loss						(4,418,050)	(4,418,050)

Balance, December 31, 2007	54,380	5,438,006	91,797,457	(6,085,078)	1,445,634	(73,914,408)	11,852,351

Stock based compensation			306,411				306,411

Repurchase of common stock				(51,533)	56,776		(51,533)

Capital contribution in subsidiary by minority investor			75,000				75,000

Net loss						(9,201,876)	(9,201,876)

Balance, December 31, 2008	$54,380	5,438,006	$92,178,868	$(6,136,611)	1,502,410	$(83,116,284)	$2,980,353

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008		2007
Cash flows from operating activities:
Net loss		$(9,201,876)	$(4,418,050)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		112,763	265,634
Unrealized investment (gains)/losses		15,901	(136,963)
Stock based compensation		306,411	170,216
Impairment loss on intangible assets		518,210	---
Impairment loss on other assets		800,000	---
Accrued dividends on preferred stock		46,820	---
Accrued interest on convertible note		3,883	---
Changes in operating assets and liabilities, net of acquisition:
Marketable securities		73,656	398,784
Other current assets		216,555	64,031
Other assets		402,680	(57,388)
Accounts payable		127,880	(16,392)
Accrued liabilities		507,364	419,748
Net cash used in operating activities		(6,069,753)	(3,310,380)

Cash flows from investing activities:

Property and equipment additions		(13,015)	(40,261)
United States Treasury bills:
Purchases		0	(19,006,450)
Maturities		2,996,700	21,000,000
Net cash provided by investing activities		2,983,685	1,953,289

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor		325,000	---
Capital contribution in subsidiary by minority investor		75,000	---
Redemption of preferred stock		(100,000)	---
Repurchase of stock		(51,533)	(1,718)
Net cash provided by (used in) financing activities		248,467	(1,718)

Net decrease in cash and cash equivalents		(2,837,601)	(1,358,809)

Cash and cash equivalents, beginning of year		8,845,358	10,204,167
Cash and cash equivalents, end of year		$6,007,757	$8,845,358

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets		$195,000
Non current assets		34,000
Other intangible assets		580,400
Less-liabilities assumed:
Redeemable preferred stock		(809,400)
Cash paid		---
less-cash acquired		---
Acquisition of business, net of cash acquired	$	---

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Business Overview
Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. and Density Dynamics Corporation.

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a pioneer in environmentally friendly solid-state storage and I/O acceleration technology.

For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 11, Business Segment Information.”

Zargis Medical Corp.
Zargis is a medical device company focused on improving health outcomes and cost effectiveness through the development of computer-aided medical devices and telemedicine based delivery systems.   Zargis was formed in 2001 when we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation.  As part of this transaction, Siemens contributed certain intellectual property including a core technology used in the Zargis Cardioscan™ device (Cardioscan).

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At December 31, 2008, as a result of continued investment, our primary equity ownership was approximately 93%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.

Density Dynamics
In March 2008, we obtained approximate a 75% primary equity ownership in Density Dynamics Corporation. Density Dynamics is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

Other Business Activities
F&B Gudtfood.
As a result of continued losses at the two F&B restaurant locations we closed one F&B restaurant store in 2007 and in October 2008 transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the years ending December 31, 2008 and 2007.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during 2008 and 2007.

Index

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.    These entities had limited operations during 2008 and 2007.

Liquidity
We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2008, we had an accumulated deficit of approximately $83,116,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We may not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

These conditions raise substantial doubt about our ability to continue as a going concern.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. In addition, a bankruptcy filing by one or more of our strategic investments could cause us to lose our investment and/or control and could prevent us from sharing in any future success of those strategic investments. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.  Should we be successful in securing the necessary capital to continue operations, it is likely that such arrangements would result in significant dilution to each shareholder’s ownership interest in the Company.

2. Summary of Significant Accounting Policies

Financial statements and principles of consolidation
The consolidated financial statements include the accounts of Speedus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Through the year ended December 31, 2008,  Zargis Medical and Density Dynamics continued to generate losses which reduced the minority investors’ interest to zero.  As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SPIC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2008 and 2007, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $3,000 and approximately $92,000 as of December 31, 2008 and 2007, respectively.

Index

Other investments
We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there is significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Other investments consist of:

	December 31,
	2008	2007
(a) 791,667 shares of preferred stock of a non-publicly held cardiovascular technology company, recorded at cost in the amount of $300,000. In connection with this investment, the Company also received warrants to purchase 150,000 shares of common stock at $.40 per share. This investment was acquired in 2004. An impairment charge of $300,000 was recorded in the fourth quarter of 2008.	$-	$300,000

(b) an investment in an entity specifically formed to invest in convertible preferred stock in a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The preferred stock is convertible into shares of common stock at a conversion price equal to 50% of the price of the common stock in an initial public offering. This investment was acquired in 2005. An impairment charge of $250,000 was recorded in the fourth quarter of 2008.	$-	250,000

(c) an investment in an entity specifically formed to invest in a senior third-party note of a non-publicly held online and directory assistance company, recorded at cost in the amount of $250,000. The note is convertible into shares of common stock at a conversion price equal to the price of the common stock in an initial public offering. This investment was acquired in 2005. An impairment charge of $250,000 was recorded in the fourth quarter of 2008	$-	250,000
	$-	$800,000

Intellectual Property Impairment.
The Company’s acquisition of Density Dynamics included certain intangible assets which had a carrying value of $0.5 million at December 31, 2008, before adjustment. However, during the fourth quarter of 2008, in light of market conditions affecting the ability of this business to obtain credit and to raise money in the capital markets, and our ability to fund this operation and generate sufficient cash to fully realize these assets, the realization of these assets became uncertain. As a result, during the fourth quarter of 2008, we recognized an impairment loss in the amount of $0.5 million.

Securities sold and not purchased
The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At December 31, 2008 and 2007, there were no securities sold and not purchased.

Index

Fair Value of Financial Instruments
Cash and cash equivalents, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to Statement of Financial Statements (“SFAS”) No. 157 “Fair Value Measurements”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Long-lived assets
The Company periodically evaluates the net realizable value of long-lived assets, including fixed and intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, relying on anticipated future cash flows. The Company’s evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Revenue Recognition
Zargis Medical recognizes revenue upon completion of services performed under contracts, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition".

Income Taxes
As required by Statement SFAS No. 109, “Accounting for Income Taxes,” the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities.

Earnings Per Share
Basic and diluted earnings/(loss) per common share are determined in accordance with SFAS No. 128, “Earnings Per Share”.

For the years ended December 31, 2008 and 2007, outstanding stock options and warrants in the weighted average amounts of 558,000 and 544,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options
The Company accounts for stock options under SFAS 123R, “Share-Based Payment”.  Under this method,  the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the years ended December 31, 2008 and 2007 was $306,000 and $170,000, respectively. For the years ended December 31, 2008 and 2007, as a result of SFAS 123R, the net loss increased by these amounts and both basic and diluted loss per share increased $0.08 and $0.04, respectively.

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock over the period commensurate with the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rates are equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Estimated forfeiture rates are based on historical experience. These assumptions were:

Index

	Year ended December 31,
	2008	2007

Risk-free interest rates	2 - 4%	5%
Expected lives	3 - 6 years	6 years
Expected forfeiture rates	11 - 30%	11 - 30%
Expected volatility	106 - 124%	60 - 145%
Expected dividend yield rates	0%	0%

Under the provisions of Emerging Issues Task Force No. 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling, goods and services”, the fair value of the equity interests will be recognized as an expense over a period of time when the requisite conditions are met.

Recent Accounting Pronouncements
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

In December 2007, the Financial Accounting Standards Board issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. FASB 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material impact on the consolidated results of operations and financial condition.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued after December 15 2008.  The adoption of FSP 142-3 is not expected to have a material impact on the consolidated results of operations and financial condition.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) no. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  Unlike SAS 69, SFAS 162 is directed to the entity rather than the auditor.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, SFAS 162 is effective November 15, 2008 and did not have any material impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock “ (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

Index

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

3. Acquisition

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

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The fair value of the net assets acquired as of the acquisition date has been allocated: $195,000 to current assets, $34,000 to non current assets, $580,000 to other intangible assets and $(809,000) to liabilities. The $580,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) was being amortized over a period of seven years until written off as impaired in the fourth quarter.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2008 consolidated balance sheet. For the year ended December 31, 2008, accrued dividends on the redeemable preferred stock in the amount of $47,000 has been recorded as interest expense.

In July 2008, DDC sold 300,000 shares of its common stock for a price of $1 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to the minority owner of DDC. The investment by Speedus has been eliminated in consolidation. The investment by the minority owner has been reflected in additional paid-in-capital during the year ended December 31, 2008. In connection with this sale of stock, DDC issued seven year warrants to purchase 56,250 and 18,750 shares of DDC common stock to Speedus and the minority owner, respectively, for a purchase price of $1 per share.

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. At December 31, 2008, $75,000 had been advanced by each of the Company and the minority owner. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the minority owner. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The loan by the Company has been eliminated in consolidation. For the year ended December 31, 2008, accrued interest on the convertible note to the minority owner in the amount of $4,000 has been recorded as interest expense and accrued interest on the convertible note to the Company in the amount of $4,000 has been eliminated in consolidation.

Index

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007
Office equipment	86,161	48,704
Less accumulated depreciation	(39,150)	(26,784)
Property and equipment	$47,011	$21,920

Depreciation expense was approximately $38,000 and approximately $63,000 for the years ended December 31, 2008 and 2007, respectively. Depreciation expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, general and administrative’, ‘Research and development’ or ‘Cost of sales’.

Index

5. Accrued liabilities

Accrued liabilities approximately consist of the following:

	December 31,
	2008	2007
Professional fees	182,000	950,000
Withholding tax provision (see Note 10)	1,300,000	-
Income taxes	171,000	190,000
Other accrued expenses	245,000	-
Total accrued liabilities	$1,898,000	$1,140,000

6. Stockholders’ Equity

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

See Note 2 for information on the Company’s accounting policy for stock options.

Aggregate stock option activity and weighted average prices under both Plans for the two years ended December 31, 2008 is summarized as follows:

	2008		2007
	Options	Price	Options	Price
Outstanding at January 1	550,938	$7.84	540,365	$8.28
Granted	85,000	0.93	19,550	3.63
Exercised	---	---	---	---
Expired	(3,850)	4.14	(7,750)	28.13
Forfeited	(15,000)	5.05	(1,227)	14.33
Outstanding at December 31	617,088	$6.98	550,938	$7.84
Exercisable at December 31	617,088	$6.98	536,028	$7.91
Available for grant at December 31	106,869		173,019
Weighted average fair value per share of grants during year		$0.28		$2.71

Stock options generally have ten year terms; however, 25,000 and 50,000 options granted in 2008 have three and five year terms, respectively. All options granted in 2008 are immediately exercisable.

During the year ended December 31, 2008 the Company recorded $41,400 in stock compensation expense and at December 31, 2008, there was no unrecognized compensation cost.

Index

The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at December 31, 2008:

	Stock options outstanding					Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value		Options	Weighted average exercise price	Aggregate intrinsic value
$0.38 - 1.00	85,000	4.9	$0.93	$	---	85,000	$0.93	$	---
2.62 - 4.00	104,296	3.0	3.77		---	104,296	3.77		---
4.28 - 8.32	284,550	5.7	5.25		---	284,550	5.25		---
9.08 - 19.36	140,625	0.9	15.66		---	140,625	15.66		---
20.80 - 21.36	117	0.4	21.07		---	117	21.07		---
55.00	2,500	1.2	55.00		---	2,500	55.00		---
	617,088	4.1	$6.98	$	---	617,088	$6.98	$	---

Intrinsic value represents the excess of market value at December 31, 2008 over the exercise price of stock options. There was no aggregate intrinsic value for stock options outstanding and exercisable either at December 31, 2008 or at December 31, 2007.

(b) In February 2002, the Board of Directors of Zargis Medical Corp. approved the Zargis 2002 Stock Option Plan and reserved 280,000 shares of Zargis common stock for issuance under the plan. In May 2007, the Board of Directors reserved an additional 120,000 shares for issuance under the plan. The Zargis 2002 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. Through December 31, 2008, there have been no options exercised under the Zargis 2002 Plan.

Zargis’ accounting policy for stock options is the same as the Company’s. See Note 2.

Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the two years ended December 31, 2008 is summarized as follows:

	2008		2007
	Options	Price	Options	Price
Outstanding at January 1	310,158	$2.97	185,134	$2.54
Granted	42,000	3.50	142,024	3.50
Exercised	---	---	---	---
Expired	---	---	---	---
Forfeited	---	---	(17,000)	2.71
Outstanding at December 31	352,158	$3.03	310,158	$2.97
Exercisable at December 31	218,142	$2.75	148,134	$2.39
Available for grant at December 31	47,842		89,842
Weighted average fair value per share of grants during year		$2.89		$2.12

Stock options have ten year terms. 42,000 options granted in 2008 vest over two years. Stock options granted in 2007 in the amount of 16,000 and 126,024 vest over two and three years, respectively.

During the year ended December 31, 2008 the Company recorded $121,300 in stock compensation expense.  At December 31, 2008, there was $190,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 1.3 years.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at December 31, 2008:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$0.50	30,000	4.0	$0.50	$90,000	30,000	$0.50	$90,000
1.75	8,500	3.8	1.75	15,000	8,500	1.75	15,000
2.50	59,634	5.4	2.50	60,000	59,634	2.50	60,000
3.50	254,024	7.9	3.50	---	120,008	3.50	---
	352,158	7.0	$3.03	$165,000	218,142	$2.75	$165,000

Index

Intrinsic value represents the excess of market value at December 31, 2008 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2008 and December 31, 2007 was $165,000 based on an estimated fair market value as determined by the Board of Directors.

(c) In March 2008, the Board of Directors of Density Dynamics Corporation approved the Density Dynamics Corporation 2008 Long term Incentive Plan and reserved 450,000 shares of DDC common stock for issuance under the plan. The DDC 2008 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. Through December 31, 2008, there have been no options exercised under the DDC 2008 Plan.

DDC’s accounting policy for stock options is the same as the Company’s. See Note 2.

Aggregate stock option activity and weighted average prices under the DDC 2008 Plan for the year ended December 31, 2008 is summarized as follows:

	2008
	Options	Price
Outstanding at January 1	---	$	---
Granted	378,000		1.08
Exercised	---		---
Expired	---		---
Forfeited	---		---
Outstanding at December 31	378,000		$1.08
Exercisable at December 31	75,000		$1.00
Available for grant at December 31	72,000
Weighted average fair value per share of grants during year			$0.90

Stock options have ten year terms. Of the 378,000 options granted in 2008, 20,000 vested immediately and 110,000, 148,000 and 100,000 vest over one, five and eight years, respectively.

During the year ended December 31, 2008 the Company recorded $143,700 in stock compensation expense and at December 31, 2008, there was $220,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 4.9 years.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the DDC 2008 Plan at December 31, 2008:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$1.00	358,000	9.3	$1.00	$537,000	75,000	$1.00	$113,000
2.50	20,000	9.8	2.50	0	0	0.00	0
	378,000	9.3	$1.08	$537,000	75,000	$1.00	$113,000

During the year ended December 31, 2008, DDC issued 100,000 warrants to an employee. The warrants have a ten year term and an exercise price of $2.50 per share. 25,000 were immediately exercisable and 75,000 warrants vest upon the achievement of specified goals. The fair value of the immediately exercisable warrants at the time of issuance was determined using the Black-Scholes option-pricing model and $60,000 was included in the $143,700 stock compensation expense related to DDC and is included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2008.

See Note 3 for information on additional warrants issued by DDC during the year ended December 31, 2008.

Treasury Stock
During the years ended December 31, 2008 and 2007, the Company repurchased 56,776 shares and 413 shares, respectively, of its own Common Stock.

Stockholder Rights Plan
On January 11, 2001, the Company’s Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be distributed as a dividend at the rate of four rights for each share of the Company's Common Stock.

Index

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

Index

8. Discontinued Operations

During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which had been recorded as assets held for sale. In April 2008, the landlord did not agree to the proposed sale and terminated the lease effective May 2008. As a result, the Company recorded an additional loss in the amount of $342,000 during the year ended December 31, 2008. As a result of continued losses, in October 2008 the Company transferred the operations and right to use the assets of its remaining F&B Restaurant store to an unrelated third party for no consideration. The net assets and liabilities and results of operations of F&B are presented as discontinued operations for all periods presented in these financial statements as shown below.

The net asset and liabilities of discontinued operations at December 31, 2007 consists of:

Net assets
Cash overdraft	$(14,444)
Assets held for sale	342,000
Other current assets	61,193
Property and equipment, net	28,649
Other assets	49,680
Total assets	$467,078

Net liabilities
Accounts payable	$39,784
Accrued liabilities	250,083
Total liablities	$289,867

The loss from discontinued operations of F&B for the years ended December 31, 2008 and 2007 consists of:

	2008	2007
Revenues	$409,628	$722,213
Cost of sales	142,297	279,526
Selling, general and administrative	603,597	1,008,987
Depreciation	15,672	203,107
Total operating expenses	761,566	1,491,620
Operating loss	(351,938)	(769,407)
Investment income	---	1,690
Net loss from discontinued operations	$(351,938)	$(767,717)

9.  Income taxes

As of December 31, 2008, the Company has a deferred tax asset of approximately $50 million, relating primarily to operating losses. An offsetting valuation allowance of $50 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:

	Year ended December 31,
	2008		2007
Statutory rate	(34	) %	(34	) %
Benefit from tax refund	--%		--%
Permanent difference: goodwill impairment	--%		--%
State and local income taxes, net of federal benefit	(11	) %	(11	) %
Change in valuation allowance	45%		45%
Effective rate	0%		0%

Index

At December 31, 2008, the Company had net operating loss carryforwards of approximately $106 million which expire between 2015 and 2028. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2008. As of December 31, 2008, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as of and for the year ended December 31, 2008 or upon adoption of FIN 48.

10.  Commitments and Contingencies

Withholding Tax Dispute Description
On March 30, 2004, the Company entered into an Employment Agreement with Mr. Shant S. Hovnanian, effective as of April 25, 2002 (the “Employment Agreement”), providing for Mr. Hovnanian’s employment as President and Chief Executive Officer of the Company.  The Employment Agreement provided that Mr. Hovnanian was to be paid an annual salary.  The Employment Agreement separately provided for Mr. Hovnanian to receive a contingent payment equal to 20% of the net proceeds (after legal and other expenses) realized by the Company from a Technology Rights Agreement dispute against Western International Communications and certain related claims.  The Company reached a $15 million settlement of this claim in February 2004, resulting in a contingent payment of approximately $2.8 million, which was paid to an entity that Mr. Hovnanian controlled.

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”).  Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims.  The Company appealed the IRS proposed tax adjustment and while the appeal process is underway, any related IRS levy has been stayed.  The Company took the step to set aside sufficient cash to satisfy the Claim and other potential obligations that may arise with respect to this issue. The Company has established a reserve of $1.3 million in accrued expenses and recorded a charge to selling, general and administrative expenses for this claim at December 31, 2008.

Recently, the Company met with officials of the IRS and proposed a settlement that would relieve the Company of responsibility for payment of the Federal income tax withholding with respect to the $2.8 million payment in exchange for the payment by the Company of Social Security and Medicare taxes (including associated interest) on such amount.  While the Company reasonably believes that a settlement will be achieved and expects a decision before the end of October of 2009, there can be no assurance that a settlement will be reached or that the ultimate payment will be below the amount levied.

Index

Noncancelable Leases
At December 31, 2008, future minimum lease payments due under noncancelable leases are as follows:

2009	$131,000
2010	15,000
$146,000

In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

Rent expense was approximately $230,000 and $513,000 for the years ended December 31, 2008 and 2007, respectively.

Indemnification
As permitted under Delaware law, the Company’s Certificate of Incorporation and By-Laws provide circumstances by which the Company shall indemnify each director, officer, employee or agent of the Company. The maximum potential exposure under these provisions is unlimited; however, the Company has an Officers and Directors insurance policy that limits its exposure and enables it to recover a portion of any amounts paid. The Company has not provided for any potential exposure under these provisions at December 31, 2008.

11. Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the years ended December 31, 2008 and 2007.

	Year ended December 31, 2008
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$155,870	$-	$-	$155,870
Depreciation and amortization	11,945	72,169	-	84,114
Operating loss	(1,587,619)	(2,818,289)	(4,828,394)	(9,234,302)
Fixed assets	9,976	37,035	-	47,011
Total assets	148,725	90,884	5,898,307	6,137,916

	Year ended December 31, 2007
	Zargis	DDC	Corporate and other		Totals
Revenues from external customers	$11,000	$-	$	---	$11,000
Depreciation and amortization	11,786	---		50,741	62,527
Operating loss	(1,909,911)	---		(2,591,423)	(4,501,334)
Fixed assets	21,920	---		---	21,920
Total assets	125,095	---		13,164,472	13,289,567

The Company has no foreign operations. During the years ended December 31, 2008 and 2007, the Company had sales with the U.S. Army that were greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 2.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on October 12, 2009.

SPEEDUS CORP.

/s/ Shant S. Hovnanian
Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shant S. Hovnanian	Chairman of the Board of Directors,	October __, 2009
Shant S. Hovnanian	President and Chief Executive Officer

/s/ John A. Kallassy	Treasurer and Chief Financial and	October __, 2009
John A. Kallassy	Accounting Officer

/s/ Vahak S. Hovnanian	Director	October __, 2009
Vahak S. Hovnanian

/s/ William F. Leimkuhler	Director	October __, 2009
William F. Leimkuhler

/s/ Jeffrey Najarian	Director	October __, 2009
Jeffrey Najarian