Form 10-Q
period 2009-03-31
SPEEDUS CORP
filed 2009-10-13
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ T

The number of shares of Common Stock outstanding as of October 12, 2009 was 3,935,596

SPEEDUS CORP.
INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2009 and 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2009 and 2008	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signature Page		20

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	21

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	22

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	23

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	24

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,884,010	$6,007,757
Marketable securities	1,996	2,633
Other current assets	181,864	58,068
Total current assets	5,067,870	6,068,458
Property and equipment, net of accumulated depreciation of $45,886 and $39,150	40,275	47,011
Other assets	22,447	22,447
Total assets	$5,130,592	$6,137,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$322,292	$174,293
Accrued liabilities	1,839,153	1,898,167
Convertible note to minority shareholder	513,053	328,883
Current portion of redeemable preferred stock	385,204	378,110
Total current liabilities	3,059,702	2,779,453

Redeemable preferred stock ($.0001 par value;100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	385,204	378,110
Total liabilities	3,444,906	3,157,563

Commitments and Contingencies

Stockholders' equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized): Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	92,222,675	92,178,868
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(84,454,758)	(83,116,284)
Stockholders' equity	1,685,686	2,980,353
Total liabilities and stockholders' equity	$5,130,592	$6,137,916

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2009	2008

Revenues	$49,800	$-

Expenses:
Selling, general and administrative	993,459	541,657
Research and development	535,240	494,212
Depreciation and amortization	6,737	3,612
Cost of sales	59	72
Total operating expenses	1,535,495	1,039,553

Operating loss	(1,485,695)	(1,039,553)

Investment income (loss)	159,079	(39,012)
Interest income	8,700	94,551
Other income	2,800	-
Interest expense	(23,358)	-

Loss from continuing operations	(1,338,474)	(984,014)

Loss from discontinued operations	-	(382,353)

Net loss	$(1,338,474)	$(1,366,367)

Per share:
Loss per common share - basic and diluted:
Continuing operations	$(0.34)	$(0.24)
Discontinued operations	-	(0.10)

Loss per common share - basic and diluted	$(0.34)	$(0.34)

Weighted average common shares outstanding - basic and diluted	3,935,596	3,991,946

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,338,474)	$(1,366,367)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,737	7,697
Unrealized investment losses	637	244,079
Stock based compensation	43,707	36,879
Accrued dividends on preferred stock	14,188	-
Accrued interest on convertible note	9,170	-
Changes in operating assets and liabilities, net of acquisition:
Due from broker	-	(1,928,650)
Other current assets	(123,796)	(51,267)
Other assets	-	320,537
Accounts payable	147,999	38,093
Securities sold and not yet purchased	-	1,744,975
Accrued liabilities	(59,015)	(431,572)
Net cash used in operating activities	(1,298,847)	(1,385,596)

Cash flows from investing activities:

United States Treasury bills:
Maturities	-	2,996,700
Net cash provided by investing activities	-	2,996,700

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor	175,000	-
Exercise of stock options in subsidiary	100	-
Redemption of preferred stock	-	(100,000)
Repurchase of stock	-	(4,828)
Net cash provided by (used in) financing activities	175,100	(104,828)

Net (decrease) increase in cash and cash equivalents	(1,123,747)	1,506,276

Cash and cash equivalents, beginning of period	6,007,757	8,845,358
Cash and cash equivalents, end of period	4,884,010	10,351,634

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets		195,000
Non current assets		34,000
Other intangible assets		580,400
Less-liabilities assumed:
Redeemable preferred stock		(809,400)
Cash paid		-
less-cash acquired		-
Acquisition of business, net of cash acquired		$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements of Speedus Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2008 audited consolidated financial statements and notes thereto on Form 10-K.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Business activities

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

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At March 31, 2009, as a result of continued investment, our primary equity ownership was approximately 93%.

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

Density Dynamics
In March 2008, we obtained approximate a 75% primary equity ownership in Density Dynamics Corporation. Density Dynamics is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.  See Note 2 for further discussion.

Other Business Activities

F&B Gudtfood.
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three months ended March 31, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three months ended March 31, 2009 and 2008.

Index

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.    These entities had limited operations during the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At March 31, 2009, we had an accumulated deficit of approximately $84,455,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SPIC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2009 and December 31, 2008, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $2,000 and approximately $2,600 as of March 31, 2009 and December 31, 2008, respectively.

Securities sold and not purchased
The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At March 31, 2009 and December 31, 2008, there were no securities sold and not purchased.

Index

Fair Value of Financial Instruments
Cash and cash equivalents, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to SFAS No. 157 “Fair Value Measurements”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

As of March 31, 2009, the Company has a deferred tax asset of approximately $50.8 million, relating primarily to operating losses. An offsetting valuation allowance of $50.8 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

At March 31, 2009, the Company had net operating loss carryforwards of approximately $107 million which expire between 2015 and 2029. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

           Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of  March 31, 2009, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as of and for the three months ended March 31, 2009 and 2008.

Earnings Per Share
Basic and diluted (loss) per common share are determined in accordance with SFAS No. 128, For the three months  ended March 31, 2009 and 2008, outstanding stock options and warrants in the weighted average amounts of 645,000 and 551,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options
The Company accounts for stock options under SFAS 123R, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense recognized during the three months ended March 31, 2009 and 2008 was approximately $43,700 and $36,900, respectively.

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. For the three months ended March 31, 2009, key assumptions used in valuing these options included a risk-free interest rate of 2.3%, an expected life of seven years and a volatility factor of 124%. For the three months ended March 31, 2008, key assumptions used in valuing these options included a risk-free interest rate of 3%, expected life of six years and a volatility factor of 106%.

Index

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

In December 2007, the Financial Accounting Standards Board issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. FASB 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The adoption of FASB No. 160 did not have a material impact on the consolidated results of operations and financial condition.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued after December 15 2008.  The adoption of FSP 142-3 did not have a material impact on the consolidated results of operations and financial condition.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock “ (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Index

2.	Acquisition

On March 5, 2008, the Company acquired approximately a 75% primary equity ownership in Density Dynamics Corporation, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000. In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The acquisition has been allocated as follows as of the acquisition date: $191,000 to current assets, $34,000 to non current assets, $584,000 to other intangible assets and $809,000 to liabilities. The $584,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) was being amortized over a period of seven years until written off as impaired in the fourth quarter of 2008.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2008 and March 31, 2009 consolidated balance sheet.  For the three months ended March 31, 2009 and 2008 accrued dividends on the redeemable preferred stock to the minority owner in the amount of approximately $14,200 and $0 respectively, has been recorded as interest expense.  During the three months ended March 31, 2009 DDC was fully operational in compared to the three months ended March 31, 2008 where DDC had limited operations.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. At December 31, 2008, $75,000 had been advanced by each of the Company and the minority owner.  During the first three months of 2009, the remaining balance of $175,000 was advanced by each of the Company and the minority owner. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The loan by the Company has been eliminated in consolidation. For the three months ended March 31, 2009 and 2008, accrued interest on the convertible note to the minority owner in the amount of approximately $9,200 and $0 has been recorded as interest expense, respectively.

Index

3.	Discontinued operations

During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued losses. At December 31, 2007, based upon an offer to purchase the leasehold estate, the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount of $342,000 which had been recorded as assets held for sale. In April 2008, the landlord did not agree to the proposed sale and terminated the lease effective May 2008. As a result, the Company recorded an additional loss in the amount of $342,000 during the year ended December 31, 2008. As a result of continued losses, in October 2008 the Company transferred the operations and right to use the assets of its remaining F&B Restaurant store to an unrelated third party for no consideration. The net assets and liabilities and results of operations of F&B are presented as discontinued operations for all periods presented in these financial statements.

The loss from discontinued operations of F&B for the three months ended March 31, 2008 consists of:

Revenues	$120,234
Cost of sales	36,033
Selling, general and administrative	462,469
Depreciation	4,085
Total operating expenses	502,587
Operating loss	(382,353)
Investment income	-
Net loss from discontinued operations	$(382,353)

4.	Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$49,800	$-	$-	$49,800
Depreciation and amortization	2,822	3,915	-	6,737
Operating loss	(391,090)	(649,621)	(444,984)	(1,485,695)
Fixed assets	7,155	33,120	-	40,275
Total assets	176,138	115,936	4,838,518	5,130,592

	Three months ended March 31, 2008
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$-	$-	$-	$-
Depreciation and amortization	3,612	-	-	3,612
Operating loss	(525,203)	(22,840)	(491,510)	(1,039,553)
Fixed assets	18,309	34,000	-	52,309
Total assets	162,933	1,706,560	12,195,634	14,065,127

The Company has no foreign operations. During the three months ended March 31, 2009 and 2008, the Company had sales to the US Army were greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

DDC was acquired in March 2008 and had no significant operations during the three months ended March 31, 2008.

Index

5.	Commitments and Contingencies

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2008.

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

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based energy efficient solid-state drives (SSD) with I/O acceleration technology.

Index

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

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing very rapidly within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

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

Density Dynamics is continuing development of its line of DRAM based energy efficient solid-state technology.  The Density Dynamics RamFlash (RF-SSD) and pure DRAM solid-state drive (DR-SSD) Jet.io products are unique because they provide a scalable industry standard 3.5” drive format and also use a proprietary design with DRAM memory for core storage functions in a uniquely compact 3.5-inch form factor alleviating I/O bottlenecks using dramatically lower power than other storage solutions.

Other Business Activities

F&B Gudtfood.
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three months ended March 31, 2009 and 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three months ended March 31, 2009 and 2008.

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.    These entities had limited operations during the three months ended March 31, 2009 and 2008.

Index

Investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of March 31, 2009 and December 31, 2008, we had not sold any securities that we did not own.

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

If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  During the three months ended March 31, 2009 and 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Index

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues increased from $0 for the three months ended March 31, 2008 to $49,800 for the three months ended March 31, 2009. This increase is primarily the result of contracted service revenue earned by Zargis.

Selling, general and administrative expenses increased 83% from approximately $542,000 for the three months ended March 31, 2008 to approximately $993,000 for the three months ended March 31, 2009. This increase is primarily a result of the activities associated with Density Dynamics, which began operation in March of 2008 and had limited operations during the three months ended March 31, 2008.

Research and development expenses increased 8% from approximately $494,000 for the three months ended March 31, 2008 to approximately $535,000 for the three months ended March 31, 2009. This increase is primarily a result of an increase in Zargis development expenses of approximately $90,000, an increase in Density Dynamics development expenses of approximately $100,000, which began operations in March 2008 and had limited operations during the three months ended March 31, 2008.  These increases were offset by a reduction in spending on internet initiatives of approximately $150,000.

Depreciation and amortization increased 87% from approximately $4,000 for the three months ended March 31, 2008 to approximately $7,000 for the three months ended March 31, 2009. This increase is primarily a result of activities associated with Density Dynamics which began operations in March 2008 and had limited operations during the three months ended March 31, 2008.

Investment income increased approximately $198,000 from a net loss of approximately $39,000 for the three months ended March 31, 2008 to a net gain of approximately $159,000 for the three months ended March 31, 2009. This increase was primarily due to favorable trading results in the three months ended March 31, 2009 compared with unfavorable trading results in the three months ended March 31, 2008. Interest income decreased from approximately $95,000 in the three months ended March 31,  2008 to approximately $9,000 in the three months ended March 31, 2009.  This decrease was primarily the result of a substantial reduction in the amount of capital available for investment purposes. Other income increased from $0 in the three months ended March 31, 2008 to approximately $3,000 in the three months ended March 31, 2009. This increase was related to the sale of a domain name during the three months ended March 31, 2009. Interest expense increased from $0 in the three months ended March 31, 2008 to approximately $23,000 in the three months ended March 31, 2009. This increase was primarily related to dividends payable on redeemable preferred stock and interest payable on a convertible note to a minority owner of Density Dynamics. These amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At March 31, 2009, we had an accumulated deficit of approximately $84,455,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

The report of our registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

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

Net cash used in operating activities was approximately $1,299,000 for the three months ended March 31, 2009 compared to approximately $1,386,000 for the three months ended March 31, 2008. This net decrease in cash used in operating activities is primarily the result of corporate cost cutting initiatives that resulted in savings of $28,000, approximately $24,000 in accrued interest and dividends, and approximately $35,000 in other positive changes to operating assets and liabilities during the three months ended March 31, 2009, in comparison to the three months ended March 31, 2008.

Net cash provided by investing activities was $0 for the three months ended March 31, 2009 compared to approximately $2,997,000 for the three months ended March 31, 2008. This net reduction in cash provided by investing activities is primarily the result of the maturation of a US Treasury Bill in 2008 that the Company did not have in 2009.

Net cash provided from financing activities was approximately $175,000 for the three months ended March 31, 2009 compared to net cash used in financing activities of approximately $(105,000) for the three months ended March 31, 2008. This net increase in cash provided by financing activities is a result of proceeds received from note financing by a minority investor in 2009 and the redemption of preferred stock and the repurchase of company stock that occurred in 2008.

At March 31, 2009, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $109,000. Approximately $94,000 of this amount is due during the year ending December 31, 2009,  and the balance of  approximately $15,000  is due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

Index

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At March 31, 2009 we had not sold any securities that we did not own.  At March 31, 2008 we had sold approximately $1,939,000 in securities that we did not own.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a full description of recent accounting pronouncements including the impact the future adoption would have on the Company’s results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at March 31, 2009 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At March 31, 2009 and December 31, 2008 there were no securities sold and not purchased.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the material weakness indentified in the Company's internal control over financial reporting as noted below. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control ─ Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the period ended March 31, 2009 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below.  This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

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

Index

Management commenced a number of efforts to remediate the weaknesses noted above including the hiring of a financial consultant and the appointment of a new CFO.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 - March 31, 2008	0	$-	0	$414,922
February 1, 2008 - February 29, 2008	0	$-	0	$414,922
March 1, 2008 - March 31, 2008	3,567	$1.35	3,567	$410,094
Total	3,567	$1.35	3,567	$410,094

(1) On November 21, 2000, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $1,000,000 of Company stock through open market as well as privately negotiated transactions. Thereafter, the Board of Directors approved increases to the program in the aggregate amount of $5,500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Nasdaq Compliance
The Company expects that it will file its Form 10-K for the year ended December 31, 2008, and its 10-Q for the periods ending March 31, 2009 and June 30, 2009, on or before October 13, 2009, at which time the Company will be in compliance with Marketplace Rule 5250(c).

one.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDUS CORP.

Date: October 12, 2009	By:	/s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: October 12, 2009	By:	/s/ John A. Kallassy
John A. Kallassy
Treasurer and Chief Financial and Accounting Officer