Form 10-Q
period 2009-06-30
SPEEDUS CORP
filed 2009-10-13
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
The number of shares of Common Stock outstanding as of October 12, 2009 was 3,935,596

SPEEDUS CORP.
INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the Three anad Six Months Ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2009 and 2008	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature Page		22

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,870,882	$6,007,757
U.S. Treasury Bills	1,749,965	-
Marketable securities	3,008	2,633
Other current assets	141,414	58,068
Total current assets	3,765,269	6,068,458
Property and equipment, net of accumulated depreciation of $51,799 and $39,150	34,362	47,011
Other assets	22,447	22,447
Total assets	$3,822,078	$6,137,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221,373	$174,293
Accrued liabilities	1,815,787	1,898,167
Convertible note to minority shareholder	523,164	328,883
Current portion of redeemable preferred stock	392,298	378,110
Total current liabilities	2,952,622	2,779,453

Redeemable preferred stock ($.0001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	392,298	378,110
Total liabilities	3,344,920	3,157,563

Commitments and Contingencies

Stockholders' equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized): Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	92,264,295	92,178,868
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(85,704,906)	(83,116,284)
Stockholders' equity	477,158	2,980,353
Total liabilities and stockholders' equity	$3,822,078	$6,137,916

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenues	$24,900	$124,345	$74,700	$124,345

Expenses:
Selling, general and administrative	813,770	1,413,673	1,797,605	1,955,330
Research and development	430,129	606,218	965,369	1,100,430
Depreciation and amortization	5,912	25,518	12,649	29,130
Cost of sales	3,279	404	3,338	476
Total operating expenses	1,253,090	2,045,813	2,778,961	3,085,366

Operating loss	(1,218,566)	(1,921,468)	(2,704,261)	(2,961,021)

Investment income	1,062	55,012	160,141	16,000
Interest income	1,278	40,124	9,978	134,675
Other income	-	-	2,800	-
Interest expense	(24,298)	(18,500)	(47,656)	(18,500)

Loss from continuing operations	(1,250,148)	(1,844,832)	(2,588,622)	(2,828,846)

Loss from discontinued operations	-	(78,374)	-	(460,727)

Net loss	$(1,250,148)	$(1,923,206)	$(2,588,622)	$(3,289,573)

Per share:
Loss per common share - basic and diluted:
Continuing operations	$(0.32)	(0.46)	$(0.66)	$(0.70)
Discontinued operations	-	(0.02)	-	(0.12)

Loss per common share - basic and diluted	$(0.32)	$(0.48)	$(0.66)	$(0.82)

Weighted average common shares outstanding - basic and diluted	3,935,596	3,988,805	3,935,596	3,990,375

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,588,622)	$(3,289,573)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,649	323,679
Unrealized investment (gains) losses	(375)	86,676
Stock based compensation	85,327	137,392
Accrued dividends on preferred stock	28,376	18,500
Accrued interest on convertible note	19,281	-
Changes in operating assets and liabilities, net of acquisition:
Marketable securities	-	(136,204)
Other current assets	(83,346)	182,973
Other assets	-	65,603
Accounts payable	47,080	10,335
Accrued liabilities	(82,380)	(201,881)
Net cash used in operating activities	(2,562,010)	(2,802,500)

Cash flows from investing activities:

Property and equipment additions	-	(7,022)
United States Treasury bills:
Purchases	(1,749,965)	-
Maturities	-	2,996,700
Net cash (used in) provided by investing activities	(1,749,965)	2,989,678

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor	175,000	-
Exercise of stock options in subsidiary	100	-
Redemption of preferred stock	-	(100,000)
Repurchase of stock	-	(4,828)
Net cash provided by (used in) financing activities	175,100	(104,828)

Net increase (decrease) in cash and cash equivalents	(4,136,875)	82,350

Cash and cash equivalents, beginning of period	6,007,757	8,845,358
Cash and cash equivalents, end of period	1,870,882	8,927,708

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets		191,000
Non current assets		34,000
Other intangible assets		584,400
Less-liabilities assumed:
Redeemable preferred stock		(809,400)
Cash paid		-
less-cash acquired		-
Acquisition of business, net of cash acquired		$-

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

Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At June 30, 2009, as a result of continued investment, our primary equity ownership was approximately 93%.

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

Other Business Activities

F&B Gudtfood.
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three months and six months ended June 30, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three months and six months ended June 30, 2009 and 2008.

Index

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet. These entities had limited operations during the three and six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At June 30, 2009, we had an accumulated deficit of approximately $85,705,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Through June 30, 2009, Zargis Medical and Density Dynamics continued to generate losses which have reduced the minority investors’ interest to zero.  As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SPIC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (‘SFAS’) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2009 and December 31, 2008, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $3,000 and approximately $2,600 as of June 30, 2009 and December 31, 2008, respectively.

Index

Securities sold and not purchased
The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At June 30, 2009 and December 31, 2008, there were no securities sold and not purchased.

Fair Value of Financial Instruments
Cash and cash equivalents, U.S. Treasury bills, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to SFAS No. 157 “Fair Value Measurements”, the fair value of our cash equivalents and U.S. Treasury bills are  determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

As of June 30, 2009, the Company has a deferred tax asset of approximately $51.3 million, relating primarily to operating losses. An offsetting valuation allowance of $51.3 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

At March 31, 2009, the Company had net operating loss carryforwards of approximately $109 million which expire between 2015 and 2029. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of  June 30, 2009, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as of and for the three and six months ended June 30, 2009 and 2008.

Earnings Per Share
Basic and diluted earnings (loss) per common share are determined in accordance with SFAS No. 128, For the three months  ended June 30, 2009 and June 30, 2008 outstanding stock options and warrants in the weighted average amounts of 1,558,000 and 551,000 , respectively have been excluded from the diluted loss per share since their effect would be antidilutive. For the six months ended June 30, 2009 and June 30, 2008 outstanding stock options and warrants in the weighted average amounts of 1,547,000 and 551,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options
The Company accounts for stock options under SFAS 123R, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $42,000 and approximately $100,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $85,000 and approximately $137,000 for the six months ended June 30, 2009 and 2008,  respectively.

Index

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. For the three and six months ended June 30, 2009, key assumptions used in valuing these options included a risk-free interest rate of  approximately 2.4%, an expected life of seven years ,and a volatility factor of approximately125%. For the three and six months ended June 30, 2008, key assumptions used in valuing these options included a risk-free interest rate of approximately 3%, an expected life of six years and a volatility factor of approximately106%.

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

In May 2009, the FASB issued FASB Statement No. 165 (SFAS No. 165), “Subsequent Events”, which is effective for reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.   The Company adopted SFAS No. 165 and it did not have an impact on the Company’s consolidated financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through October 12, 2009.  During this period no material subsequent events came to our attention.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective June 30, 2009 and has included the required disclosures in this filing.

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

Index

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

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013.  The Company has reflected this redeemable preferred stock as a liability on its December 31, 2008 and March 31, 2009 consolidated balance sheet.  For the three months ended June 30, 2009 and 2008 accrued dividends on the redeemable preferred stock to the minority owner in the amount of approximately $14,200 and $18,500 respectively, has been recorded as interest expense.  During the six months ended June 30, 2009 approximately $28,400 and approximately $18,500 has been recorded as interest expense.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. At December 31, 2008, $75,000 had been advanced by each of the Company and the minority owner.  During the first three months of 2009, the remaining balance of $175,000 was advanced by each of the Company and the minority owner. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The loan by the Company has been eliminated in consolidation. For the three months ended June 30, 2009 and 2008, accrued interest on the convertible note to the minority owner in the amount of approximately $10,100 and $0  has been recorded as interest expense, respectively. For the six months ended June 30, 2009 and 2008 accrued interest on the convertible note to the minority owner in the amount of approximately $19,300 and $0 has been recorded as interest expense, respectively.

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

The loss from discontinued operations of F&B for the three months and six months ended June 30, 2008 consists of:

	Period ended June 30, 2008
	Three	Six
	Months	Months

Revenues	$132,868	$253,102
Cost of sales	45,147	81,180
Selling, general and administrative	161,631	624,100
Depreciation	4,464	8,549
Total operating expenses	211,242	713,829
Operating loss	(78,374)	(460,727)
Investment income	-	-
Net loss from discontinued operations	$(78,374)	$(460,727)

Index

4.	Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three months and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$24,900	$-	$-	$24,900
Depreciation and amortization	1,997	3,915	-	5,912
Operating loss	(353,766)	(413,931)	(450,869)	(1,218,566)
Fixed assets	5,157	29,205	-	34,362
Total assets	149,962	179,122	3,492,994	3,822,078

	Three months ended June 30, 2008
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$124,345	$-	$-	$124,345
Depreciation and amortization	2,899	22,619	-	25,518
Operating loss	(529,747)	(555,348)	(836,373)	(1,921,468)
Fixed assets	15,409	38,872	-	54,281
Total assets	81,549	1,225,226	9,240,391	10,547,166

	Six months ended June 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$74,700	$-	$-	$74,700
Depreciation and amortization	4,819	7,830	-	12,649
Operating loss	(744,856)	(1,063,552)	(895,853)	(2,704,261)
Fixed assets	5,157	29,205	-	34,362
Total assets	149,962	179,122	3,492,994	3,822,078

	Six months ended June 30, 2008
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$124,345	$-	$-	$124,345
Depreciation and amortization	6,511	22,619	-	29,130
Operating loss	(1,054,950)	(578,188)	(1,327,883)	(2,961,021)
Fixed assets	15,409	38,872	-	54,281
Total assets	81,549	1,225,226	9,240,391	10,547,166

The Company has no foreign operations. During the three and six months ended June 30, 2009 and 2008, the Company had sales to the U.S. Army greater than 10% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

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

Business Activities

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

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a pioneer {revise accordingly} in the development of DRAM based energy efficient solid-state drives (SSD) with I/O acceleration technology.

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

Other Business Activities

F&B Gudtfood.
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three and six months ended June 30, 2009.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three and six months ended June 30, 2009 and 2008.

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.    These entities had limited operations during the three  and six months ended June 30, 2009 and 2008.

Investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of June 30, 2009 and December 31, 2008, we had not sold any securities that we did not own.

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

Financial instruments
Our financial instruments consist primarily of cash equivalents, U.S. Treasury bills and marketable securities. The carrying value of cash equivalents approximates market value since these highly liquid, interest earning investments are invested in money market funds. Marketable securities consist of publicly traded equity securities classified as trading securities and are recorded at fair market value, i.e., closing prices quoted on established securities markets. Significant changes in the market value of securities that we invest in could have a material impact on our financial position and results of operations.

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

Index

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

If factors change and we employ different assumptions in the application of FASB 123R in future periods, the compensation expense that we record under FASB 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB 123R. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  During the six months ended June 30, 2009 and 2008 {conform Q1 as well}, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Three and Six Months Ended June 30, 2009 Compared toThree and Six Months Ended June 30, 2008

Revenues decreased from $124,000 for the three months ended June 30, 2008 to $25,000 for the three months ended June 30, 2009. Revenues decreased from $124,000 for the six months ended June 30, 2008 to $75,000 for the six months ended June 30, 2009. These decreases in revenue are primarily the result of lower contracted service revenue earned by Zargis.

Selling, general and administrative expenses decreased 42% from approximately $1,413,000 for the three months ended June 30, 2008 to approximately $814,000 for the three months ended June 30, 2009. This decrease was the result of  approximately $400,000 in patent litigation expenses, approximately $70,000 in internet initiative expenses, and approximately $130,000 in Density Dynamics staff related expenses  that were incurred during the three months ended June 30, 2008 that were not incurred in the three months ended June 30, 2009.  These reductions in spending were offset by approximately $30,000 in additional spending at Zargis on general and administrative expenses. Selling, general and administrative expenses decreased 8% from approximately $1,955,000 for the six months ended June 30, 2008 to approximately $1,807,000 for the six months ended June 30, 2009. This decrease was the result of approximately $450,000 in patent litigation expenses, and approximately $200,000 in internet initiative expenses that were incurred during the six months ended June 30, 2008 that were not incurred in the six months ended June 30, 2009.  These decreases were offset by approximately $350,000 in Density Dynamics expenses, approximately$100,000 in consulting fees in the corporate segment, and approximately $52,000 in additional general and administrative spending at Zargis during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Density Dynamics was acquired in March of 2008.

Research and development expenses decreased 29% from approximately $606,000 for the three months ended June 30, 2008 to approximately $430,000 for the three months ended June 30, 2009.  This reduction  of approximately $176,000 was primarily related to the elimination of Internet Initiative projects in the three months ended June 30, 2009 that had occurred during the six months ended June 30, 2008.  Research and development expenses decreased 12% from approximately $1,100,000 for the six months ended June 30, 2008 to approximately $965,000 for the six months ended June 30, 2009.  This reduction of approximately $135,000 was primarily related to the elimination of Internet Initiative projects of approximately $275,000 and a reduction in Zargis development expenses of approximately $25,000 during the six months ended June 30, 2009 that had occurred during the six months ended 2008.  These reductions were offset by approximately $165,000 in development expenses  at Density Dynamic during the six months ended June 30, 2009 that did not occur during the six months ended June 30, 2008.

Index

Depreciation and amortization decreased 77% from approximately $26,000 for the three months ended June 30, 2008 to approximately $6,000 for the three months ended June 30, 2009. Depreciation and amortization decreased 55% from approximately $29,000 for the six months ended June 30, 2008 to approximately $13,000 for the six months ended June 30, 2009.

Investment income decreased from approximate $55,000 during the three months ended June 30, 2008 to approximately $1,000 during the three months ended June 30, 2009.  This decrease was primarily the result of reduced trading activity during the three months ended June 30, 2009.  Investment income increased from approximately $16,000 in the six months ended June 30, 2009 to approximately $160,000 in the six months ended June 30, 2009. This increase was primarily related to more favorable trading results during the six months ended June 30, 2009 primarily during the first three months of 2009 compared with unfavorable trading results during the six months ended June 30, 2008.  Interest income decreased from approximately $40,000 in three months ended June 30, 1008 to approximately $1,000 during the three months ended June 30, 2009.  Interest income decreased from approximately $135,000 in the six months ended June 30, 2008 to approximately $10,000 during the six months ended June 30, 2009. These reductions in interest income were primarily due to a reduction in the amount  of capital available for investment purposes during the three and six months ended June 30, 2009.  Other income was $0 during the three months ended June 30, 2008 and 2009.  Other income increased from $0 in the six months ended June 30, 2008 to approximately $3,000 during the six months ended June 30, 2009.  This increase was related to the sale of a domain name during the six months ended June 30, 2009.  Interest expense increased from approximately $19,000 in the three months ended June 30, 2008 to approximately $24,000 during the three months ended June 30, 2009.  Interest expense increased from approximately $19,000 for the six months ended June 30, 2008 to approximately $48,000 for the six months ended June 30, 2009.  These increases in interest expense are primarily due to dividends payable on redeemable preferred stock and interest payable on a convertible note to a minority owner of Density Dynamics. Investment and interest income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At June 30, 2009, we had an accumulated deficit of approximately $85,705,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Net cash used in operating activities was approximately $2,562,000 for the six months ended June 30, 2009 compared to approximately $2,803,000 for the six months ended June 30, 2008. This reduction in the net cash used in operating activities is primarily related to corporate cost cutting initiatives of approximately $450,000 in litigation expenses, and approximately $275,000 in internet initiative expenses, that are offset by approximately $484,000 in negative changes in operating assets and liabilities.

Net cash used in investing activities was $1,750,000 for the six months ended June 30, 2009 compared to net cash provided by investing activities of approximately $2,990,000 for the six months ended June 30, 2008. This net increase in net cash used in investing activities was primarily due to the maturation of a U.S. Treasury bill of approximately $2,997,000 in the six months ended June 30, 2008, and the purchase of a U.S. Treasury Bill in the amount of approximately $1,750,000 during the six months ended June 30, 2009.

 Net cash provided from financing activities was approximately $175,000 for the six months ended June 30, 2009 compared to net cash used in financing activities of approximately $(105,000) for the six months ended June 30, 2008. This net increase in cash provided by financing activities is a result of proceeds received from convertible note financing by a minority investor in the six months ended June 30, 2009 and the redemption of preferred stock and the repurchase of company stock that occurred in the six months ended June 30, 2008.

At June 30, 2009, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $72,000. Approximately $57,000 of this amount is due during the year ending December 31, 2009, and the balance of  approximately $15,000  is due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

Index

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At June 30, 2009 and December 31, 2008 we had not sold any securities that we did not own.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a full description of recent accounting pronouncements including the impact the future adoption would have on the Company’s results of operations or financial position.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at June 30, 2009 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At June 30, 2009 and December 31, 2008 we had not sold any securities that we did not own.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the material weaknesses indentified in the Company's internal control over financial reporting as noted below. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control ─ Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the period ended June 30, 2009 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below.  This report does not include an attestation report of our  registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our  registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Withholding Tax Dispute {Update}

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

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting under two different theories that withholding tax was due to the IRS in connection with this payment, plus interest and penalties.  Under its primary theory, the IRS claims that the Company owes (i) $794,161 in connection with unpaid FICA, FUTA and withholding taxes under Sections 3101, 3111 and 3402 of the Internal Revenue Code (the “Code”), (ii) a negligence penalty of $158,832 under Section 6662 of the Code for failure to withhold the proper tax, (iii) a failure to deposit penalty of $4,127 under Section 6656 of the Code and (iv) all associated interest thereon.  Under the IRS’s alternative position, the IRS claims that the Company owes (i) $797,078 for backup withholding taxes under Section 3406 of the Code, and (ii) a penalty of $199,000 associated with the Company’s alleged failure to withhold the proper backup withholding taxes and (iii) a penalty of $579, 921 for intentional disregard under Sections 6721 and 6722 of the Code for failure to file information return 1099-MISC.  In addition, on February 23, 2009, the IRS issued notice of its intention to levy $1,311,868.65 in respect of these claims. The Company has appealed an IRS proposed tax adjustment to the IRS’s administrative appeal group, and its appeal has been accepted.   As of September 16, 2009, the Company is pursuing its appeal, cooperating with the IRS, and complying with the IRS’ internal appeal process. While the appeal process is underway, any related IRS levy has been stayed.  However, if the Company is not successful in its appeal with the IRS, upon expiration of the temporary stay and the exhaustion of other administrative and judicial procedures available to the Company, the IRS may ultimately proceed with levying the Company’s assets.  The Company has established a reserve of $1.3 million in accrued expenses and a charge to selling, general and administrative expenses for this claim at December 31, 2008.

In March of 2009, the Company set aside in a separate account a cash balance sufficient to satisfy such claim if deemed to be necessary and other potential claims and obligations that may arise in the future with respect to this issue.

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

Index

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

N Nasdaq Compliance

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