Form 10-Q
period 2009-09-30
SPEEDUS CORP
filed 2009-11-16
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
The number of shares of Common Stock outstanding as of November 16, 2009 was 3,935,596

INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	23

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	24

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	25

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	26

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,048,480	$6,007,757
U.S. Treasury Bills	1,749,982	-
Accounts receivable	170,162	17,390
Inventory	103,596	30,000
Marketable securities	4,166	2,633
Other current assets	36,794	10,678
Total current assets	3,113,180	6,068,458
Property and equipment, net of accumulated depreciation of $57,029 and $39,150	29,132	47,011
Other assets	22,447	22,447
Total assets	$3,164,759	$6,137,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$331,320	$174,293
Accrued liabilities	1,755,911	1,898,167
Convertible note to minority shareholder	533,386	328,883
Current portion of redeemable preferred stock	399,392	378,110
Total current liabilities	3,020,009	2,779,453

Redeemable preferred stock ($.0001 par value;100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	399,392	378,110
Total liabilities	3,419,401	3,157,563

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,438,006 shares issued)	54,380	54,380
Additional paid-in-capital	92,480,648	92,178,868
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(86,653,059)	(83,116,284)
Stockholders' equity (deficit)	(254,642)	2,980,353
Total liabilities and stockholders' equity (deficit)	$3,164,759	$6,137,916

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$247,236	$4,735	$321,936	$129,080

Expenses:
Selling, general and administrative	629,874	1,521,845	2,437,103	3,477,175
Research and development	396,920	543,792	1,362,289	1,644,222
Depreciation and amortization	5,230	26,266	17,879	55,396
Cost of sales	140,644	10,568	143,982	11,044
Total operating expenses	1,172,668	2,102,471	3,961,253	5,187,837

Operating loss	(925,432)	(2,097,736)	(3,639,317)	(5,058,757)

Investment income	1,158	(181,845)	161,299	(165,845)
Interest income	531	32,298	10,509	166,973
Other income	-	-	2,800	-
Interest expense	(24,410)	(14,132)	(72,066)	(32,632)

Loss from continuing operations	(948,153)	(2,261,415)	(3,536,775)	(5,090,261)

Loss from discontinued operations	-	(5,174)	-	(465,901)

Net loss	$(948,153)	$(2,266,589)	$(3,536,775)	$(5,556,162)

Per share:
Loss per common share - basic and diluted:
Continuing operations	$(0.24)	$(0.57)	$(0.90)	$(1.27)
Discontinued operations	-	-	-	(0.12)

Loss per common share - basic and diluted	$(0.24)	$(0.57)	$(0.90)	$(1.39)

Weighted average common shares outstanding - basic and diluted	3,935,596	3,982,353	3,935,596	3,987,682

The accompanying notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,536,775)	$(5,556,162)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,879	354,219
Unrealized investment (gains) losses	(1,533)	319,747
Stock based compensation	216,415	185,260
Access and exclusivity fee	85,265	-
Accrued dividends on preferred stock	42,564	32,632
Accrued interest on convertible note	29,503	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(152,772)	(4,850)
Inventory	(73,596)	(24,900)
Marketable securities	-	896
Due from broker	-	(880,000)
Other current assets	(26,116)	209,669
Other assets	-	67,623
Accounts payable	157,027	108,288
Accrued liabilities	(142,256)	(239,299)
Securities sold and not yet purchased	-	779,361
Net cash used in operating activities	(3,384,395)	(4,647,516)

Cash flows from investing activities:

Property and equipment additions	-	(11,062)
United States Treasury bills:
Purchases	(1,749,982)	-
Maturities	-	2,996,700
Net cash (used in) provided by investing activities	(1,749,982)	2,985,638

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor	175,000	75,000
Exercise of stock options in subsidiary	100	-
Redemption of preferred stock	-	(100,000)
Repurchase of stock	-	(17,346)
Net cash provided by (used in) financing activities	175,100	(42,346)

Net decrease in cash and cash equivalents	(4,959,277)	(1,704,224)

Cash and cash equivalents, beginning of period	6,007,757	8,845,358
Cash and cash equivalents, end of period	1,048,480	7,141,134

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets		191,000
Non current assets		34,000
Other intangible assets		584,400
Less-liabilities assumed:
Redeemable preferred stock		(809,400)
Cash paid		-
less-cash acquired		-
Acquisition of business, net of cash acquired		$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements of Speedus Corp.  (the “Company” or “Speedus”) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2008 audited consolidated financial statements and notes thereto on Form 10-K.

Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Business activities

Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corporation (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based, energy efficient, solid-state drives (“SSD”), with I/O acceleration technology.

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

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At September 30, 2009, as a result of continued investment, our equity ownership was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.   The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.  In the three and nine months ended September 30, 2009 the Company recorded a charge to cost of sales of approximately $85,000 on the Consolidated Statements of Operations reflecting the fair value of the 5% equity position vested by 3M in August 2009.

Density Dynamics Corporation
In March 2008, we obtained approximately a 75% primary equity ownership in Density Dynamics Corporation. Density Dynamics Corporation is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.  See Note 2 for further discussion.

Index

Other Business Activities

F&B Gudtfood, (“F&B”).
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three months and nine months ended September 30, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three months and nine months ended September 30, 2009 and 2008.

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet. These entities had limited operations during the three and nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At September 30, 2009, we had an accumulated deficit of approximately $86,653,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Through September 30, 2009, Zargis Medical and Density Dynamics continued to generate losses which have reduced the minority investors’ interest to zero.  As result, the Company is consolidating 100% of the losses for these entities and continues to fund their operations with intercompany loans or additional investment, which are eliminated in consolidation.

Companies in which Speedus owns less than 20% of the outstanding voting securities and does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the calculations related to stock based compensation, other than temporary impairment of investments and certain accruals. Actual results could differ from those estimates.

Index

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SPIC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of Statement FASB ASC 320-10-05, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2009 and December 31, 2008, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $4,200 and approximately $2,600 as of September 30, 2009 and December 31, 2008, respectively.

Securities sold and not purchased
The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At September 30, 2009 and December 31, 2008, there were no securities sold and not purchased.

Fair Value of Financial Instruments
Cash and cash equivalents, U.S. Treasury bills, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to FASB ASC 820-10-05 “Fair Value Measurements”, the fair value of our cash equivalents and U.S. Treasury bills are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts receivable
Accounts receivable are recorded at the invoice amount and are not interest bearing.

Inventory
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

Long-lived assets
The Company periodically evaluates the net realizable value of long-lived assets, including fixed and intangible assets, in accordance with FASB ASC 360-10-05 “Accounting for the Impairment of Long-Lived Assets”, relying on anticipated future cash flows.  The Company’s evaluation of anticipated future cash flows considers operating results, business plans and economic projections, as well as, non-financial data such as market trends, product and development cycles, and changes in management’s market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

Revenue Recognition
Zargis Medical recognizes revenue upon completion of services performed under contracts, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition".  Density Dynamics recognizes revenue upon shipment of product to customers.

Income Taxes
The Company follows the provisions of FASB ASC 740-10-50 “Income Taxes-Overall-Disclosure.”  FASB ASC 740-10-50 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FASB ASC 740-10-50 had no material impact on the Company's consolidated financial statements.  The tax years 2004-2008 remain open to examination by the major taxing  jurisdictions to which we are subject.

As required by FASB ASC 740-10-05  “Accounting for Income Taxes,” the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities. As required by FASB ASC 740-10-05, the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities.

As of September 30, 2009, the Company has a deferred tax asset of approximately $51.7 million, relating primarily to operating losses. An offsetting valuation allowance of $51.7 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

Index

At September 30, 2009, the Company had net operating loss carryforwards of approximately $110 million which expire between 2015 and 2029. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.

FASB ASC 740-10-05 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of September 30, 2009, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2009 and 2008.

Earnings Per Share
Basic and diluted earnings (loss) per common share are determined in accordance with FASB ASC 260-10-05.   For the three months ended September 30, 2009 and 2008 outstanding stock options and warrants in the weighted average amounts of 683,000 and 551,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive. For the nine months ended September 30, 2009 and 2008 outstanding stock options and warrants in the weighted average amounts of 660,000 and 551,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive.

Stock Options
The Company accounts for stock options under FASB ASC 718-10-10, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $131,000 and approximately $48,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $216,000 and approximately $185,000 for the nine months ended September 30, 2009 and 2008,  respectively.

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. For the three and nine months ended September 30, 2009, key assumptions used in valuing these options included a risk-free interest rate of  approximately 2.3% to 3.2%,  an expected life of seven years ,and a volatility factor of approximately124% to 131%. For the three and nine months ended September 30, 2008, key assumptions used in valuing these options included a risk-free interest rate of approximately 3%, an expected life of six years and a volatility factor of approximately 106% to 112%.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505-50-30, “Equity Based Payments to Non-Employees.”  Any stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of Common Stock.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”.  (“SFAS No. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.  The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

In December 2007, the Financial Accounting Standards Board issued FASB ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB ASC 860-10-60.  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The adoption of FASB ASC 810-10-65 did not have a material impact on the consolidated results of operations and financial condition.

Index

In May 2009, the FASB issued FASB ASC 855-10-05, “Subsequent Events”, which is effective for reporting periods ending after June 15, 2009. FASB ASC 855-10-05 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.   The Company’s adoption of FASB ASC 855-10-05 did not have an impact on the Company’s consolidated financial statements.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009.  During this period no material subsequent events came to our attention.

In June 2008, the FASB ratified FASB ASC 815-40-15, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock).  FASB ASC 815-40-15 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $70,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2008 and September 30, 2009 consolidated balance sheets.  For the three months ended September 30, 2009 and 2008 accrued dividends on the redeemable preferred stock to the minority owner in the amount of approximately $15,000 and $14,000 respectively, has been recorded as interest expense.  During the nine months ended September 30, 2009 and 2008 approximately $42,000 and approximately $33,000 has been recorded as interest expense.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the minority owner. At December 31, 2008, $75,000 had been advanced by each of the Company and the minority owner.  During the first three months of 2009, the remaining balance of $175,000 was advanced by each of the Company and the minority owner. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The loan by the Company has been eliminated in consolidation. For the three months ended September 30, 2009 and 2008, accrued interest on the convertible note to the minority owner in the amount of approximately $10,000 and $0 has been recorded as interest expense, respectively. For the nine months ended September 30, 2009 and 2008 accrued interest on the convertible note to the minority owner in the amount of approximately $30,000 and $0 has been recorded as interest expense, respectively.

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

The loss from discontinued operations of F&B for the three months and nine months ended September 30, 2008 consists of:

	Period ended September 30, 2008
	Three	Nine
	Months	Months

Revenues	$113,710	$366,812
Cost of sales	44,037	125,217
Selling, general and administrative	70,573	694,673
Depreciation	4,274	12,823
Total operating expenses	118,884	832,713
Operating loss	(5,174)	(465,901)
Investment income	-	-
Net loss from discontinued operations	$(5,174)	$(465,901)

Index

4.	Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three months and nine months ended September 30, 2009 and 2008.

	Three months ended September 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$196,311	$50,925	$-	$247,236
Depreciation and amortization	1,315	3,915	-	5,230
Operating loss	(291,006)	(296,666)	(337,760)	(925,432)
Fixed assets	3,842	25,290	-	29,132
Total assets	318,991	126,925	2,718,843	3,164,759

	Three months ended September 30, 2008
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$4,735	$-	$-	$4,735
Depreciation and amortization	2,967	23,299	-	26,266
Operating loss	(675,414)	(849,122)	(573,200)	(2,097,736)
Fixed assets	15,626	37,354	-	52,980
Total assets	156,502	753,143	8,586,190	9,495,835

	Nine months ended September 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$271,011	$50,925	$-	$321,936
Depreciation and amortization	6,134	11,745	-	17,879
Operating loss	(1,035,862)	(1,360,218)	(1,243,237)	(3,639,317)
Fixed assets	3,842	25,290	-	29,132
Total assets	318,991	126,925	2,718,843	3,164,759

	Nine months ended September 30, 2008
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$129,080	$-	$-	$129,080
Depreciation and amortization	9,478	45,918	-	55,396
Operating loss	(1,730,364)	(1,427,310)	(1,901,083)	(5,058,757)
Fixed assets	15,626	37,354	-	52,980
Total assets	156,502	753,143	8,586,190	9,495,835

The Company has no foreign operations. During the three and nine months ended September 30, 2009 the Company had sales to the U.S. Army of approximately 72% and 79% of total Company revenues, respectively. During the three and nine months ended September 30, 2008 the Company had sales to the U.S. Army of approximately 100% of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 1.

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

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”).  Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims.  The Company appealed the IRS proposed tax adjustment and while the appeal process is underway, any related IRS levy has been stayed.  The Company took the step to set aside sufficient cash to satisfy the Claim and other potential obligations that may arise with respect to this issue. The Company has established a reserve of $1.3 million in accrued expenses at September 30, 2009 and December 31, 2008 and recorded a charge to selling, general and administrative expenses for this claim at December 31, 2008.

Recently, the Company met with officials of the IRS and proposed a settlement that would relieve the Company of responsibility for payment of the Federal income tax withholding with respect to the $2.8 million payment in exchange for the payment by the Company of Social Security and Medicare taxes (including associated interest) on such amount.  While the Company reasonably believes that a settlement will be achieved and expects a decision before December 31, 2009, there can be no assurance that a settlement will be reached or that the ultimate payment will be below the amount levied.

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

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground  in the development of DRAM based ,energy efficient, solid-state drives (SSD), with I/O acceleration technology.

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

In February 2003, we acquired a controlling interest in Zargis Medical of approximately 63%. At September 30, 2009, as a result of continued investment, our equity ownership interest was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis will support 3M in its efforts to develop a next-generation stethoscope that will be compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors. In the three and nine months ended September 30, 2009 the Company recorded a charge to cost of sales of approximately $85,000 on the Consolidated Statements of Operations reflecting the fair value of the 5% equity position vested by 3M in August 2009.

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

Other Business Activities

F&B Gudtfood.
As a result of continued losses, in October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the three and nine months ended September 30, 2008.

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” This entity had limited operations during the three and nine months ended September 30, 2009 and 2008.

Internet initiatives
In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of Internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.    These entities had limited operations during the three and nine months ended September 30, 2009 and 2008.

Investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of September 30, 2009 and December 31, 2008, we had not sold any securities that we did not own.

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

Index

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

Share-Based Payments
We account for share-based payments under FASB ASC 718-10-10, “Share-Based Payment.” Under this method, we record compensation cost based upon the fair value of those awards on the grant date over the remaining service period of each award on a straight line basis.

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

If factors change and we employ different assumptions in the application of FASB ASC 718-10-10 in future periods, the compensation expense that we record under FASB ASC 718-10-10 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718-10-10. Consequently, there is a risk that our estimates of the fair values of these awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  During the nine months ended September 30, 2009 and 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Contingencies
We account for contingencies in accordance with FASB ASC 450-10-05, “Accounting for Contingencies”.  FASB ASC 450-10-05 requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate,  if the actual loss is significantly different than the estimated loss, our results of operations will be affected in the period that the difference is known.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenues increased from approximately $5,000 for the three months ended September 30, 2008 to approximately $247,000 for the three months ended September 30, 2009. Revenues increased from approximately $129,000 for the nine months ended September 30, 2008 to approximately $322,000 for the nine months ended September 30, 2009. These increases in revenue are primarily the result of an increase in contracted service revenue earned by Zargis. In addition, Density Dynamics recognized revenue of approximately $51,000 during the three and nine months ended September 30, 2009.

Selling, general and administrative expenses decreased 59% from approximately $1,522,000 for the three months ended September 30, 2008 to approximately $630,000 for the three months ended September 30, 2009. This decrease was the result of reductions of approximately $180,000 in patent litigation expenses,  reductions in staff and related expenses of approximately $560,000 at Density Dynamics and  reductions in staff and related expenses of approximately $150,000 in  the corporate segment.  Selling, general and administrative expenses decreased 30% from approximately $3,477,000 for the nine months ended September 30, 2008 to approximately $2,437,000 for the nine months ended September 30, 2009. This decrease was the result of reductions of approximately $625,000 in patent litigation expenses, reductions in staff and related expenses of approximately $210,000 at Density Dynamics, reductions in staff and related expenses of approximately $110,000 in the corporate segment, and a reduction of approximately $95,000 in rent expenses in the corporate segment. Density Dynamics was acquired in March of 2008.

Research and development expenses decreased 27% from approximately $544,000 for the three months ended September 30, 2008 to approximately $397,000 for the three months ended September 30, 2009.  This reduction of approximately $147,000 was primarily related to the elimination of approximately $90,000 in Internet Initiative projects, a reduction in Zargis Development spending of approximately $120,000, and an increase development spending at Density Dynamics of approximately $63,000.  Research and development expenses decreased 17% from approximately $1,644,000 for the nine months ended September 30, 2008 to approximately $1,362,000 for the nine months ended September 30, 2009.  This reduction of approximately $282,000 was primarily related to the elimination of Internet Initiative projects of approximately $360,000, a reduction in Zargis development expenses of approximately $145,000, and an increase in development spending at Density Dynamics of approximately $230,000.

Index

Depreciation and amortization decreased 81% from approximately $26,000 for the three months ended September 30, 2008 to approximately $5,000 for the three months ended September 30, 2009. Depreciation and amortization decreased 67% from approximately $55,000 for the nine months ended September 30, 2008 to approximately $18,000 for the nine months ended September 30, 2009. These reductions are a result of assets having become fully depreciated during the three and nine months ended September 2008.

Cost of sales increased from approximately $11,000 for the three months ended September 30, 2008 to approximately $141,000 for the three months ended September 30, 2009. Cost of sales increased from approximately $11,000 for the nine months ended September 30, 2008 to approximately $144,000 for the nine months ended September 30, 2009.  These costs are directly attributable to increases in revenue of approximately $242,000 during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and attributable to increases in revenue of approximately $193,000 during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.   In addition, the Company recorded an access and exclusivity  fee of approximately $85,000 in the three and nine months ended September 30, 2009 reflecting the fair value of the 5% equity position vested by 3M in August 2009.

Investment income increased to approximately $1,000 during the three months ended September 30, 2009 compared to an investment loss of approximately $182,000 during the three months ended September 30, 2008.  This increase was primarily the result of an improvement in trading performance and a reduction in trading activity during the three months ended September 30, 2009.  Investment income increased from a loss of approximately $165,000 in the nine months ended September 30, 2008 to a gain of approximately $161,000 in the nine months ended September 30, 2009. This increase was primarily related to more favorable trading results during the nine months ended September 30, 2009, compared with unfavorable trading results during the nine months ended September  30, 2008.  Interest income decreased from approximately $32,000 in three months ended September 30, 2008 to approximately $1,000 during the three months ended September 30, 2009.  Interest income decreased from approximately $167,000 in the nine months ended September 30, 2008 to approximately $11,000 during the nine months ended September 30, 2009. These reductions in interest income were primarily due to a reduction in the amount  of capital available for investment purposes during the three and nine months ended September 30, 2009.  Other income was $0 during the three months ended September 30, 2008 and 2009.  Other income increased from $0 in the nine months ended September 30, 2008 to approximately $3,000 during the nine months ended September 30, 2009.  This increase was related to the sale of a domain name during the nine months ended September 30, 2009.  Interest expense increased from approximately $14,000 in the three months ended September 30, 2008 to approximately $24,000 during the three months ended September 30, 2009.  Interest expense increased from approximately $33,000 for the nine months ended September 30, 2008 to approximately $72,000 for the nine months ended September 30, 2009.  These increases in interest expense are primarily due to dividends payable on redeemable preferred stock and interest payable on a convertible note to a minority owner of Density Dynamics. Investment and interest income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At September 30, 2009, we had an accumulated deficit of approximately $86,653,000. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Index

Net cash used in operating activities was approximately $3,384,000 for the nine months ended September 30, 2009 compared to approximately $4,648,000 for the nine months ended September 30, 2008. This reduction in the net cash used in operating activities is primarily related to corporate cost cutting initiatives of approximately $625,000 in patent litigation expenses, approximately $400,000 in staff and related expenses, approximately $360,000 in internet initiative expenses, approximately $145,000 in development expenses at Zargis, offset somewhat by an increase in development spending at Density Dynamics of approximately $230,000, and other changes in operating assets and liabilities.

Net cash used in investing activities was approximately $1,750,000 for the nine months ended September 30, 2009 compared  to net cash provided by investing activities of approximately $2,986,000 for the nine months ended September 30, 2008. This net increase in net cash used in investing activities was primarily due to the maturation of a U.S. Treasury bill of approximately $2,997,000 in the nine months ended September 30, 2008, and the purchase of a U.S. Treasury Bill in the amount of approximately $1,750,000 during the nine months ended September 30, 2009.

 Net cash provided from financing activities was approximately $175,000 for the nine months ended September 30, 2009 compared to net cash used in financing activities of approximately $42,000 for the nine months ended September 30, 2008. This net increase in cash provided by financing activities is a result of proceeds received from convertible note financing by a minority investor in the nine months ended September 30, 2009 and the redemption of preferred stock and the repurchase of company stock that occurred in the nine months ended September 30, 2008.

At September 30, 2009, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $42,000. Approximately $27,000 of this amount is due during the year ending December 31, 2009, and the balance of  approximately $15,000  is due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At September 30, 2009 and December 31, 2008 we had not sold any securities that we did not own.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at September 30, 2009 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At September 30, 2009 and December 31, 2008 we had not sold any securities that we did not own.

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

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control ─ Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the period ended September 30, 2009 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below.  This report does not include an attestation report of our  registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our  registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting under two different theories that withholding tax was due to the IRS in connection with this payment, plus interest and penalties.  Under its primary theory, the IRS claims that the Company owes (i) $794,161 in connection with unpaid FICA, FUTA and withholding taxes under Sections 3101, 3111 and 3402 of the Internal Revenue Code (the “Code”), (ii) a negligence penalty of $158,832 under Section 6662 of the Code for failure to withhold the proper tax, (iii) a failure to deposit penalty of $4,127 under Section 6656 of the Code and (iv) all associated interest thereon.  Under the IRS’s alternative position, the IRS claims that the Company owes (i) $797,078 for backup withholding taxes under Section 3406 of the Code, and (ii) a penalty of $199,000 associated with the Company’s alleged failure to withhold the proper backup withholding taxes and (iii) a penalty of $579,921 for intentional disregard under Sections 6721 and 6722 of the Code for failure to file information return 1099-MISC.  In addition, on February 23, 2009, the IRS issued notice of its intention to levy $1,311,868.65 in respect of these claims. The Company has appealed an IRS proposed tax adjustment to the IRS’s administrative appeal group, and its appeal has been accepted.   As of September 16, 2009, the Company is pursuing its appeal, cooperating with the IRS, and complying with the IRS’ internal appeal process. While the appeal process is underway, any related IRS levy has been stayed.  However, if the Company is not successful in its appeal with the IRS, upon expiration of the temporary stay and the exhaustion of other administrative and judicial procedures available to the Company, the IRS may ultimately proceed with levying the Company’s assets.  The Company has established a reserve of $1.3 million in accrued expenses and a charge to selling, general and administrative expenses for this claim at December 31, 2008.

In March of 2009, the Company set aside in a separate account a cash balance sufficient to satisfy such claim if deemed to be necessary and other potential claims and obligations that may arise in the future with respect to this issue.

ITEM 1A.  RISK FACTORS

No material changes.

Index

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Nasdaq Compliance

The Company received notification on October 14, 2009 that Nasdaq Capital Market requires that the Company comply with the Nasdaq Listing Rule 5550 which includes requirements that Company have either a minimum $2.5 million in stockholders' equity, a $35 million market capitalization or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company submitted a plan to regain compliance with this rule on October 29, 2009.  If the plan is accepted, Nasdaq has the authority to allow up to 105 days from October 14, 2009, the date of the original notification, for the Company to regain compliance.

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

SPEEDUS CORP.

Date: November 16, 2009	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 16, 2009	By: /s/ John A. Kallassy
John A. Kallassy
Treasurer and Chief Financial and Accounting Officer