Form 10-K
period 2009-12-31
SPEEDUS CORP
filed 2010-03-31
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

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
Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,132,264 on June 30, 2009, based on the closing trade price of the Common Stock on the NASDAQ Stock Market on that date.

The number of shares of Common Stock outstanding as of March 30, 2010 was 3,995,596

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

Business Activities

Overview

Speedus Corp. (“Speedus” or the “Company”) operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. In March of 2008 we acquired a majority interest in DDC, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology. For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 11, Business Segment Information.”

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral. Heart murmurs can be a sign of serious types of valvular or other heart disease. Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform. Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance for Cardioscan in February, 2009. Cardioscan is fully integrated with the ZargisTelemed™ portal is also cleared for marketing in Australia, Canada, India, Singapore, South Africa and 31 European states.

In September of 2009, Zargis also announced FDA clearance to market its Signal X6™ device. Signal X6 is noninvasive and simultaneously records heart and lung sounds from six adhesive acoustic sensors. The recordings can be evaluated locally or, for locations where a cardiac specialist is not immediately available for consultation, transmitted through the Internet for remote evaluation. The sensors are adhesive, rather than handheld, which may reduce motion noise and increases clarity when compared to handheld stethoscopes. Zargis initially released Signal X6 in August 2009, when 510(k) clearance for the device was received.

In addition to the development of Cardioscan, Signal X6 and Zargis Telemed, Zargis has been awarded several contracts by the U.S. Army, most recently in August of 2009, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis of approximately 63%. At December 31, 2009, as a result of continued investment, our primary equity ownership was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand. The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met. The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.

Index

Density Dynamics

In March 2008, we obtained approximately a 75% equity interest in DDC. DDC is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

DDC is continuing development of its line of environmentally friendly DRAM based solid-state storage and I/O acceleration technology. The Jet.io RamFlash and DramJet Solid State Drives are built in a standard 3.5” drive format. These drives are the core components for DDC high performance storage products. In January 2010, DDC launched its JetX10 acceleration appliance and its JetPod and JetNode expansion chassis which integrate the Jet.io Solid State Drives to deliver the highest performance and greatly reduces complexity, space requirements and power consumption in traditional storage solutions. All DDC products are designed for enterprise and cloud computing environments which demand the highest performance, durability and lowest power consumption.

Other Business Activities

F&B Gudtfood

In October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration. We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the period ending December 31, 2008.

Local Multipoint Distribution Service (LMDS) License

We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of December 31, 2009 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Internet initiatives

In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.

Other investments

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of December 31, 2009 and 2008, we had not sold any securities that we did not own.

We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s). The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there was significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

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

Index

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

Employees

As of March 26, 2010, we had approximately 20 full time employees. We also rely on a number of consultants. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2009, we had an accumulated deficit of approximately $86.0 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Index

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

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

Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family acting together can control the direction and future operations of our company.

Shant S. Hovnanian, Vahak S. Hovnanian and trusts controlled by members of the Hovnanian family in the aggregate own approximately 41% of our outstanding Common Stock at December 31, 2009. As a result, acting together they may have the power to elect all of the members of our Board of Directors, amend our certificate of incorporation and by-laws and control the direction and future operations of our Company, in each case without the approval of any of our other stockholders.

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations.  During 2009 and 2008, the high and low sale prices of our Common Stock on the Nasdaq Stock Market ranged from $8.83 to $0.27, and $3.25 to $0.25, respectively.  The closing sale price of our Common Stock was $3.05 on March 17, 2010. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

We may not be able to maintain our listing with the Nasdaq Stock Market which may make it more difficult for you to resell shares when you want.

On several occasions in the past, we were not in compliance with the Marketplace Rules of the Nasdaq Stock Market (“Nasdaq”), which require listed companies to maintain a closing bid price equal to or greater than $1.00.

On January 28, 2010 the Company received written notification from Nasdaq informing the Company that is did not meet the terms of the extension granted to the Company on December 11, 2009 to comply with the stockholders’ equity requirement of Marketplace Listing Rule 5550(b) (the “Rule”) which requires the Company to maintain either (1) a minimum of $2.5 million in stockholders’ equity; (2) market value of listed securities of $35 million; or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years. On February 2, 2010, the Company submitted an appeal by requesting a hearing with the Nasdaq Hearings Panel. As a result, a hearing was held on March 11, 2010, at which time the Panel considered the plan the Company had developed and requested additional information from the Company regarding the Company’s plans for regaining and sustaining compliance with the rule. The Panel generally issues a decision within 30 to 45 days following a hearing. While the Panel has the authority to grant the Company up to 180 days from January 28, 2010 to regain compliance with the Rule, there can be no assurance that the Panel will grant the Company’s request for continued listing. The Company’s securities will continue to be listed on Nasdaq during this appeal process. On January 27, 2010 Speedus engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value with respect to Speedus’ Zargis subsidiary.

Index

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

The Company has identified material weaknesses in its internal controls over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, and as reported in this Annual Report on Form 10-K for the fiscal year then ended, management identified such material weaknesses as evidenced by the fact that the Company was unable to timely close its books and file required reports as required by securities regulations and has not filed its income tax returns on a timely basis. Additionally, we were unable to complete our evaluation as to the effectiveness of internal control in a timely manner. There is a reasonable possibility that material misstatements in the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis unless management is successful in remediating such material weaknesses.

Risks related to certain short-term investments

Securities that we invest in are subject to market price risks.

As part of our overall investment strategy, we invest in publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities.

We have also invested in equity and debt instruments of non-publicly held companies and account for them under the cost method since we do not have the ability to exercise significant influence over operations. We monitor these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying values when necessary. Based on non-observable data received from these non-publicly held companies, we have determined that the fair value of these investments is $0 as of December 31, 2009 and 2008. The Company recorded an impairment charge of $800,000 in the fourth quarter of 2008.

We have in the past and may in the future sell publicly traded equity securities that we do not own in anticipation of declines in the fair market values of the securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At December 31, 2009 and 2008, we had not sold any securities that we did not own.

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

We may rely on third parties, and possibly single third parties, to manufacture or commercialize our products. Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to manufacturing or commercializing our product may not be within our control. The third party on whom we rely to commercialize our products may not be able to recruit and retain skilled sales representatives.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information on our major locations at December 31, 2009 is presented below:

Location	Use	Square footage	Lease expiration	Renewal options
Princeton, NJ	Administrative and research (1)	2,500	2010	Month to Month
Stamford, CT	Administrative (1)	850	2009	Month to Month
Germantown, MD	Administrative and research (2)	1,500	2010	Month to Month
____________
(1) Zargis
(2) DDC

ITEM 3.	LEGAL PROCEEDINGS

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

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”). Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims. The Company appealed the IRS proposed tax adjustment and while the appeals process was underway, any related IRS levy had been stayed. The Company set aside sufficient cash to satisfy the Claim and other potential obligations that might have arisen with respect to this issue. The Company established a reserve of $1.3 million in accrued expenses and recorded a charge to selling, general and administrative expenses for this claim at December 31, 2008.

Index

In December of 2009 the Company and the IRS reached an agreement in which the Company paid the IRS approximately $117,000 in full settlement of this matter.  Accordingly, the Company reversed its $1.3 million reserve in accrued expenses and recorded a credit of approximately $1.2 million to the consolidated statement of operations in the year ended December 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of shareholders held on December 17, 2009, we submitted the following matters to a vote of its shareholders, all of which were approved:

1. Election of Directors:

Name of Director	Votes For	Votes Withheld
Shant S. Hovnanian	3,010,943	125,846
Vahak S. Hovnanian	3,031,878	104,911
William F. Leimkuhler	3,059,543	77,246
Jeffrey Najarian	3,059,618	77,171
Stephen X. Graham	3,070,395	66,394

2. Ratification of Amper, Politziner & Mattia, LLP as the Company’s registered public accounting firm:

Votes For	Votes Against	Abstentions
3,022,632	67,903	46,254

3. To approve an amendment to the Company’s 2005 Stock Incentive Plan to increase the number of shares of common stock available for issuance by 150,000 from 319,842 to 469,842 shares, as adjusted.

For	Votes Against	Abstentions
1,585,906	144,186	5,032

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for quotation on the Nasdaq Stock Market and trades under the symbol “SPDE.” The following table sets forth high and low trade prices for the Common Stock for the fiscal quarters indicated.

	High Sale	Low Sale
2009
First quarter	$0.63	$0.27
Second quarter	0.56	0.32
Third quarter	8.83	0.50
Fourth quarter	6.80	2.50
2008
First quarter	$2.00	$1.22
Second quarter	3.25	1.01
Third quarter	1.40	0.25
Fourth quarter	1.17	0.28

On several occasions in the past, we were not in compliance with the Marketplace Rules of the Nasdaq Stock Market (“Nasdaq”), which require listed companies to maintain a closing bid price equal to or greater than $1.00.

In December 2008, the Company received written notification from Nasdaq that it no longer complied with Nasdaq’s audit committee and independent director requirements under Marketplace Rules. Accordingly, in November 2009 the Company added an independent director who will serve on the audit committee, which brought the Company in full compliance with this requirement.

In addition, the Company failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Nasdaq advised the Company that it did not comply with Nasdaq’s Marketplace Rule 5250(c)(1) since it had not filed its Form 10-Q for the period ended June 30, 2009. On August 12th, 2009, the Company announced that it received approval from Nasdaq for the plan the Company submitted to Nasdaq on June 15, 2009 for regaining compliance with Nasdaq filing requirements set forth in Marketplace Rule 5250(c)(1) (the “Rule”). As a result, Nasdaq granted the Company a time extension to comply with the filing requirements set forth in the Rule. The extension allowed the Company to regain full compliance with the applicable Nasdaq filing requirements, and for the Company to maintain its securities listing, provided that the Company filed its Form 10-K for the year ended December 31, 2008, its Form 10-Q for the period ended March 31, 2009, and its 10Q for the period ended June 30, 2009, as required by the Rule, no later than October 13th, 2009. Subsequently, the Company succeeded in filing its Form 10-K for the year ended December 31, 2008, and its 10-Q for the periods ending March 31, 2009 and June 30, 2009, on October 13, 2009, at which time the Company was in compliance with Marketplace Rule 5250(c)(1).

On January 28, 2010 the Company received written notification from Nasdaq informing the Company that it did not meet the terms of the extension granted to the Company on December 11, 2009 to comply with the stockholders’ equity requirement of Marketplace Listing Rule 5550(b) (the “Rule”) which requires the Company to maintain either (1) a minimum of $2.5 million in stockholders’ equity; (2) market value of listed securities of $35 million; or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years. On February 2, 2010, the Company submitted an appeal by requesting a hearing with the Nasdaq Hearings Panel. As a result, a hearing was held on March 11, 2010, at which time the Panel requested additional information from the Company regarding its plan for regaining and sustaining compliance with the Rule. The Panel generally issues a decision within 30 to 45 days following a hearing. While the Panel has the authority to grant the Company up to 180 days from January 28, 2010 to regain compliance with the Rule, there can be no assurance that the Panel will grant the Company’s request for continued listing. The Company’s securities will continue to be listed on Nasdaq during this appeal process. On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank to evaluate strategic alternatives available to maximize shareholder value with respect to Speedus’ Zargis subsidiary.

On March 18, 2010, the closing trade price of our common stock was $3.01 per share. As of December 31, 2009, there were approximately 200 shareholders and, to the best of our belief, approximately 2,500 beneficial owners of our common stock. During the year ended December 31, 2009, we did not make any sales of securities that were not registered under the Securities Act of 1933, as amended.

Index

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay cash dividends on the common stock at any time in the foreseeable future. Future earnings, if any, will be used for the expansion of our business.

Issuer Purchases of Equity Securities

The Company made no repurchases of its securities in the quarter ended December 31, 2009.

Equity Compensation Plans

Information regarding our Common Stock authorized for issuance under equity compensation plans is included in Item 11 of this Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Speedus Corp. (“Speedus” or the “Company”) operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology.  For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 10, Business Segment Information -”Zargis”.

Zargis

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral. Heart murmurs can be a sign of serious types of valvular or other heart disease. Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform. Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance for Cardioscan in February, 2009. Cardioscan is fully integrated with the ZargisTelemed™ portal is also cleared for marketing in Australia, Canada, India, Singapore, South Africa and 31 European states.

In September of 2009, Zargis also announced FDA clearance to market its Signal X6™ device.  Signal X6 is noninvasive and simultaneously records heart and lung sounds from six adhesive acoustic sensors. The recordings can be evaluated locally or, for locations where a cardiac specialist is not immediately available for consultation, transmitted through the Internet for remote evaluation. The sensors are adhesive, rather than handheld, which may reduce motion noise and increases clarity when compared to handheld stethoscopes.  Zargis initially released Signal X6 in August 2009, when 510(k) clearance for the device was received.

In addition to the development of Cardioscan, Signal X6 and Zargis Telemed, Zargis has been awarded several contracts by the U.S. Army, most recently in October of 2008, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis of approximately 63%. At December 31, 2009, as a result of continued investment, our primary equity ownership interest was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand. The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met. The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.

Index

Density Dynamics

In March 2008, we obtained approximately a 75% equity interest in DDC. DDC is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

DDC is continuing development of its line of environmentally friendly DRAM based solid-state storage and I/O acceleration technology. The Jet.io RamFlash and DramJet Solid State Drives are built in a standard 3.5” drive format. These drives are the core components for DDC high performance storage products. In January 2010, DDC launched its JetX10 acceleration appliance and its JetPod and JetNode expansion chassis which integrate the Jet.io Solid State Drives to deliver the highest performance and greatly reduces complexity, space requirements and power consumption in traditional storage solutions. All DDC products are designed for enterprise and cloud computing environments which demand the highest performance, durability and lowest power consumption.

Other Business Activities

F&B Gudtfood

In October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration. We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the period ending December 31, 2008.

Local Multipoint Distribution Service (LMDS) License

We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of December 31, 2009 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Internet initiatives

In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.

Other investments

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of December 31, 2009, we had not sold any securities that we did not own.

We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s). The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there was significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company made an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

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

The fair value of the awards on the grant date is estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock over the period commensurate with the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rates are equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Estimated forfeiture rates are based on historical experience.

Contingencies

We account for contingencies in accordance with Statement of FASB ASC 450-10-05, “Accounting for Contingencies”. This ASC requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, our results of operations will be affected in the period that the difference is known.

Index

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues increased approximately $305,000 from $156,000 for the year ended December 31, 2008 to approximately $461,000 for the year ended December 31, 2009. The increase in revenues was primarily related to a new service contract completed by Zargis during 2009. In addition, DDC recognized revenue of approximately $51,000 during the year ended December 31, 2009 compared to $0 revenue in the year ended December 31, 2008.

Cost of sales increased approximately $136,000 from approximately $30,000 in the year ended December 31, 2008 to approximately $166,000 in the year ended December 31, 2009. Approximately $85,000 of this increase was an access and exclusivity fee relating to a 5% equity position in Zargis granted to 3M Company following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009). Approximately $73,000 of this increase in cost of sales was related to the increase of contracted labor and material costs associated with the increase of approximately $305,000 in revenue primarily in the Zargis segment.

Selling, general and administrative expenses decreased approximately $503,000 from approximately $3,731,000 for the year ended December 31, 2008 to approximately $3,228,000 for the year ended December 31, 2009. This decrease is primarily a result of a decrease in legal expenses relating to litigating patent infringement claims of approximately $525,000, a reduction in payroll related expenses of approximately $160,000 and a reduction of rent expense of approximately $96,000 in the corporate segment. In the Zargis segment there was an increase of approximately $107,000 in bad debt expense and a reduction in bonus expense of approximately $45,000. There was also a net increase in the DDC segment of approximately $86,000 in payroll related and other related expenses relating to a full year of expenses in 2009 compared to only ten months of activity in the year ended December 31, 2008 since the March 5, 2008 date of acquisition. Also the Company increased stock compensation expense by approximately $128,000 in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Research and development expenses decreased approximately $1,180,000 from approximately $2,926,000 for the year ended December 31, 2008 to approximately $1,746,000 for the year ended December 31, 2009. This decrease is primarily a result of the curtailment of spending on the Internet Initiative of approximately $420,000 in the corporate segment, a decrease in development spending in the Zargis segment of approximately $120,000 and a decrease of development spending of approximately $635,000 in the DDC segment.

Withholding tax provision decreased from approximately $1,300,000 in the year ended December 31, 2008 to a credit of approximately $1,183,000 in the year ended December 31, 2009. This change of approximately $2,483,000 was related to the settlement of withholding tax matter with the IRS in December 2009. See below for additional information on this matter.

Depreciation and amortization decreased approximately $59,000 from approximately $84,000 for the year ended December 31, 2008 to approximately $25,000 for the year ended December 31, 2009. This decrease is primarily a result of the amortization of approximately $62,000 of intangible assets in the DDC segment during the year ended December 31, 2008 prior to being written off as impaired in the fourth quarter of 2008. No amortization expense was incurred in the year ended December 31, 2009. This was offset by an increase of approximately $6,000 in depreciation, also in the DDC segment, and a reduction of approximately $3,000 as a result of assets becoming fully depreciated in the Zargis segment.

Investment income decreased approximately $189,000 from a net gain of approximately $353,000 for the year ended December 31, 2008 to a net gain of approximately $164,000 for the year ended December 31, 2009. Net interest income decreased approximately $176,000 from approximately $187,000 in the year ended December 31, 2008 to approximately $11,000 for the year ended December 31, 2009. These reductions in investment income and interest income are primarily related to a reduction in the amount of capital available for investment purposes during the year ended December 31, 2009. Other income increased approximately $3,000 from $0 in the year ended December 31, 2008 to approximately $3,000 for the year ended December 31, 2009. This increase in other income was related to sale of a domain name during the year ended December 31, 2009. Net interest expense increased approximately $45,000 from approximately $51,000 for the year ended December 31, 2008 to approximately $96,000 for the year ended December 31, 2009. This net increase in interest expense is due to interest and dividends of approximately $45,000 relating to a convertible note issued to a minority owner in 2008. These investment income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Non Recurring Charges

Withholding Tax Provision

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”). Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims. The Company appealed the IRS proposed tax adjustment and while the appeals process was underway, any related IRS levy had been stayed. The Company set aside sufficient cash to satisfy the Claim and other potential obligations that might have arisen with respect to this issue. The Company established a reserve of $1.3 million in accrued expenses and recorded a charge to the consolidated statement of operations for this claim at December 31, 2008.

Index

In December of 2009 the Company and the IRS reached an agreement in which the Company paid the IRS approximately $117,000 in full settlement of this matter.  The Company reversed the $1.3 million reserve in accrued expenses and recorded a credit of approximately $1.2 million to the consolidated statement of operations  in the year ended December 31, 2009.

Non-public Company Investment Impairment.

We have invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there was significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Intellectual Property Impairment.

The Company’s acquisition of DDC included certain intangible assets which had a carrying value of $0.5 million at December 31, 2008, before adjustment. However, during the fourth quarter of 2008, in light of market conditions affecting the ability of this business to obtain credit and to raise money in the capital markets and, our ability to fund this operation and generate sufficient cash to fully realize these assets, the realization of these assets became uncertain. As a result, during the fourth quarter of 2008, we recognized an impairment loss in the amount of approximately $0.5 million.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2009, we had an accumulated deficit of approximately $86.0 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We may not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value with respect to its Zargis subsidiary. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

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

Net cash used in operating activities was approximately $4,400,000 for the year ended December 31, 2009 compared to approximately $6,070,000 for the year ended December 31, 2008. This net decrease in cash used in operating activities of approximately $1,670,000 is primarily the result of an improvement in the net loss of approximately $5,762,000, an improvement of approximately $260,000 in non-cash expenses which are offset by negative cash flows of approximately $1,318,000 in impairments and negative changes in operating assets and liabilities of approximately $3,034,000 from 2008.

Index

Net cash used in investing activities was approximately $1,764,000 for the year ended December 31, 2009 compared to net cash provided by investing activities of approximately $2,984,000 for the year ended December 31, 2008. This net increase in cash used in investing activities of approximately $4,748,000 is primarily the result of the purchase of United States Treasury Bills of approximately $1,750,000 in 2009 compared the maturation of United States Treasury Bills of approximately $2,997,000 in 2008.

Net cash provided from financing activities was approximately $307,000 for the year ended December 31, 2009 compared to net cash provided by financing activities of approximately $248,000 for the year ended December 31, 2008. This net increase in cash provided by financing activities of approximately $59,000 is a result of an increase in proceeds from the exercise of stock options of approximately $132,000 received in the year ended December 31, 2009, a reduction in preferred stock redemptions of approximately $100,000 and the repurchase of treasury stock of approximately $52,000, offset by a reduction by a minority investor in convertible note financing of approximately $150,000 and a reduction of capital contribution of approximately $75,000.

At December 31, 2009, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $20,000.  These minimum future lease payments are due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

On March 5, 2008, the Company acquired a 75% interest in DDC, a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000. In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The fair value of the net assets acquired as of the acquisition date has been allocated: $195,000 to current assets, $34,000 to noncurrent assets, $580,000 to other intangible assets and $809,000 to liabilities. The $580,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) was being amortized over a period of seven years until written off in the fourth quarter of 2008.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $120,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The holders of the redeemable preferred stock have not issued a call for redemption and no redeemable preferred stock was redeemed in the year ended December 31, 2009 or as of the date of this report. On March 25, 2010, the holders of the redeemable preferred shares agreed to defer all obligations of DDC to redeem or make payments to the holders until April 1, 2011. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2009 and 2008 consolidated balance sheets. For the years ended December 31, 2009 and 2008, the accrued dividends on this redeemable preferred stock of approximately $57,000 and $47,000, respectively has been recorded as interest expense on the Company’s consolidated statements of operations.

In July 2008, DDC sold 300,000 shares of its common stock for a price of $1.00 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to a noncontrolling interest of DDC. The investment by Speedus has been eliminated in consolidation. The investment by the noncontrolling interest has been reflected in additional paid-in-capital during the year ended December 31, 2008. In connection with this sale of stock, DDC issued seven year warrants to purchase 56,250 and 18,750 shares of DDC common stock to Speedus and the noncontrolling interest, respectively, with an exercise price of $1.00 per share.

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. At December 31, 2008, $75,000 had been advanced by each of the Company and the noncontrolling interest. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the noncontrolling interest. The aggregate amount under the notes was due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The holders of the notes have not issued a call for repayment of the loans and the loan was not repaid during the year ended December 31, 2009 or as of the date of this report. On March 25, 2010, the holders of the notes agreed to defer any and all obligations DDC has under the notes until April 1, 2011. The loan by the Company has been eliminated in consolidation. For the years ended December 31, 2009 and 2008, accrued interest on the convertible notes to the noncontrolling interest of approximately $40,000 and $4,000, respectively has been recorded as interest expense on the Company’s consolidated statements of operations.

Index

We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We purchase these securities in anticipation of increases in the fair market values of the securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. When we sell securities that we do not own, we must borrow the securities we sold in order to deliver them and settle the trades. Thereafter, we must buy the securities and deliver them to the lender of the securities. Our potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing. At December 31, 2009 and 2008, we had not sold any securities that we did not own.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. (“SFAS No. 168”). SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The ASC supersedes all existing non- SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

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

None

Index

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such internal control over financial reporting was not effective with respect to the material weaknesses described below, and because we were not able to complete those tasks and our evaluation in time to file this Form 10-K by its due date.  During the period when our finance/accounting management and staff were completing the year-end closing processes and preparing this Form 10-K, they were also involved with several large projects, including discontinued operations and withholding taxes.  Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

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

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control ─ Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2009 and concluded that such internal control over financial reporting was not effective with respect to the material weaknesses described below, and because we were not able to complete those tasks in time to file this Form 10-K by its due date.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified the following material weaknesses:

•	Timely closing of books and filing of reports

•	Failure to file timely tax returns. Although we have filed extensions and made payments, where applicable, no income tax returns have been filed since 2005.

Index

The above material weaknesses were identified in the second half of 2009, prior to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was not filed until October of 2009. At about that time, the Company hired a financial consultant and appointed a new Chief Financial Officer, and these individuals, along with other members of management, began taking steps to alleviate the material weaknesses that were reported. Although management feels it has made improvements in its controls and procedures over financial reporting, because of the turnover in the finance department, and the significant time spent on researching accounting issues mentioned above, the Company did not have sufficient time or management resources available to adequately test its control procedures. Therefore management cannot assure that the above noted material weaknesses have been completely rectified and saw the need to identify the above weaknesses for the fiscal year ended December 31, 2009.

Largely due to the improvements in the financial systems and internal controls that have been made to date, the Company reported its Form 10-Q for the third quarter of 2009 in a timely fashion and expects to file this Form 10-K prior to the required filing date.  In addition, the Company has engaged Amper Politziner & Mattia LLP to prepare and file all previously unfiled tax returns, and has submitted extension requests and estimated payments for the 2009 tax returns.

Changes in Internal Control over Financial Reporting.

With the exception of the changes noted above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the names, ages and titles of the persons who were Directors and/or executive officers of the Company as of December 31, 2009.

Name	Age	Position
Shant S. Hovnanian	50	Chairman of the Board of Directors,
		President and Chief Executive Officer
Vahak S. Hovnanian	78	Director
William F. Leimkuhler	58	Director
Jeffrey Najarian	51	Director
Stephen X. Graham	57	Director
John A. Kallassy	45	Chief Executive Office - Zargis
		Treasurer and Chief Financial Officer - Speedus

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

Mr. Stephen X. Graham has served as a Director since November 11, 2009. Mr. Graham is Managing Director of Crosshill Financial Group, Inc., which he founded in 1988, and has been a General Partner of Crosshill Georgetown Capital, L.P. since November 2000 and Crosshill Debt II, L.P. since 2004. Prior to these roles Mr. Graham was a Principal with Kidder Peabody & Co., and held positions with Merrill, Lynch & Co. and Arthur Young & Co. Mr. Graham received a B.A. from Georgetown University and an MBA from the University of Chicago Graduate School Of Business. He is also a board member of NYSE-traded TNS Inc. and several private companies.

John A. Kallassy has served as Executive Vice President since September 2000 and Chief Executive Officer of Zargis Medical Corp. since November 2004. Mr. Kallassy has served in the additional capacity as Treasurer and Chief Financial Officer of Speedus Corp. since August 2009. In addition to developing and executing Zargis’ business strategy, Mr. Kallassy is also responsible for evaluating new business investment opportunities at Speedus within several business sectors. Prior to his leadership roles at Speedus and Zargis, Mr. Kallassy was a founder and Chief Executive Officer of American Data Consultants, Inc. (ADC), a firm specializing in information services, direct marketing and marketing research. Mr. Kallassy sold ADC to R.L. Polk in 1997 and continued his employment for three years at R.L. Polk as the ADC division president and later as a corporate vice president where he led the product management and analytical consulting groups for a $100 million business unit that was ultimately sold to Equifax Inc. Mr. Kallassy holds a Bachelor of Science Degree in Biochemistry from the State University of New York which was completed at Leeds University in Leeds, England and earned his MBA from the Johnson School of Management at Cornell University.

Index

Board of Directors and Audit Committee Composition

In December 2008, the Company received written notification from The Nasdaq Stock Market that it no longer complied with Nasdaq’s audit committee and independent director requirements under Marketplace Rules. The Company Complied with this requirement by appointed a new outside director and audit committee member November 11, 2009.

Audit Committee

The Audit Committee of the Board currently consists of William F. Leimkuhler (Chairman) , Jeffrey Najarian, and Stephen X. Graham all independent non-employee directors. The Audit Committee has the duties and responsibilities set out in the Audit Committee Charter. Those include: selection and appointment of the independent auditor, review of its independence and of other services provided by it, and of the fees and other arrangements regarding its services; review with the independent auditor and management of the scope of the audit, and of significant financial reporting issues and judgments; review with the independent auditor and management of the annual audited financial statements and of the quarterly financial statements; and review with the independent auditor and management of the quality and adequacy of internal controls. The Board has determined that Mr. Leimkuhler is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission.

The Audit Committee has adopted a charter which is available in the Investor Relations section of the Company's website at www.speedus.com.

Audit Committee Report

Management is responsible for the Company's internal control, consolidated financial statements and the financial reporting process. Amper, Politziner & Mattia, LLP (“Amper”) served as the Company's independent public accountants in 2009 and is responsible for expressing an opinion on those consolidated financial statements based upon an audit in accordance with auditing standards generally accepted in the United States of America. The Committee's responsibilities include the monitoring and oversight of these processes.

The Committee has met and held discussions with management and Amper. The Committee has also reviewed and discussed the 2009 quarterly and annual consolidated financial statements with management and Amper. The Committee has also discussed with Amper matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”, issued by the Auditing Standards Board of the American Institute of Certified Public Accountants.

Amper has also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and the Committee discussed with Amper that firm's independence.

Based upon the Committee's review and discussion of the 2009 annual consolidated financial statements with management and Amper, the Committee recommended to the Board of Directors that the Company’s audited 2009 consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

By the Audit Committee
of the Board of Directors:
William F. Leimkuhler (Chairman)
Jeffrey Najarian
Stephen X. Graham

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

Index

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the salary and bonus, as well as certain other compensation, paid or accrued to each of the two most highly compensated executive officers of the Company (the "Named Executive Officers")  for the years ended December 31, 2009, 2008 and 2007  in all capacities in which they served. See “Employment Agreements”.

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards (1)		Non-Equity Incentive Plan Compen- sation		Non- qualified Deferred Compen-sation Earnings		All Other Compen-sation (2)		Total
Shant S. Hovnanian	2009	$126,000	$	---	$	---	$	---	$	---	$	---	$	---	$126,000
Chief Executive Officer	2008	275,000		---		---		---		---		---		75,162	350,162
	2007	275,000		---		---		-		---		---		171,526	446,526
John A. Kallassy	2009	$225,000		$32,000	$	---		$87,000	$	---	$	---	$	---	$344,000
Executive Vice President	2008	225,000		7,000		---		---		---		---		---	232,000
	2007	225,000		53,000		---		---		---		---		---	278,000

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

Grants of Plan-Based Awards

During 2009 a grant of 50,000 options to purchase common stock was and made to John A. Kallassy.  Mr. Kallassy exercised 30,000 of these options in 2009.  There were no grants of options to purchase Common Stock made to Named Executive Officers during 2008.

Index

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding stock option awards held by the Named Executive Officers as of December 31, 2009.

	Number of Securities Underlying		Equity Incentive Plan Awards Number of Securities Underlying Unexercised	Option	Option
	Unexercised Options		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Shant S. Hovnanian	31,925	---	---	$4.00	04/03/11
	62,500	---	---	4.40	04/25/12
	100,000	---	---	5.08	08/10/16
John Kallassy	56,250	---	---	12.00	09/05/10
	28,125	---	---	4.00	04/03/11
	25,000	---	---	6.00	07/15/05
	20,000	---	---	1.94	08/14/19

For additional information regarding stock options, see “Notes to Consolidated Financial Statements - Note 6. Stockholders’ Equity.”

Option Exercises and Stock Vested

During 2009 a grant of 50,000 options to purchase common stock was and made to John A. Kallassy.  Mr. Kallassy exercised 30,000 of these options in 2009.

Compensation Committee

The Compensation Committee of the Board currently consists of Jeffrey Najarian (Chairman) and William F. Leimkuhler, both independent non-employee directors. The Compensation Committee establishes and administers the Company's policies regarding compensation. In addition, the Compensation Committee, as well as the Board of Directors, administers the Company's Stock Incentive Plan and determines which eligible employees and consultants of the Company may participate in the Plan and the type, extent and terms of the awards to be granted to them.

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

Section 162(m) of the Code.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits the deductibility by the Company of compensation paid in any one year to any executive officer named in the Summary Compensation Table to $1,000,000. Option awards under the Stock Incentive Plan made in conformity with the “performance-based” exemption from Section 162(m) will be exempt from the limits of Section 162(m). While the Company’s policy has always been to pursue a strategy of maximizing deductibility of compensation for all of its employees, the Compensation Committee believes it is important to maintain the flexibility to take actions it considers to be in the best interest of the Company and its stockholders, which may be based on considerations in addition to Section 162(m). In 2009 and 2008, none of the executive officers were paid cash compensation in excess of $1,000,000.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

By the Compensation Committee
of the Board of Directors:
Jeffrey Najarian (Chairman)
William F. Leimkuhler

Index

Compensation of Directors

The following table sets forth information regarding the cash fees, as well as certain other compensation, paid or accrued to our Directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards (1) (2)	Non-Equity Incentive Plan Compen-sation		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings		All Other Compen- sation		Total
Vahak S. Hovnanian	$18,000	$	---	$8,009	$	---	$	---	$	---	$26,009
William F. Leimkuhler	48,000		---	8,009		---		---		---	56,009
Jeffrey Najarian	18,000		---	8,009		---		---		---	26,009
Stephen X. Graham	2,550		---	34,575		---		---		---	37,125

(1) In determining the aggregate grant date fair value, the stock options were valued using the Black-Scholes option pricing model. For information on the key assumptions used in valuing the options, see “Notes to Consolidated Financial Statements - Note 2, Summary of Significant Accounting Policies - Stock options.”

(2) At December 31, 2009, Messrs. Hovnanian, Leimkuhler, Najarian , and Graham  held stock options in the aggregate amounts of 31,875, 31,688, 30,000, and 10,000, respectively.

During 2009, our Directors who are not officers or employees ("Non-Employee Directors") received an annual retainer of $18,000, except for Mr. Graham who received $2,550 reflecting a pro-ration as a result of Mr. Graham  becoming a director of the Company on November 11, 2009. Mr. Leimkuhler received an additional retainer for services as a Director of two of the Company’s majority-owned subsidiaries, as lead outside director of the Company and as the Chairman of the Company’s Audit Committee in the aggregate amount of $48,000.  In addition, upon their initial election to the Board, new Non-Employee Directors are granted options to purchase 1,250 shares of Common Stock that are fully vested and immediately exercisable. Mr. Graham was granted options to purchase 7,500 shares of common stock that were fully vested and immediately exercisable upon becoming a director on November 11, 2009.  Upon the date of each annual meeting, Non-Employee Directors are granted options at fair market value to purchase an additional 2,500 shares of Common Stock that are fully vested and immediately exercisable. Our Directors of the Company who are officers or employees do not receive any additional compensation for serving on the Board or on any Board committee.

Employment Agreements

We entered into an agreement effective April 1, 2006 with Mr. Shant S. Hovnanian, Chairman and Chief Executive Officer of the Company. The agreement has a three-year term and provides for an initial annual salary of $275,000. Under the agreement, Mr. Hovnanian is entitled to be considered for an annual performance based bonus targeted at 50% or greater of his base salary, use of a Company apartment and car, a country club membership, and a $2,000,000 term life insurance policy with the beneficiary designated by Mr. Hovnanian. Under this agreement, Mr. Hovnanian was also granted 100,000 options in August 2006 to purchase shares of our Common Stock at the market value as of the effective date of the agreement. The options are fully vested and immediately exercisable.

We entered into an employment agreement effective September 5, 2000, and revised in 2006 with Mr. John A. Kallassy. The agreement provides that Mr. Kallassy will act as our Executive Vice President. The agreement, which has no term, provides for an annual salary of $225,000, subject to periodic review, and annual bonuses based on the executive’s attainment of certain performance goals. Under this agreement, Mr. Kallassy was granted 56,250 options to purchase shares of our Common Stock at the market value as of the effective date of the agreement. All 56,250 options are now fully vested and exercisable. In 2005, Mr. Kallassy’s bonus and salary were combined and the aggregate total paid as salary. Thereafter, Mr. Kallassy became entitled to bonuses based upon the achievement of certain agreed upon milestones.

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

The following table sets forth information as of December 31, 2009 with respect to the beneficial ownership of our stock by (i) each person known by us to be the beneficial owner of more than 5% of the Common Stock; (ii) each person serving as a Director or Director nominee of the Company; (iii) each of our executive officers, and (iv) all of our Directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

	Common Stock Beneficially
	Owned (1)
Beneficial Owner	Number	Percent

Shant S. Hovnanian (2)(3)	755,879	18.0%
Vahak W. Hovnanian Asset Trust, the Paris J. Hovnanian Asset Trust and the Charentz J. Hovnanian Asset Trust (4)	390,000	9.8%
Vahak S. Hovnanian (5)	729,165	18.1%
William F. Leimkuhler (6)	31,688	*
Jeffrey Najarian (7)	30,000	*
Stephen X. Graham (8)	10,000	*
John Kallassy (9)	151,700	3.7%
XO Holdings, Inc. (10)	500,000	12.5%
All Directors and Executive Officers as a group (total 6 persons)	2,098,432	47.4%
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

(2)    Includes options to purchase 194,425 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

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

(5)    Includes options to purchase 31,875 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(6)    Includes options to purchase 31,688 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(7)    Includes options to purchase 30,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(8)    Includes options to purchase 10,000 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(9)    Includes options to purchase 129,375 shares of Common Stock pursuant to the Stock Incentive Plan, which are fully vested and exercisable.

(10)  Pursuant to a Stock Purchase Agreement dated as of June 13, 1999, the Company is required to use all reasonable efforts, subject to fiduciary duties under applicable law, to cause an XO Communications, Inc. representative to be elected to the Company’s Board.

Index

In addition, Verizon Communications Inc., formerly Bell Atlantic Corporation, has the right to appoint one director to the Board, so long as Verizon shall hold at least 1% of the shares of Common Stock outstanding on a fully diluted basis.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009 for all compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of Outstanding options, warrants and rights		Number of securities remaining available for further issuance
Equity compensation plans approved by security holders	544,067		$5.06	269,895
Equity compensation plans not approved by security holders	---	$	---	---

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under ‘Director Compensation’ included in Item 11. of  this Form 10-K is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees represent fees for services rendered in connection with the annual audit and quarterly reviews of the Company’s financial statements. For the years ended December 31, 2009 and 2008, the Company paid or accrued $140,000 and $183,000 for audit fees to Amper, Politziner & Mattia, LLP.

Audit-Related Fees represent fees for services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as Audit Fees. For the years ended December 31, 2009 and 2008, the Company did not pay or accrue any amounts for audit-related fees.

Tax Fees represent fees for services rendered in connection with tax compliance, tax advice and tax planning. For the years ended December 31, 2009 and 2008, the Company paid or accrued $13,750 and $21,350 for tax fees to Amper, Politziner & Mattia, LLP, respectively.

All Other Fees represent fees for services rendered other than those described above. For the year ended December 31, 2008, the Company paid PricewaterhouseCoopers LLP $5,000 in fees in connection with the Company’s change in its principal accountant. The Audit Committee of the Company's Board of Directors has established a policy requiring it’s pre-approval of all audit and non-audit services provided by its independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and all other permitted services.

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

14	Code of Ethics for Chief Executive Officer and Senior Finance Officers (6)

21	Subsidiaries of Speedus Corp. (1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (7)

Index

---------------------------------------------------
(1)	Incorporated by reference to the Company's Registration Statement in Form S-1 (File No. 33-98340) which was declared effective by the Commission on February 7, 1996.

(2)	Incorporated by reference to the Company's Form 8-K filed on December 4, 2007.

(3)	Incorporated by reference to the Company's Form 8-K filed on January 16, 2001.

(4)	Incorporated by reference to the Company's Definitive Proxy Statement filed on October 13, 2005.

(5)	Incorporated by reference to the Company's Form 10-Q filed on August 14, 2006.

(6)	Incorporated by reference to the Company's Form 10-K filed on April 2, 2007.

(7)	Filed herewith.

(c) Financial Statement Schedules

None.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Speedus Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Speedus Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Speedus Corp. and its Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

S/Amper, Politziner, & Mattia, LLP
March 30, 2010
New York, New York

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$150,010	$6,007,757
United States Treasury bills	1,750,000	-
Accounts receivable, net of allowances of $107,385 and $0	54,975	17,390
Inventory	98,222	30,000
Marketable securities	4,960	2,633
Other current assets	8,000	10,678
Total current assets	2,066,167	6,068,458

Property and equipment, net of accumulated depreciation of $38,414 and $39,150	36,795	47,011
Other assets	22,447	22,447
Total assets	$2,125,409	$6,137,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$350,386	$174,293
Accrued liabilities	226,392	1,898,167
Current portion of convertible note to noncontrolling interest	-	328,883
Current portion of redeemable preferred stock	-	378,110
Total current liabilities	576,778	2,779,453

Convertible note to noncontrolling interest, net of current portion	543,608	-
Redeemable preferred stock ($.001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding), net of current portion	812,972	378,110
Total liabilities	1,933,358	3,157,563

Commitments and Contingencies

Stockholders' equity:
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,498,006 and 5,438,006 shares issued and outstanding)	54,980	54,380
Additional paid-in-capital	92,829,557	92,178,868
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(85,960,079)	(83,116,284)
Total Speedus stockholders' equity	787,847	2,980,353
Noncontrolling deficit	(595,796)	-
Total stockholders' equity	192,051	2,980,353
Total liabilities and stockholders' equity	$2,125,409	$6,137,916

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008

Revenues	$461,177	$155,870

Expenses:
Cost of sales	166,327	30,352
Selling, general and administrative	3,228,149	3,731,428
Research and development	1,745,754	2,926,068
Withholding tax (reversal) provision	(1,183,184)	1,300,000
Impairment loss on intangible assets	-	518,210
Impairment loss on other investments	-	800,000
Depreciation and amortization	24,524	84,114
Total operating expenses	3,981,570	9,390,172

Operating loss	(3,520,393)	(9,234,302)

Investment income	163,693	352,999
Interest income	10,785	187,433
Other income	2,800	-
Interest expense	(96,476)	(50,703)

Loss from continuing operations	(3,439,591)	(8,744,573)

Loss from discontinued operations	-	(351,938)
Loss from disposal of discontinued operations	-	(105,365)

Loss from discontinued operations	-	(457,303)

Net loss including noncontrolling interest	(3,439,591)	(9,201,876)
Less: Net loss attributed to noncontrolling interest	(595,796)	-
Net loss attributed to Speedus	$(2,843,795)	$(9,201,876)

Earnings per share attributed to Speedus common stockholders:
Loss per common share - basic and diluted:
Continuing operations	$(0.72)	$(2.19)
Discontinued operations	-	(0.12)

Loss per common share - basic and diluted	$(0.72)	$(2.31)

Weighted average common shares outstanding - basic and diluted	3,946,144	3,976,107

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2008 and 2009

	Common Stock		Additional Paid-in-capital	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, January 1, 2008	5,438,006	$54,380	$91,797,457	1,445,634	$(6,085,078)	$(73,914,408)	$11,852,351

Stock based compensation			306,411				306,411

Repurchase of common stock				56,776	(51,533)		(51,533)

Capital contribution in subsidiary by noncontrolling interest			75,000				75,000

Net loss including noncontrolling interest						(9,201,876)	(9,201,876)

Balance, December 31, 2008	5,438,006	$54,380	$92,178,868	1,502,410	$(6,136,611)	$(83,116,284)	$2,980,353

Stock based compensation			434,524				434,524

Exercise of stock options	60,000	600	130,900				131,500

Subsidiary Access and Exclusivity Fee			85,265				85,265

Net loss including noncontrolling interest						(3,439,591)	(3,439,591)

Balance, December 31, 2009	5,498,006	$54,980	$92,829,557	1,502,410	$(6,136,611)	$(86,555,875)	$192,051

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss including noncontrolling interest	$(3,439,591)	$(9,201,876)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,524	112,763
Bad debt expense	107,385	-
Unrealized investment (gains)/losses	(2,327)	15,901
Stock based compensation	434,524	306,411
Access and exclusivity fee	85,265	-
Impairment loss on intangible assets	-	518,210
Impairment loss on other assets	-	800,000
Accrued dividends on preferred stock	56,752	46,820
Accrued interest on convertible note	39,725	3,883
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(144,970)	(12,240)
Inventory	(68,222)	(30,000)
Marketable securities	-	73,656
Other current assets	2,678	258,795
Other assets	-	402,680
Accounts payable	176,093	127,880
Accrued liabilities	(1,671,775)	507,364
Net cash used in operating activities	(4,399,939)	(6,069,753)

Cash flows from investing activities:
Property and equipment additions	(14,308)	(13,015)
United States Treasury bills:
Purchases	(1,750,000)	-
Maturities	-	2,996,700
Net cash (used in) provided by investing activities	(1,764,308)	2,983,685

Cash flows from financing activities:
Convertible note financing in subsidiary by noncontrolling interest	175,000	325,000
Capital contribution in subsidiary by noncontrolling interest	-	75,000
Redemption of preferred stock	-	(100,000)
Repurchase of stock	-	(51,533)
Proceeds from the exercise of stock options	131,500	-
Net cash provided by financing activities	306,500	248,467

Net decrease in cash and cash equivalents	(5,857,747)	(2,837,601)

Cash and cash equivalents, beginning of year	6,007,757	8,845,358
Cash and cash equivalents, end of year	$150,010	$6,007,757

Supplemental information of business acquired:
Fair value of assets acquired:
Other current assets	$-	$195,000
Non current assets	-	34,000
Other intangible assets	-	580,400
Less-liabilities assumed:
Redeemable preferred stock	-	(809,400)
Cash paid	-	-
less-cash acquired	-	-
Acquisition of business, net of cash acquired	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

Speedus Corp. (“Speedus” or the “Company”), a Delaware corporation, was formed in October 1995 as CellularVision USA, Inc. (“CVUS”) to combine the ownership of predecessor companies that were under common control. In January 1999, through a ‘short form merger’ as allowed under Delaware law, CVUS changed its name to SPEEDUS.COM, Inc. In June 2002, in the same manner, SPEEDUS.COM, Inc. changed its name to Speedus Corp. Unless the context requires otherwise, the term Company includes the Speedus Corporate Segment and its wholly- and majority-owned subsidiaries.

Business Overview

Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals. In March of 2008 we acquired a majority interest in DDC, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology. For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 11, Business Segment Information.”

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral. Heart murmurs can be a sign of serious types of valvular or other heart disease. Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform. Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance for Cardioscan in February, 2009. Cardioscan is fully integrated with the ZargisTelemed™ portal is also cleared for marketing in Australia, Canada, India, Singapore, South Africa and 31 European states.

In September of 2009, Zargis also announced FDA clearance to market its Signal X6™ device. Signal X6 is noninvasive and simultaneously records heart and lung sounds from six adhesive acoustic sensors. The recordings can be evaluated locally or, for locations where a cardiac specialist is not immediately available for consultation, transmitted through the Internet for remote evaluation. The sensors are adhesive, rather than handheld, which may reduce motion noise and increases clarity when compared to handheld stethoscopes. Zargis initially released Signal X6 in August 2009, when 510(k) clearance for the device was received.

In addition to the development of Cardioscan, Signal X6 and Zargis Telemed, Zargis has been awarded several contracts by the U.S. Army, most recently in August of 2009, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis of approximately 63%.  At December 31, 2009, as a result of continued investment, our primary equity ownership was approximately 90%.

Index

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.  For the year ended December 31, 2009, the Company recorded an access and exclusivity fee to cost of sales of approximately $85,000 on the consolidated statements of operations reflecting the fair value of the 5% equity position vested by 3M in August 2009.

Density Dynamics

In March 2008, we obtained approximately a 75% equity interest in DDC. DDC is a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

DDC is continuing development of its line of environmentally friendly DRAM based solid-state storage and I/O acceleration technology. The Jet.io RamFlash and DramJet Solid State Drives are built in a standard 3.5” drive format.  These drives are the core components for DDC high performance storage products. In January 2010, DDC launched its JetX10 acceleration appliance and its JetPod and JetNode expansion chassis which integrate the Jet.io Solid State Drives to deliver the highest performance and greatly reduces complexity, space requirements and power consumption in traditional storage solutions.  All DDC products are designed for enterprise and cloud computing environments which demand the highest performance, durability and lowest power consumption. See note 3 for further discussion.

Other Business Activities

F&B Gudtfood.

In October 2008 we transferred the operations and liabilities of the remaining F&B restaurant store in to an unrelated third party for no consideration.  We have reflected the accounts of F&B as a discontinued operation in our consolidated financial statements for the year ending December 31, 2008.

Local Multipoint Distribution Service (LMDS) License

We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of December 31, 2009 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012. This entity had limited operations during 2009 and 2008.

Internet initiatives

In the fourth quarter of 2008, we ceased allocation of any material resources to our portfolio of internet initiatives, which included NetfreeUs, Wibiki, Adchooser and iMarklet.  These entities had limited operations during 2009 and 2008.

Liquidity

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At December 31, 2009, we had an accumulated deficit of approximately $86.0 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We may not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value with respect to its Zargis subsidiary. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

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

Noncontrolling interests

Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Through the year ended December 31, 2009, Zargis and DDC continued to generate losses which reduced the noncontrolling interest to zero. Effective January 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that noncontrolling interests (previously referred to as minority interests) be treated as a separate component of equity and that losses of a partially owned consolidated subsidiary be allocated to the noncontrolling interest even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all noncontrolling interests prospectively. The net loss attributed to the noncontrolling interests has been separately designated in the accompanying consolidated statements of operations. Losses attributable to the noncontrolling interest in a subsidiary may exceed the noncontrolling interests in the subsidiary’s equity. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

Companies in which Speedus owns less than 20% of the outstanding voting securities and does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the calculations related to stock based compensation, allowance for doubtful accounts, and other than temporary impairment of investments and certain accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SPIC insured limits.

Marketable Securities

All marketable securities are defined as trading securities under the provisions of FASB ASC 320-10-05, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2009 and 2008, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $5,000 and approximately $3,000 as of December 31, 2009 and 2008, respectively.  Unrealized gains or losses are included in investment income in the accompanying  consolidated statements of operations.

Other investments

We have also invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s). The Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there was significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge of $800,000 against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Intellectual Property Impairment

The Company’s acquisition of DDC included certain intangible assets which had a carrying value of $0.5 million at December 31, 2008, before adjustment. However, during the fourth quarter of 2008, in light of market conditions affecting the ability of this business to obtain credit and to raise money in the capital markets, and our ability to fund this operation and generate sufficient cash to fully realize these assets, the realization of these assets became uncertain. As a result, during the fourth quarter of 2008, we recognized an impairment loss in the amount of $0.5 million.

Index

Securities sold and not purchased

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements. At December 31, 2009 and 2008, there were no securities sold and not purchased.

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

Accounts receivable

Accounts receivable are recorded at the invoice amount and are not interest bearing.  The Company reviews its accounts receivable aging quarterly, on a customer by customer basis, and records an allowance for bad debt at such time that a receivable is deemed to be likely uncollectable.

Inventory

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and Equipment

Property and equipment consists of office equipment which is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years.

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

Revenue Recognition

Zargis recognizes service revenue upon completion of services performed under contracts, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition". Zargis and DDC recognize product revenue upon the shipment of product and transfer of title to customers.

Income Taxes

As required by FASB ASC 740-10-05  “Accounting for Income Taxes,” the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities.

FASB ASC 740-10-05 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of December 31, 2009, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  The Company has no unrecognized tax positions or any interest and penalties as of and for the years ended December 31, 2009 and 2008.

Index

Earnings Per Share

Basic and diluted earnings (loss) per common share are determined in accordance with FASB ASC 260-10-05.   For the years ended December 31, 2009 and 2008 outstanding stock options and warrants in the weighted average amounts of 583,000 and 558,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these years.

Stock Options

The Company accounts for stock options under FASB ASC 718-10-10, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $435,000 and $306,000 for the years ended December 31, 2009 and 2008, respectively.

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

	Year ended December 31,
	2009	2008

Risk-free interest rates	2 - 4%	2 - 4%
Expected lives	7 years	3 - 6 years
Expected forfeiture rates	11 - 30%	11 - 30%
Expected volatility	124 - 135%	106 - 124%
Expected dividend yield rates	0%	0%

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

3. Acquisition

On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corp., a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000. In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.  The operations of DDC prior to its acquisition are not material to the 2008 financial statements.

This acquisition was accounted for using the purchase method of accounting. The results of operations of DDC have been included in the consolidated statements of operations from the date of acquisition. The fair value of the net assets acquired as of the acquisition date has been allocated: $195,000 to current assets, $34,000 to noncurrent assets, $580,000 to other intangible assets and $(809,000) to liabilities. The $580,000 allocated as an intangible asset (reflecting intellectual property assets of DDC) was being amortized over a period of seven years until written off as impaired in the fourth quarter of 2008.

In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the 25% owner, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $120,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The Company has reflected this redeemable preferred stock as a liability on its December 31, 2009 and 2008 consolidated balance sheets.   The holders of the redeemable preferred stock have not issued a call for redemption and no redeemable preferred stock was redeemed in the year ended December 31, 2009 or as of the date of this report. On March 25, 2010, the holders of the redeemable preferred shares agreed to defer all obligations of DDC to redeem or make payments to the holders until April 1, 2011.  As a result of this agreement all of the redeemable preferred stock has been reflected as a non-current liability.   For the years ended December 31, 2009 and 2008, accrued dividends on this redeemable preferred stock of approximately $57,000 and approximately $47,000 has been recorded as interest expense on the Company’s consolidated statements of operations.

In July 2008, DDC sold 300,000 shares of its common stock for a price of $1 per share. 225,000 shares were sold to Speedus and 75,000 shares were sold to the noncontrolling interest of DDC. The investment by Speedus has been eliminated in consolidation. The investment by the noncontrolling interest has been reflected in additional paid-in-capital during the year ended December 31, 2008. In connection with this sale of stock, DDC issued seven year warrants to purchase 56,250 and 18,750 shares of DDC common stock to Speedus and the noncontrolling interest, respectively, with an exercise price of $1 per share.

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. At December 31, 2008, $75,000 had been advanced by each of the Company and the noncontrolling interest. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the noncontrolling interest. The aggregate amount under the notes is due December 31, 2009 unless otherwise converted in connection with any financings completed by DDC. The holders of the notes have not issued a call for repayment of the loans and the loans were not repaid during the year ended December 31, 2009 or as of the date of this report.  On March 25, 2010, the holders of the notes agreed to defer any and all obligations DDC has under the notes until April 1, 2011. As a result of this agreement the loans have been reflected as a non-current liability.  The loan by the Company has been eliminated in consolidation. For the years ended December 31, 2009 and December 31, 2008, accrued interest on these convertible notes to the noncontrolling interest of approximately $40,000 and $4,000 has been recorded as interest expense on the Company’s consolidated statements of operations.

Index

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Office equipment	$75,209	$86,161
Less accumulated depreciation	(38,414)	(39,150)
Property and equipment	$36,795	$47,011

Depreciation and amortization expense was approximately $25,000 and approximately $84,000 for the years ended December 31, 2009 and 2008, respectively. Depreciation and amortization expense is included in ‘Depreciation and amortization’ on the accompanying Consolidated Statement of Operations and not allocated to ‘Selling, general and administrative’, ‘Research and development’ or ‘Cost of sales’.

5.  Accrued Liabilities

Accrued liabilities approximately consist of the following:
	December 31,
	2009	2008
Professional fees	$80,000	$182,000
Withholding tax provision (see Note 10)	-	1,300,000
Income taxes	63,000	171,000
Other accrued expenses	83,000	245,000
Total accrued liabilities	$226,000	$1,898,000

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

See Note 2 for information on the Company’s accounting policy for stock options.

Aggregate stock option activity and weighted average prices under both Plans for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding at January 1	617,088	$6.98	550,938	$7.84
Granted	122,250	2.20	85,000	0.93
Exercised	(60,000)	2.19	-	-
Cancelled	(60,284)	4.93	-	-
Expired	(71,992)	19.35	(3,850)	4.14
Forfeited	(3,000)	0.42	(15,000)	5.05
Outstanding at December 31	544,062	$5.06	617,088	$6.98
Exercisable at December 31	519,812	$5.28	617,088	$6.98
Available for grant at December 31	269,895		106,869
Weighted average fair value per share of grants during year		$1.74		$0.28

Index

Stock options generally have ten year terms; however, 25,000 and 50,000 options granted in 2008 have three and five year terms, respectively. During the years ended December 31, 2009 and 2008 the Company recorded approximately $210,000 and $41, 000, respectively in stock compensation expense relating to its corporate segment, and at December 31, 2009, there was approximately $600 in unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average of 4.3 years.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at December 31, 2009:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$0.38 - 1.00	96,750	5.1	$0.81	$177,385	72,500	$0.94	$123,550
1.94 - 4.00	131,512	4.1	3.49	14,150	131,512	3.49	14,150
4.28 - 8.32	247,050	5.0	5.22	-	247,050	5.22	---
9.08 - 19.36	66,250	1.2	11.91	-	66,250	11.91	---
20.80 - 55.00	2,500	0.2	55.00	-	2,500	55.00	---
	544,062	4.3	$5.06	$191,535	519,812	$5.28	$137,700

Intrinsic value represents the excess of market value at December 31, 2009 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable eat December 31, 2009 was approximately $138,000.

(b) In February 2002, the Board of Directors of Zargis Medical Corp. approved the Zargis 2002 Stock Option Plan and reserved 280,000 shares of Zargis common stock for issuance under the plan. In May 2007, the Board of Directors reserved an additional 120,000 shares for issuance under the plan. The Zargis 2002 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. Through December 31, 2009, there have been no options exercised under the Zargis 2002 Plan.

Zargis’ accounting policy for stock options is the same as the Company’s. See Note 2.

Aggregate stock option activity and weighted average prices under the Zargis 2002 Plan for the two years ended December 31, 2009 is summarized as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding at January 1	352,158	$3.03	310,158	$2.97
Granted	4,000	3.50	42,000	3.50
Exercised	-	-	-	-
Cancelled	(17,500)	3.25	-	-
Forfeited	-	-	-	-
Outstanding at December 31	338,658	$3.03	352,158	$3.03
Exercisable at December 31	272,650	$2.91	218,142	$2.75
Available for grant at December 31	61,342		47,842
Weighted average fair value per share of grants during year		$2.89		$2.89

Stock options have ten year terms. 4,000 options granted in 2009 were fully vested at December 31, 2009.  42,000 options granted in 2008 vest over two years.

During the years ended December 31, 2009 and 2008 Zargis recorded approximately $162,000 and $121,000, respectively in stock compensation expense.  At December 31, 2009 there was approximately $38,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 6.1 years.

Index

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at December 31, 2009:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$0.50	30,000	3.0	$0.50	$90,000	30,000	$0.50	$90,000
1.75	6,000	3.0	1.75	10,500	6,000	1.75	10,500
2.50	59,634	4.4	2.50	59,634	59,634	2.50	59,634
3.50	243,024	7.0	3.50	-	177,016	3.50	-
	338,658	6.1	$3.03	$160,134	272,650	$2.90	$160,134

Intrinsic value represents the excess of market value at December 31, 2009 over the exercise price of stock options. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2009 was approximately $160,000 based on an estimated fair market value as determined by the Board of Directors.

(c) In March 2008, the Board of Directors of Density Dynamics Corp. approved the Density Dynamics Corp. 2008 Long term Incentive Plan and reserved 450,000 shares of DDC common stock for issuance under the plan. The DDC 2008 Plan provides for the grant of various stock–based incentives, including non-qualified and incentive stock options, to employees, directors, advisors and consultants. Through December 31, 2009, there have been no options exercised under the DDC 2008 Plan.

DDC’s accounting policy for stock options is the same as the Company’s. See Note 2.

Aggregate stock option activity and weighted average prices under the DDC 2008 Plan for the two year ended December 31, 2009 is summarized as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding at January 1	378,000	$1.08	-	$-
Granted	77,000	2.11	378,000	1.08
Exercised	(100)	1.00	-	-
Cancelled	(21,000)	1.00	-	-
Forfeited	(132,000)	-	-	-
Outstanding at December 31	301,900	$1.34	378,000	$1.08
Exercisable at December 31	118,667	$1.00	75,000	$1.00
Available for grant at December 31	148,000		72,000
Weighted average fair value per share of grants during year		$0.90		$0.90

Stock options have ten year terms. Of the 77,000 options granted in 2009, 25,000 vested quarterly over three years and 52,000 vested annually over five years.  Of the 378,000 options granted in 2008, 20,000 vested immediately and 110,000, 148,000 and 100,000 vest over one, five and eight years, respectively.

During the years ended December 31, 2009 and 2008 DDC recorded approximately $63,000 and approximately $144,000, respectively  in stock compensation expense,  and at December 31, 2009, there was approximately $153,000 of unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted average period of 8.4 years.

Index

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the DDC 2008 Plan at December 31, 2009:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$1.00	232,900	8.3	$1.00	$349,350	110,500	$1.00	$165,750
2.50	69,000	9.0	2.50	-	8,167	2.50	-
	301,900	8.4	$1.34	$349,350	118,667	$1.10	$165,750

During the year ended December 31, 2008, DDC issued 100,000 warrants to an employee. The warrants have a ten year term and an exercise price of $2.50 per share. 25,000 warrants were immediately exercisable and 75,000 warrants vest upon the achievement of specified goals. The fair value of the immediately exercisable warrants at the time of issuance was determined using the Black-Scholes option-pricing model and $60,000 was included in the approximately $144,000 stock compensation expense related to DDC and is included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2008.

See Note 3 for information on additional warrants issued by DDC during the year ended December 31, 2008.

Treasury Stock

During the years ended December 31, 2009 and 2008, the Company repurchased zero and 56,776 shares, respectively, of its own Common Stock.

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

If any person becomes the beneficial owner of 17% or more of the Company's Common Stock, then each right not owned by a 17% or more stockholder or certain related parties will entitle its holder to purchase, at the right's then current exercise price, shares of Common Stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the right's exercise price. In addition, if, after any person has become a 17% or more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its Common Stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

The Company will generally be entitled to redeem the rights at $.01 per right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 17% or more of the Company's common stock. The rights will expire on January 26, 2011.

Index

8. Discontinued Operations

During December 2007, the Company closed one of its F&B Restaurant stores as a result of continued loses.  At December 31, 2007,  based upon an offer to purchase the leasehold estate,  the Company recorded a loss in the amount of $71,000 representing the difference between the carrying value of the leasehold estate and the estimated net proceeds to be received by the Company in the amount $342,000 which had been recorded as assets held for sale.  In April 2008, the landlord did not agree to the proposed sale and terminated the lease effective May 2008. As a result, the Company recorded an additional loss in the amount of $342,000 during the year ended December 31, 2008. As a result of continued losses, in October 2008 the Company transferred the operations and right to use the assets of its remaining F&B Restaurant store to an unrelated third party for no consideration. The net assets and liabilities and results of operations of F&B are presented as discontinued operations for all periods presented in these financial statements as shown below.

The loss from discontinued operations of F&B for the year ended December 31, 2008 consists of:
2008
Revenues	$409,628
Cost of sales	142,297
Selling, general and administrative	603,597
Depreciation	15,672
Total operating expenses	761,566
Operating loss	(351,938)
Investment income	-
Net loss from discontinued operations	$(351,938)

9.  Income taxes

As of the date of this report, the Company has not filed any income tax returns since 2005.  As of December 31, 2009, the Company estimated that it has a deferred tax asset of approximately $52 million, relating primarily to book operating losses. An offsetting valuation allowance of $52 million has been established as the Company had no ability to carryback its losses and a limited earnings history.

A reconciliation of the Company's effective income tax rate and the federal tax rate is as follows:
	Year ended December 31,
	2009	2008
Statutory rate	(34)%	(34)%
Benefit from tax refund	--%	--%
Permanent difference: goodwill impairment	--%	--%
State and local income taxes, net of federal benefit	(11)%	(11)%
Change in valuation allowance	45%	45%
Effective rate	0%	0%

At December 31, 2009, the Company estimated that it has net operating loss carryforwards of approximately $109 million which expire between 2015 and 2029. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.  Furthermore, as the Company has not filed any income tax returns since 2005, it is possible that adjustments may ultimately be made which could significantly reduce the actual amount of available net operating loss carrryforwards.

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

Index

On January 22, 2009, the Internal Revenue Service (the “IRS”) issued a “30-day letter” to the Company asserting that withholding income tax was due to the IRS in connection with this payment, plus interest and penalties, which totaled approximately $1.3 million (“Claim”).  Thereafter, on February 23, 2009, the IRS issued notice of its intention to levy in respect of these claims.  The Company appealed the IRS proposed tax adjustment and while the appeals process was underway, any related IRS levy had been stayed.  The Company set aside sufficient cash to satisfy the Claim and other potential obligations that might have arisen with respect to this issue. Accordingly, the Company established a reserve of $1.3 million in accrued expenses and recorded a charge to the consolidated statement of operations for this claim at December 31, 2008.

In December of 2009 the Company and the IRS reached an agreement in which the Company paid the IRS approximately $117,000 in full settlement of this matter.  The Company reversed its $1.3 million reserve in accrued expenses and recorded a credit of approximately $1.2 million to the consolidated statement of operations for the year ended December 31, 2009.

Noncancelable Leases

At December 31, 2009, future minimum lease payments of approximately $20,000 are due under noncancelable leases that expire in 2010.  Rent expense was approximately $134,000 and $230,000 for the years ended December 31, 2009 and 2008, respectively.

Other Contingencies

In connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

11.  Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$410,252	$50,925	$-	$461,177
Depreciation and amortization	8,864	15,660	-	24,524
Operating loss	(1,418,288)	(1,720,541)	(381,564)	(3,520,393)
Fixed assets	15,420	21,375	-	36,795
Total assets	139,662	79,981	1,905,766	2,125,409

	Year ended December 31, 2008
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$155,870	$-	$-	$155,870
Depreciation and amortization	11,945	72,169	-	84,114
Operating loss	(1,587,619)	(2,818,289)	(4,828,394)	(9,234,302)
Fixed assets	9,976	37,035	-	47,011
Total assets	148,725	90,884	5,898,307	6,137,916

The Company has no foreign operations. During the years ended December 31, 2009 and 2008, the Company had sales with the U.S. Army of approximately 67% and 83%, respectively of total Company revenues. The Company's accounting policies for segments are the same as those described in Note 2.

Index

12.  Subsequent event

Investment Bank Engagement

On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value in its Zargis subsidiary.  In connection with this agreement Morgan Joseph & Company was paid an initial retainer of $25,000, which is fully creditable towards any future transaction fees, and was granted a five year warrant to purchase 8,681 shares of the Company common stock with an exercise price of $.01 per share.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2010

SPEEDUS CORP.

/s/ Shant S. Hovnanian
Shant S. Hovnanian
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shant S. Hovnanian	Chairman of the Board of Directors,	March 30, 2010
Shant S. Hovnanian	President and Chief Executive Officer

/s/ John A. Kallassy	Treasurer and Chief Financial and	March 30, 2010
John A. Kallassy	Accounting Officer

/s/ Vahak S. Hovnanian	Director	March 30, 2010
Vahak S. Hovnanian

/s/ William F. Leimkuhler	Director	March 30, 2010
William F. Leimkuhler

/s/ Jeffrey Najarian	Director	March 30, 2010
Jeffrey Najarian

/s/ Stephen X. Graham	Director	March 30, 2010
Stephen X. Graham