Form 10-Q
period 2010-03-31
SPEEDUS CORP
filed 2010-05-14
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 10, 2010 was 4,014,796

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	19

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	20

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	21

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	22

Index

SPEEDUS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,085,766	$150,010
United States Treasury bills	-	1,750,000
Marketable securities	3,692	4,960
Accounts receivable, net of allowances of $107,385as of March 31, 2010 and December 31, 2009	67,968	54,975
Inventory	119,966	98,222
Other current assets	15,514	8,000
Total current assets	1,292,906	2,066,167

Property and equipment, net of accumulated depreciation of $44,168 and $38,414 as of March 31, 2010 and December 31, 2009, respectively	31,041	36,795
Other assets	22,447	22,447
Total assets	$1,346,394	$2,125,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$460,225	$350,386
Accrued liabilities	217,687	226,392
Total current liabilities	677,912	576,778

Convertible note to noncontrolling interest	553,608	543,608

Redeemable preferred stock ($.001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	827,160	812,972
Total liabilities	2,058,680	1,933,358

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value;4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,517,206 and 5,498,006 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	55,172	54,980
Additional paid-in-capital	92,943,185	92,829,557
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(86,855,692)	(85,960,079)
Total Speedus stockholders' equity	6,054	787,847
Noncontrolling deficit	(718,340)	(595,796)
Total stockholders' equity (deficit)	(712,286)	192,051
Total liabilities and stockholders' equity	$1,346,394	$2,125,409

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2010	2009

Revenues	$137,967	$49,800

Expenses:
Cost of sales	12,747	59
Selling, general and administrative	681,460	993,459
Research and development	430,872	535,240
Depreciation	5,754	6,737
Total operating expenses	1,130,833	1,535,495

Operating loss	(992,866)	(1,485,695)

Investment (loss) income	(1,137)	159,079
Interest income	34	8,700
Other income	-	2,800
Interest expense	(24,188)	(23,358)

Net loss including noncontrolling interest	(1,018,157)	(1,338,474)
Less: Net loss attributed to noncontrolling interest	(122,544)	(207,074)
Net loss attributed to Speedus	$(895,613)	$(1,131,400)

Earning per share attributed to Speedus common stockholders:
Loss per common share - basic and diluted	$(0.22)	$(0.29)

Weighted average common shares outstanding - basic and diluted	4,002,324	3,935,596

The accompanying condensed notes are an integral part of these consolidated financial statements

Index

SPEEDUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss including noncontrolling interest	$(1,018,157)	$(1,338,474)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,754	6,737
Unrealized investment losses	1,268	637
Stock based compensation	64,964	43,707
Accrued dividends on preferred stock	14,188	14,188
Accrued interest on convertible note	10,000	9,170
Changes in operating assets and liabilities:
Accounts receivable	(12,993)	790
Inventory	(21,744)	(47,654)
Other current assets	(7,514)	(76,932)
Accounts payable	109,839	147,999
Accrued liabilities	(8,705)	(59,015)
Net cash used in operating activities	(863,100)	(1,298,847)

Cash flows from investing activities:
United States Treasury bills:
Maturities	1,750,000	-
Net cash provided by investing activities	1,750,000	-

Cash flows from financing activities:
Convertible note financing in subsidiary by noncontrolling interest	-	175,000
Proceeds from the exercise of stock options	48,856	100
Net cash provided by financing activities	48,856	175,100

Net increase (decrease) in cash and cash equivalents	935,756	(1,123,747)

Cash and cash equivalents, beginning of period	150,010	6,007,757
Cash and cash equivalents, end of period	$1,085,766	$4,884,010

The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

SPEEDUS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of Presentation

The unaudited consolidated financial statements of Speedus Corp.  (the “Company” or “Speedus”) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2009 audited consolidated financial statements and notes thereto on Form 10-K.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Business Activities

Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in DDC, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology. For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 3, Business Segment Information.”

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance for Cardioscan in February, 2009.  Cardioscan is fully integrated with the Zargis Telemed™ portal is also cleared for marketing in Australia, Canada, India, Singapore, South Africa and 31 European states.

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

In February 2003, we acquired a controlling interest in Zargis of approximately 63%.  At March 31, 2010 and December 31, 2009, as a result of continued investment, our primary equity ownership was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.  The Company recorded revenues related to the sale of software through the 3M distribution channel of approximately $30,000 and recorded a royalty payment to 3M of approximately $7,000 in cost of sales in the consolidated statements of operations for the three months ended March 31, 2010.

Index

Density Dynamics
In March 2008, we obtained approximately a 75% equity interest in DDC. DDC was a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

DDC is continuing development of its line of environmentally friendly DRAM based solid-state storage and I/O acceleration technology. The Jet.io RamFlash and DramJet Solid State Drives are built in a standard 3.5” drive format.  These drives are the core components for DDC high performance storage products. In January 2010, DDC launched its JetX10 acceleration appliance and its JetPod and JetNode expansion chassis which integrate the Jet.io Solid State Drives to deliver the highest performance and greatly reduces complexity, space requirements and power consumption in traditional storage solutions.  All DDC products are designed for enterprise and cloud computing environments which demand the highest performance, durability and lowest power consumption. See note 2 for further discussion.

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of March 31, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At March 31, 2010, we had an accumulated deficit of approximately $87.0 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Index

Financial statements and principles of consolidation

The consolidated financial statements include the accounts of Speedus and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of FASB ASC 320-10-05, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2010 and December 31, 2009, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $4,000 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  Pursuant to FASB ASC 820-10-05 “Fair Value Measurements”, the fair value of our marketable securities are determined based on “Level 1” inputs, which consist of closing prices quoted from established securities markets.Unrealized gains or losses are included in investment income in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
Cash and cash equivalents, U.S. Treasury bills, accounts receivable, inventory, other assets, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to FASB ASC 820-10-05 “Fair Value Measurements”, the fair value of our cash equivalents and U.S. Treasury bills are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Index

Accrued liabilities
Accrued liabilities approximately consist of the following:

	March 31,	December 31,
	2010	2009
Professional fees	$35,000	$80,000
Income taxes	71,000	63,000
Other accrued expenses	112,000	83,000
Total accrued liabilities	$218,000	$226,000

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

FASB ASC 740-10-05 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of March 31, 2010, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  The Company has no unrecognized tax positions or any interest and penalties as of and for the three months ended March 31, 2010 and 2009.

As of the date of this report the Company has not filed any income tax returns since 2005.  As of March 31, 2010, the Company estimates that it has a deferred tax asset of approximately $52 million, relating primarily to book operating losses. An offsetting valuation allowance of $52 million has been established as the Company has no ability to carryback its losses and a limited earnings history.

At March 31, 2010, the Company estimates that it has net operating loss carryforwards of approximately $111 million which expire between 2015 and 2030. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.  Furthermore, as the Company has not filed any income tax returns since 2005, it is possible that adjustments may ultimately be made that could significantly reduce the actual amount of available net operating loss carryforwards.

 Earnings Per Share
 Basic and diluted earnings (loss) per common share are determined in accordance with FASB ASC 260-10-05.   For the three months ended March 31, 2010 and 2009 outstanding stock options and warrants in the weighted average amounts of 541,000 and 619,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these periods.

Stock Options
The Company accounts for stock options under FASB ASC 718-10-10, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $65,000 and $44,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company accounts for restricted stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505-50-30, “Equity Based Payments to Non-Employees.”  Any restricted stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods.

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

Index

	Three months ended March 31,
	2010	2009
Risk-free interest rates	2.5%	2.3%
Expected lives	5 years	7 years
Expected forfeiture rates	0 - 35%	11 - 30%
Expected volatility	153%	124%

On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value in its Zargis subsidiary.  In connection with this agreement Morgan Joseph & Company was paid an initial retainer of $25,000, which is fully creditable towards any future transaction fees, and was granted a five year warrant to purchase 8,681 shares of the Company common stock with an exercise price of $.01 per share. In connection with the grant of this warrant, stock based compensation of approximately $24,000 was recorded in the Consolidated Statements of Operations for the three months ended March 31, 2010 and is included in the $65,000 in total stock compensation referenced above.

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

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current periods’ presentation.

2.   Acquisition

On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corp., a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000.  In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.  In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the noncontrolling interest, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The holders of the redeemable preferred stock have not issued a call for redemption and no redeemable preferred stock was redeemed in the three months ended March 31, 2010 or as of the date of this report. On March 25, 2010, the holders of the redeemable preferred shares agreed to defer all obligations of DDC to redeem or make payments to the holders until April 1, 2011 and, to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemable in 2013.  As a result of this agreement all of the redeemable preferred stock has been reflected as a non-current liability on the Company’s March 31, 2010 and December 31, 2009 consolidated balance sheets.   For the three months  ended March  31, 2010 and 2009, accrued dividends on this redeemable preferred stock of approximately $14,000  has been recorded as interest expense on the Company’s consolidated statements of operations.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. At December 31, 2008, $75,000 had been advanced by each of the Company and the noncontrolling interest. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the noncontrolling interest. The holders of the notes have not issued a call for repayment of the loans and the loans were not repaid during the three months ended March 31, 2010 or as of the date of this report.  On March 25, 2010, the holders of the notes agreed to defer any and all obligations DDC has under the notes until April 1, 2011. As a result of this agreement the loans have been reflected as a non-current liability on the Company’s March 31, 2010 and December 31, 2009 consolidated balance sheets.   The loan by the Company has been eliminated in consolidation. For the three months ended March 31, 2010 and 2009, accrued interest on these convertible notes to the noncontrolling interest of approximately $10,000 and $9,000 has been recorded as interest expense on the Company’s consolidated statements of operations.

Index

3. Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$137,967	$-	$-	$137,967
Depreciation	1,839	3,915	-	5,754
Operating loss	(254,299)	(364,268)	(374,299)	(992,866)
Fixed Assets	13,581	17,460	-	31,041
Total assets	213,340	120,118	1,012,936	1,346,394

	Three months ended March 31, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$49,800	$-	$-	$49,800
Depreciation	2,822	3,915	-	6,737
Operating loss	(391,090)	(649,621)	(444,984)	(1,485,695)
Fixed Assets	7,155	33,120	-	40,275
Total assets	176,138	115,936	4,838,518	5,130,592

The Company has no foreign operations. During the three months ended March 31, 2010 and 2009 the Company had sales to the U.S. Army of approximately 41% and 100% of total Company revenues, respectively.  Accounts receivable from the U.S. Army represented approximately 28% and 67% of total Company accounts receivable as of March 31, 2010 and December 31, 2009, respectively.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 2009.

Cautionary Statement Regarding Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may affect the Company’s financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company’s ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-Q regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Activities

Overview
Speedus Corp. (“Speedus” or the “Company”) operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology.  For additional information on each of these business segments and our other assets and operations, see the discussions below and “Notes to Consolidated Financial Statements — Note 3, Business Segment Information.

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance for Cardioscan in February, 2009.  Cardioscan is fully integrated with the Zargis Telemed™ portal is also cleared for marketing in Australia, Canada, India, Singapore, South Africa and 31 European states.

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

Index

In February 2003, we acquired a controlling interest in Zargis of approximately 63%.  At March 31, 2010 and December 31, 2009, as a result of continued investment, our primary equity ownership interest was approximately 90%.

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.  The Company recorded revenues related to the sale of software through the 3M distribution channel of approximately $30,000 and recorded a royalty payment to 3M of approximately $7,000 in cost of sales in the consolidated statements of operations for the three months ended March 31, 2010.

Density Dynamics
In March 2008, we obtained approximately a 75% equity interest in DDC. DDC was a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications.

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

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.”  As of March 31, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate   to the FCC that it is providing this “substantial service” by June 1, 2012.

Other investments
We have invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of March 31, 2010 and December 31, 2009, we had not sold any securities that we did not own.

Critical Accounting Policies

General
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates. For a description of all of our accounting policies, see Note 2 to our consolidated financial statements included in the 2009 Form 10-K. However, we believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Share-Based Payments
 The Company accounts for stock options under FASB ASC 718-10-10, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis.

The Company accounts for restricted stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505-50-30, “Equity Based Payments to Non-Employees.”  Any restricted stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods.

Index

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

Three Months Ended March 31. 2010 Compared to Three Months Ended March 31, 2009.

Revenues increased approximately $88,000 from approximately $50,000 for the three months ended March 31, 2009 to approximately $ 138,000 for the three months ended March 31, 2010.  This increase was primarily the result of approximately $30,000 in revenue related to the 3M distribution agreement, approximately $6,000 related to contracted service revenue earned by Zargis, and approximately $52,000 from additional revenue in the Zargis segment.

Cost of sales increased from approximately $0 for the three months ended March 31, 2009 to approximately $13,000 for the three months ended March 31, 2010. This increase was primarily related to an increase of contracted labor and materials in the Zargis segment.

 Selling, general and administrative expenses decreased approximately 31% from approximately $993,000 for the three months ended March 31, 2009 to approximately $681,000 for the three months ended March 31, 2010. This decrease of approximately $312,000 was primarily the result of cost cutting initiatives in staff and related expenses with reductions of approximately $299,000 in the DDC segment and approximately $34,000 in the corporate segment.  These reductions were offset by an increase in stock compensation of approximately $21,000.

Research and development expenses decreased approximately 19% from approximately $535,000 for the three months ended March 31, 2009 to approximately $431,000 for the three months ended March 31, 2010.  This reduction of approximately $104,000 was primarily the result of cost cutting initiatives in staff and related expenses with reductions of approximately $49,000 in the Zargis segment and approximately $55,000 in the corporate segment

Investment income decreased approximately $160,000 from approximately $159,000 during the three months ended March 31, 2009 to an investment loss of approximately $1,000 during the three months ended March 31, 2010.  This decrease was primarily the result of a significant reduction in trading activity during the three months ended March 31, 2010.  Interest income decreased from approximately $9,000 in three months ended March 31, 2009 to approximately $0 during the three months ended March 31, 2010.  This reduction in interest income was primarily due to a reduction in the amount of capital available for investment purposes.  Other income was approximately $3,000 during the three months ended March 31, 2009 and $0 for the three months ended March 31, 2010.  This decrease was related to the sale of a domain name during the three months ended March 31, 2009 that did not occur in the three months ended March 31, 2010.  Interest expense increased from approximately $23,000 for the three months ended March 31, 2009 to approximately $24,000 for the three months ended March 31, 2010.  This increase in interest expense was primarily due to dividends payable on redeemable preferred stock and interest payable on a convertible note to a minority owner of DDC. Investment and interest income amounts will fluctuate based upon changes in the market value of the underlying investments, overall market conditions and the amount of funds available for short-term investment and are not necessarily indicative of the results that may be expected for any future periods.

Index

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At March 31, 2010 we had an accumulated deficit of approximately $87 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

The report of our registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern.

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

Net cash used in operating activities was approximately $863,000 for the three months ended March 31, 2010 compared to approximately $1,299,000 for the three months ended March 31, 2009. This reduction in net cash used in operating activities of approximately  $436,000 was primarily related to an improvement in net loss of approximately $320,000, an increase in non-cash operating expenses of  approximately $21,000,  and an increase in operating assets and liabilities of  approximately $95,000.

Net cash provided by investing activities was $0 for the three months ended March 31, 2009 and $1,750,000 for the three months ended March 31, 2010. This increase in net cash provided by investing activities was primarily due to the maturation of a U.S. Treasury bill of $1,750,000 in the three months ended March 31, 2010 that did not occur during the three months ended March 31, 2009.

 Net cash provided from financing activities was approximately $175,000 for the three months ended March 31, 2009 and approximately $49,000 for the three months ended March 31, 2010. This net decrease in cash provided by financing activities was a result of approximately $175,000 in proceeds received from convertible note financing by a minority investor in the three months ended March 31, 2009 compared to the proceeds from the exercise of stock options of approximately $49,000 in the three months ended March 31, 2010.

At March 31, 2010, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $11,000 and are due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

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

Index

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at March 31, 2010 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s consolidated financial statements.  At March 31, 2010 and December 31, 2009 we had not sold any securities that we did not own.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such internal control over financial reporting was not effective with respect to the material weakness described below, and because we did not complete those tasks and our evaluation prior to the filing of our Form 10-Q.    Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting for the three months ended March 31, 2010 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below, and because we did not complete those tasks and our evaluation in time to file this Form 10-Q by its due date.  This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, management identified the following material weakness:

•	Failure to file timely tax returns. Although we have filed extensions and made payments, where applicable, no income tax returns have been filed since 2005.

The Company has engaged Amper Politziner & Mattia LLP to prepare and file all previously unfiled tax returns, and has submitted extension requests and estimated payments for the 2009 tax returns.

Changes in Internal Control over Financial Reporting

With the exception of the changes noted above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Nasdaq Compliance

The Company received notification on October 14, 2009 that the Nasdaq Capital Market requires that the Company comply with the Nasdaq Listing Rule 5550 which includes requirements that Company have either a minimum $2.5 million in stockholders' equity, a $35 million market capitalization or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company submitted a plan to regain compliance with this rule on October 29, 2009.  On March 11, 2010 a hearing took place at which time the Company presented to the Panel its plan for regaining and sustaining compliance with the Rule.  On April 11, 2010 the Company received notice that the Nasdaq Hearing Panel granted the Company the maximum allowable extension to July 27, 2010 to regain compliance with Listing Rule 5550(b).

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

SPEEDUS CORP.

Date: May 14, 2010	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: May 14, 2010	By: /s/ John A. Kallassy
John A. Kallassy
Treasurer and Chief Financial and Accounting Officer