Form 10-Q
period 2010-06-30
SPEEDUS CORP
filed 2010-08-16
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:                   000-27582

SPEEDUS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3853788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Dag Hammarskjold Blvd. Freehold, New Jersey	07728
(Address of principal executive offices)	Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 16, 2010 was 4,121,062

SPEEDUS CORP.
INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

	PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signature Page		21

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	22

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	23

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	24

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	25

Index

SPEEDUS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$400,058	$150,010
United States Treasury bills	-	1,750,000
Marketable securities	3,771	4,960
Accounts receivable, net of allowances of $107,385 as of June 30, 2010 and December 31, 2009	51,086	54,975
Inventory	127,868	98,222
Other current assets	38,760	8,000
Total current assets	621,543	2,066,167

Property and equipment, net of accumulated depreciation of $49,811 and $38,414 as of June 30, 2010 and December 31, 2009, respectively	29,298	36,795
Other assets	22,447	22,447
Total assets	$673,288	$2,125,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$475,752	$350,386
Accrued liabilities	262,202	226,392
Convertible note to noncontrolling interest	563,719	-
Current portion of redeemable preferred stock	436,648	-
Total current liabilities	1,738,321	576,778

Convertible note to noncontrolling interest	-	543,608
Redeemable preferred stock ($.001 par value; 100,000 shares authorized; 70,940 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively), net of current portion	404,700	812,972
Total liabilities	2,143,021	1,933,358

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($.01 par value; 20,000,000 shares authorized):Series A Junior Participating ($.01 par value; 4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000 shares authorized; 5,623,472 and 5,498,006 shares issued as of June 30, 2010 and December 31, 2009, respectively)	56,235	54,980
Additional paid-in-capital	93,723,926	92,829,557
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(88,270,431)	(85,960,079)
Total Speedus stockholders' equity	(626,881)	787,847
Noncontrolling deficit	(842,852)	(595,796)
Total stockholders' equity (deficit)	(1,469,733)	192,051
Total liabilities and stockholders' equity (deficit)	$673,288	$2,125,409

The accompanying condensed notes are an integral part of these condensed consolidated financial statements

Index

SPEEDUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenues	$99,946	$24,900	$237,913	$74,700

Expenses:
Cost of sales	35,717	3,279	48,464	3,338
Selling, general and administrative	1,198,128	813,770	1,879,588	1,807,229
Research and development	415,472	430,129	846,344	965,369
Depreciation	5,643	5,912	11,397	12,649
Total operating expenses	1,654,960	1,253,090	2,785,793	2,788,585

Operating loss	(1,555,014)	(1,228,190)	(2,547,880)	(2,713,885)

Investment income	39,043	1,062	37,906	160,141
Interest income	19	1,278	53	9,978
Other income	1,000	-	1,000	2,800
Interest expense	(24,299)	(24,298)	(48,487)	(47,656)

Net loss including noncontrolling interest	(1,539,251)	(1,250,148)	(2,557,408)	(2,588,622)
Less: Net loss attributed to noncontrolling interest	(124,912)	(122,672)	(247,056)	(329,746)
Net loss attributed to Speedus	(1,414,339)	(1,127,476)	(2,310,352)	(2,258,876)

Per share:
(Loss) earnings per share attributed to Speedus common shareholders:
Loss per common share - basic and diluted	$(0.35)	$(0.29)	$(0.57)	$(0.57)

Weighted average common shares outstanding - basic and diluted	4,055,144	3,935,596	4,028,880	3,935,596

The accompanying condensed notes are an integral part of these condensed consolidated financial statements

Index

SPEEDUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,557,408)	$(2,588,622)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,397	12,649
Unrealized investment losses (gains)	1,189	(375)
Stock based compensation	642,239	85,327
Accrued dividends on preferred stock	28,376	28,376
Accrued interest on convertible note	20,111	19,281
Changes in operating assets and liabilities,
Accounts receivable	3,889	4,090
Inventory	(29,646)	(47,654)
Other current assets	(30,760)	(39,782)
Accounts payable	125,366	47,080
Accrued liabilities	35,810	(82,380)
Net cash used in operating activities	(1,749,437)	(2,562,010)

Cash flows from investing activities:

Property and equipment additions	(3,900)	-
United States Treasury bills:
Purchases	-	(1,749,965)
Maturities	1,750,000	-
Net cash provided by (used in) investing activities	1,746,100	(1,749,965)

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor	-	175,000
Proceeds from the exercise of stock options	253,385	100
Net cash provided by financing activities	253,385	175,100

Net increase (decrease) in cash and cash equivalents	250,048	(4,136,875)

Cash and cash equivalents, beginning of period	150,010	6,007,757
Cash and cash equivalents, end of period	400,058	1,870,882

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

Index

SPEEDUS CORP.

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of Presentation

The unaudited condensed consolidated financial statements of Speedus Corp.  (the “Company” or “Speedus”) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's 2009 audited consolidated financial statements and notes thereto on Form 10-K.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance in February, 2009.  Cardioscan is fully integrated with the Zargis Telemed™ portal and is also cleared for marketing in Australia, Canada, India, Singapore, South Africa, Turkey, Malaysia, and 31 European states.

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

In addition to the development of Cardioscan, Signal X6 and Zargis StethAssist™, Zargis has been awarded several contracts by the U.S. Army, most recently in August of 2010, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Demand for medical systems designed to remotely project the expertise of cardiologists and other medical specialists is growing within both military and civilian environments worldwide and it is for this reason that Zargis has identified the field of telemedicine as a key focus area for product commercialization.

In February 2003, we acquired a controlling interest in Zargis of approximately 63%.  At June 30, 2010 and December 31, 2009, as a result of continued investment, our primary equity ownership was approximately 90%.

Index

In October 2007, Zargis and the 3M Company entered into an exclusive multi-year marketing alliance involving Zargis’ heart sound analysis software and 3M Littmann’s next-generation electronic stethoscope. Under the agreement, Zargis supported 3M in its efforts to develop a next-generation stethoscope that is compatible with Zargis’ heart sound analysis software. In addition, the alliance provides Zargis with a wide-range of marketing and promotional opportunities along with exclusive rights to sell its heart sound analysis software through the global distribution network of the Littmann brand.  The agreement with 3M, based on the total number of Zargis fully diluted shares as of the agreement date, grants 3M a 5% equity position in Zargis following the first sale of Zargis’ software through the 3M distribution channel (which occurred in August of 2009) as an access and exclusivity fee and an additional 5% equity in Zargis in the event that other conditions are met.  The agreement also entitles 3M to a royalty payment based on sales of certain Zargis products and a seat on the Zargis Board of Directors.Directors

Density Dynamics
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

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of June 30, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Liquidity

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At June 30, 2010, we had an accumulated deficit of approximately $88.3 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We do not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value with respect to its Zargis subsidiary. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

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

Index

Financial statements and principles of consolidation

The condensed consolidated financial statements include the accounts of Speedus and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests
Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that noncontrolling interests (previously referred to as minority interests) be treated as a separate component of equity and that losses of a partially owned consolidated subsidiary be allocated to the noncontrolling interest even when such allocation might result in a deficit balance.  This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all noncontrolling interests prospectively.  The net loss attributed to the noncontrolling interests has been separately designated in the accompanying consolidated statements of operations.  Losses attributable to the noncontrolling interest in a subsidiary may exceed the noncontrolling interests in the subsidiary’s equity.  The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of FASB ASC 320-10-05, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2010 and December 31, 2009, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $4,000 and $5,000 as of June 30, 2010 and December 31, 2009, respectively.  Pursuant to FASB ASC 820-10-05 “Fair Value Measurements”, the fair value of our marketable securities are determined based on “Level 1” inputs, which consist of closing prices quoted from established securities markets. Unrealized gains or losses are included in investment income in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
Cash and cash equivalents, U.S. Treasury bills, accounts receivable, inventory, other assets, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to FASB ASC 820-10-05 “Fair Value Measurements”, the fair value of our U.S. Treasury bills are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Index

Accrued liabilities
Accrued liabilities approximately consist of the following:

	June 30, 2010	December 31, 2009
Professional fees	$50,000	$80,000
Income taxes	87,000	63,000
Other accrued expenses	125,000	83,000
Total accrued liabilities	$262,000	$226,000

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

FASB ASC 740-10-05 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of June 30, 2010, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  The Company has no unrecognized tax positions or any interest and penalties as of and for the three and six months ended June 30, 2010 and 2009.

As of the date of this report the Company has not filed any income tax returns since 2005.  As of June 30, 2010, the Company estimates that it has a deferred tax asset of approximately $53 million, relating primarily to book operating losses. An offsetting valuation allowance of $53 million has been established as the Company has no ability to carryback its losses and a limited earnings history.

At June 30, 2010, the Company estimates that it has net operating loss carryforwards of approximately $112 million which expire between 2015 and 2030. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.  Furthermore, as the Company has not filed any income tax returns since 2005, it is possible that adjustments may ultimately be made that could significantly reduce the actual amount of available net operating loss carryforwards.

 Earnings Per Share
 Basic and diluted earnings (loss) per common share are determined in accordance with FASB ASC 260-10-05.   For the three months ended June 30, 2010 and 2009 outstanding stock options and warrants in the weighted average amounts of 607,000 and 604,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these periods. For the six months ended June 30, 2010 and 2009, outstanding stock options and warrants in the weighted average amounts of 574,000 and 611,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these periods.

Stock Options
The Company accounts for stock options under FASB ASC 718-10-10, “Share-Based Payment”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $577,000 and $42,000 for the three months ended June 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $642,000 and $85,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The fair value of the awards on the grant date was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model for Speedus, Zargis, and DDC are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility is calculated based on the historical volatility of the Company’s stock over the period commensurate with the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rates are equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Estimated forfeiture rates are based on historical experience.  There are no expected dividends.  These assumptions were:

Index

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	2.7% - 3.4%	2.4%	2.5% - 3.4%	2.4%
Expected lives	7 years	7 years	5 - 7 years	7 years
Expected forfeiture rates	0 - 35%	0 - 35%	0 - 35%	0 - 35%
Expected volatility	126% - 129%	125%	126% - 137%	125%

On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value in its Zargis subsidiary.  In connection with this agreement Morgan Joseph & Company was paid an initial retainer of $25,000, which is fully creditable towards any future transaction fees, and was granted a five year warrant to purchase 8,681 shares of the Company common stock with an exercise price of $.01 per share. In connection with the grant of this warrant, stock based compensation of approximately $24,000 was recorded in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and is included in the $642,000 in total stock compensation referenced above.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current periods’ presentation.

2.   Stock Option Activity

Aggregate stock option activity and weighted average prices under the Speedus Option Plans for the six months ended June 30, 2010 is summarized as follows:

	Options	Price
Outstanding at January 1, 2010	544,062	$5.06

Granted	245,500	2.60
Exercised	(125,466)	2.02
Expired	(2,500)	55.00
Outstanding at June 30, 2010	661,596	$4.53

In addition, the Company granted Morgan Joseph & Company a warrant to purchase 8,681 shares of the Company’s common stock with an exercise price of $.01 per share. At June 30, 2010 there were approximately 27,000 options available to be granted and approximately 646,000 options exercisable at a weighted average price of $4.78 under the two Speedus stock options plans. Stock based compensation expense was approximately $559,000 and $2,000 for the three months ended June 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $583,000 and $4,000 for the six months ended June 30, 2010 and 2009, respectively. Stock Option expense includes the expense of the warrants issued to Morgan Joseph & Company mentioned previously.

During the six months ended June 30, 2010, 54,000 options were issued by DDC at $2.50 that vest 20% annually over five years.  At June 30, 2010 there were approximately 133,000 options exercisable at a weighted average price of $1.10 and 94,000 options available for grant.  Stock based compensation expense was approximately $13,000 for the three months ended June 30, 2010 and 2009.  Stock based compensation expense was approximately $21,000 and $28,000 for the six months ended June 30, 2010 and 2009, respectively.

Index

There were no options issued by Zargis during the six months ended June 30, 2010.  At June 30, 2010 there were approximately 339,000 options exercisable at a weighted average price of $3.02 and approximately 61,000 options available for grant.  Stock based compensation expense was approximately $6,000 and $27,000 for the three months ended June 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $38,000 and $53,000 for the six months ended June 30, 2010 and 2009, respectively.

3.   Acquisition

On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corp., a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000.  In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.  In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the noncontrolling interest, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $120,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The holders of the redeemable preferred stock have not issued a call for redemption and no redeemable preferred stock was redeemed in the three and six months ended June 30, 2010 and June 30, 2009  or as of the date of this report. On March 25, 2010, the holders of the redeemable preferred shares agreed to defer all obligations of DDC to redeem or make payments to the holders until April 1, 2011 and, to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemable in 2013.  As a result of this agreement all of the redeemable preferred stock has been reflected as a non-current liability on the Company’s December 31, 2009 consolidated balance sheet and is split proportionally between current and noncurrent liability based on the remaining term of the redemption on the Company’s June 30, 2010 consolidated balance sheet.   For the three months  ended June 30, 2010 and 2009, accrued dividends on this redeemable preferred stock of approximately $14,000  has been recorded as interest expense on the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2010 and 2009, accrued dividends on this redeemable preferred stock of approximately $28,000 has been recorded as interest expense on the Company’s condensed consolidated statements of operations.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. At December 31, 2008, $75,000 had been advanced by each of the Company and the noncontrolling interest. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the noncontrolling interest. The holders of the notes have not issued a call for repayment of the loans and the loans were not repaid during the three and six months ended June 30, 2010 or as of the date of this report.  On March 25, 2010, the holders of the notes agreed to defer any and all obligations DDC has under the notes until April 1, 2011. As a result of this agreement the loans have been reflected as a non-current liability on the Company’s December 31, 2009 consolidated balance sheet and as a current liability on the June 30, 2010 condensed consolidated balance sheet.  The loan by the Company has been eliminated in consolidation. For the three months ended June 30, 2010 and 2009, accrued interest on these convertible notes to the noncontrolling interest of approximately $10,000 has been recorded as interest expense on the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2010 and 2009, accrued interest on these convertible notes to the noncontrolling interest of approximately $20,000 and $19,000, respectively has been recorded as interest expense on the Company’s condensed consolidated statements of operations.

3.   Other investments

We have invested a portion of our assets in equity and debt instruments of non-publicly held companies. The Company monitors these investments for other than temporary impairment by considering current factors including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment(s).  In the fourth quarter of 2008 the Company determined that based on the current general negative economic and liquidity environment affecting the ability of businesses to obtain credit and to raise money in the capital markets, and based on specific unobserved data received from the underlying entities indicating severe operational and liquidity problems, there was significant doubt as to whether these entities will be able to continue to operate as going concerns. Therefore, during the fourth quarter of 2008 the Company recorded an impairment charge against these assets reducing the fair value of these non-public investments to zero as of December 31, 2008.

Index

In the three month period ended June 30, 2010 the Company received a distribution from one of these non-public companies that the Company had recorded an impairment charge reducing the fair value of this investment to zero. The distribution consisted of approximately $32,000 in cash, a five year note payable of approximately $41,000, and approximately 21,000 shares in a private company.  The Company recorded the $32, 000 cash distribution as investment income, but because of continued general negative economic and liquidity environment and the lack of reliable data on which to ascertain the value of these assets the Company set a 100% allowance against the note payable and shares.  The Company will continue to monitor the data received from these private investments and review the evidence to determine if and when these assets should be realized.

Index

4. Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$99,946	$-	$-	$99,946
Depreciation	1,728	3,915	-	5,643
Operating loss	(285,210)	(360,181)	(909,623)	(1,555,014)
Fixed Assets	15,753	13,545	-	29,298
Total assets	183,625	85,925	403,738	673,288

	Three months ended June 30, 2009
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$24,900	$-	$-	$24,900
Depreciation	1,997	3,915	-	5,912
Operating loss	(353,766)	(413,931)	(460,493)	(1,228,190)
Fixed Assets	5,157	29,205	-	34,362
Total assets	149,962	179,122	3,492,994	3,822,078

	Six months ended June 30, 2010
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$237,913	$-	$-	$237,913
Depreciation	3,567	7,830	-	11,397
Operating loss	(539,509)	(724,450)	(1,283,921)	(2,547,880)
Fixed Assets	15,753	13,545	-	29,298
Total assets	183,625	85,925	403,738	673,288

	Six months ended June 30, 2009
	Zargis	DDC	Corporate and other	Totals
Revenues from external customers	$74,700	$-	$-	$74,700
Depreciation	4,819	7,830	-	12,649
Operating loss	(744,856)	(1,063,552)	(905,477)	(2,713,885)
Fixed Assets	5,157	29,205	-	34,362
Total assets	149,962	179,122	3,492,994	3,822,078

The Company has no foreign operations. During the three months ended June 30, 2010 and 2009 the Company had sales to the U.S. Army of approximately 56% and 100% of total Company revenues, respectively.  During the six months ended June 30, 2010 and 2009 the Company had sales to the U.S. Army of approximately 47% and 100% of total Company revenues, respectively. Accounts receivable from the U.S. Army represented approximately 37% and 68% of total Company accounts receivable as of June 30, 2010 and December 31, 2009, respectively.

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

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology.  For additional information on each of these business segments and our other assets and operations, see the discussions below and “Condenses Notes to Condensed Consolidated Financial Statements — Note 3, Business Segment Information.

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance in February, 2009.  Cardioscan is fully integrated with the Zargis StethAssist™ portal and is also cleared for marketing in Australia, Canada, India, Singapore, South Africa, Turkey, Malaysia, and 31 European states.

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

In addition to the development of Cardioscan, Signal X6 and Zargis StethAssist™, Zargis has been awarded several contracts by the U.S. Army, most recently in August of 2010, to develop prototype versions of telemedicine systems for use in cardiology. These systems record, synchronize and analyze heart sounds, lung sounds and ECG signals in pediatric patients who are being cared for by remote military treatment facilities. The systems have been fully integrated with an existing Army telehealth platform.

Index

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

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.”  As of June 30, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company expects it will demonstrate   to the FCC that it is providing this “substantial service” by June 1, 2012.

Other investments
We have in the past invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of June 30, 2010 and December 31, 2009, we had not sold any securities that we did not own.

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

Index

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

Three and Six Months Ended June 30. 2010 Compared to Three and Six Months Ended June 30, 2009.

Revenues increased approximately $75,000 from approximately $25,000 for the three months ended June 30, 2009 to approximately $100,000 for the three months ended June 30, 2010.  This increase was primarily the result of approximately $44,000 in product revenue and approximately $31,000 related to contracted service revenue earned by Zargis. Revenues increased approximately $163,000 from approximately $75,000 for the six months ended June 30, 2009 to approximately $238,000 for the six months ended June 30, 2010.  This increase was primarily the result of approximately $123,000 in product revenue and approximately $40,000 related to contracted service revenue earned by Zargis.

Cost of sales increased from approximately $3,000 for the three months ended June 30, 2009 to approximately $36,000 for the three months ended June 30, 2010. This increase of approximately $33,000 was primarily related to an increase of approximately $29,000 relating to a royalty payment and an increase of approximately $4,000 in contracted labor and materials at Zargis. Cost of sales increased from approximately $3,000 for the six months ended June 30, 2009 to approximately $48,000 for the six months ended June 30, 2010. This increase of approximately $45,000 was primarily related to an increase of approximately $29,000 relating to a royalty payment and an increase of approximately $16,000 in contracted labor and materials at Zargis.

 Selling, general and administrative expenses increased approximately 47% from approximately $814,000 for the three months ended June 30, 2009 to approximately $1,198,000 for the three months ended June 30, 2010. This increase of approximately $384,000 was primarily the result of an increase in stock compensation expense of approximately $535,000 and by cost cutting initiatives in staff and related expenses of approximately $88,000 at corporate, approximately $73,000  at DDC, and an increase of approximately $10,000 for marketing at Zargis.  Selling, general and administrative expenses increased approximately 4% from approximately $1,807,000 for the six months ended June 30, 2009 to approximately $1,880,000 for the six months ended June 30, 2010. This increase of approximately $73,000 was primarily the result of an increase in stock compensation expense of approximately $557,000 and by cost cutting initiatives in staff and related expenses of approximately $161,000 at corporate, approximately $340,000 at DDC, and an increase  of approximately $16,000 in marketing and travel expenses at Zargis.

  Research and development expenses decreased approximately 3% from approximately $430,000 for the three months ended June 30, 2009 to approximately $415,000 for the three months ended June 30, 2010.  This reduction of approximately $15,000 was primarily the result of cost cutting initiatives in staff and related expenses of approximately $40,000 at corporate, increases of research and development spending of approximately $6,000 Zargis, and an increase of approximately $19,000 at DDC.  Research and development expenses decreased approximately 12% from approximately $965,000 for the six months ended June 30, 2009 to approximately $846,000 for the six months ended June 30, 2010.  This reduction of approximately $119,000 was primarily the result of cost cutting initiatives in staff and related expenses with reductions of approximately $94,000 at corporate, reductions of approximately $59,000 at Zargis, an increase of research and development spending of approximately $6,000 in the Zargis segment and an increase of research and development spending of approximately $34,000 at DDC.

Index

Investment income increased approximately $38,000 from approximately $1,000 during the three months ended June 30, 2009 to approximately $39,000 during the three months ended June 30, 2010.  This increase in investment income was primarily the result of a realized gain of approximately $38,000 during the three months ended June 30, 2010. In the three month period ended June 30, 2010 the Company received a distribution from one of the non-public companies that the Company had previously recorded an impairment charge reducing the fair value of this investment to zero in the fourth quarter of 2008. The distribution consisted of approximately $32,000 in cash, a five year note payable of approximately $41,000, and approximately 21,000 shares in a private company.  The Company recorded the $32,000 cash distribution as investment income, but because of continued general negative economic and liquidity environment and the lack of reliable data on which to ascertain the value of these assets the Company set a 100% impairment reserve against the note payable and shares.  The Company will continue to monitor the data received from these private investments and review the evidence to determine if and when these assets should be realized. Investment income decreased approximately $122,000 from approximately $160,000 during the six months ended June 30, 2009 to a gain of approximately $38,000 during the six months ended June 30, 2010.  This decrease was primarily the result of a significant reduction in trading activity due to a reduction in the amount of capital available for investment purposes.

   Interest income decreased from approximately $1,000 in the three months ended June 30, 2009 to approximately $0 during the three months ended June 30, 2010.  Interest income decreased from approximately $10,000 in the six months ended June 30, 2009 to approximately $0 during the six months ended June 30, 2010.  This reduction in interest income was primarily due to a reduction in the amount of capital available for investment purposes.

Other income was approximately  $1,000 for the three months ended June 30, 2010 and was related to the sale of a domain name.  Other income was approximately $3,000 during the six months ended June 30, 2009 and approximately $1,000 for the six months ended June 30, 2010.  This decrease of approximately $2,000 was related to a decrease in proceeds from the sale of a domain name during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Index

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At June 30, 2010 we had an accumulated deficit of approximately $88.3 million. We do not expect to have earnings from operations or positive operating cash flow unless or until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We do not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value with respect to its Zargis subsidiary. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.

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

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was approximately $1,749,000 and $2,562,000, respectively.  This reduction in net cash used in operating activities of approximately  $813,000 was primarily related to an improvement in net loss of approximately $32,000, an increase in non-cash operating expenses of  approximately $558,000, and an increase in operating assets and liabilities of approximately $223,000.

Net cash provided by investing activities for the six months ended June 30, 2010 was approximately $1,746,000 and net cash used in investing activities for the six months ended June 30, 2009 was approximately $1,750,000. This increase in net cash provided by investing activities was primarily due to the maturation of a U.S. Treasury bill of $1,750,000 in the six months ended June 30, 2010 compared to the purchase of a U.S. Treasury bill of approximately $1,750,000 that occurred during the six months ended June 30, 2009.  In addition, during the six months ended June 30, 2010 equipment additions were made of approximately $4,000.

 Net cash provided from financing activities for the six months ended June 30, 2010 and 2009 was approximately $253,000 and $175,000, respectively. This net increase in cash provided by financing activities of approximately $78,000 was a result of approximately $175,000 in proceeds received from convertible note financing by a noncontrolling interest in the six months ended June 30, 2009 compared to the proceeds from the exercise of stock options of approximately $253,000 that was received in the six months ended June 30, 2010.

At June 30, 2010, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $11,000 and are due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

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

Index

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at June 30, 2010 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s condensed consolidated financial statements.  At June 30, 2010 and December 31, 2009 we had not sold any securities that we did not own.

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

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting for the three and six months ended June 30, 2010 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below, and because we did not complete those tasks and our evaluation in time to file this Form 10-Q by its due date.  This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified the following material weakness:

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

Changes in Internal Control over Financial Reporting

With the exception of the changes noted above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 27, 2010, the Company received a letter from the Nasdaq Stock Market advising that the Company has not met the deadline for complying with the stockholders’ equity requirement of Nasdaq Listing Rule 5550.  Accordingly, trading of the Company’s common stock on the NASDAQ Stock Market was suspended at the opening of business on July 30, 2010, and on August 2, 2010 the Company’s common stock began to trade on the OTCQB™ Marketplace

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

SPEEDUS CORP.

Date: August 16, 2010	By: /s/ Shant S. Hovnanian Shant S. Hovnanian Chairman of the Board, President and Chief Executive Officer

Date: August 16, 2010	By: /s/ John A. Kallassy John A. Kallassy Treasurer and Chief Financial and Accounting Officer