Form 10-Q
period 2010-09-30
SPEEDUS CORP
filed 2010-11-16
CIK 1002520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of Common Stock outstanding as of November15, 2010 was 4,162,326

SPEEDUS CORP.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Index

SPEEDUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,278	$150,010
United States Treasury bills	-	1,750,000
Marketable securities	2,484	4,960
Accounts receivable, net of allowances of $107,385as of September 30, 2010 and December 31, 2009	55,032	54,975
Inventory	99,515	98,222
Other current assets	68,925	8,000
Total current assets	332,234	2,066,167

Property and equipment, net of accumulated depreciation of $55,962 and $38,414 as of September 30, 2010and December 31, 2009, respectively	31,122	36,795
Other assets	22,447	22,447
Total assets	$385,803	$2,125,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$664,245	$350,386
Accrued liabilities	373,624	226,392
Convertible note to noncontrolling interest	573,941	-
Current portion of redeemable preferred stock	450,836	-
Note to shareholder, net of debt discount of $34,611at September 30, 2010	171,389	-
Total current liabilities	2,234,035	576,778

Convertible note to noncontrolling interest	-	543,608
Redeemable preferred stock ($.001 par value;100,000 shares authorized; 70,940 shares issued and outstanding as of September 30, 2010 and December 31, 2009,respectively), net of current portion	404,700	812,972
Total liabilities	2,638,735	1,933,358

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($.01 par value; 20,000,000 shares authorized):
Series A Junior Participating ($.01 par value;4,000 shares authorized; no shares issued)	-	-
Common stock ($.01 par value; 50,000,000shares authorized; 5,639,736 and 5,498,006 shares issued as of September 30, 2010 and December 31, 2009, respectively)	56,397	54,980
Additional paid-in-capital	93,778,823	92,829,557
Treasury stock (at cost; 1,502,410 shares)	(6,136,611)	(6,136,611)
Accumulated deficit	(89,016,515)	(85,960,079)
Total Speedus stockholders' equity (deficit)	(1,317,906)	787,847
Noncontrolling deficit	(935,026)	(595,796)
Total stockholders' equity (deficit)	(2,252,932)	192,051
Total liabilities and stockholders' equity (deficit)	$385,803	$2,125,409

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

Index

SPEEDUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$173,838	$247,236	$411,751	$321,936

Expenses:
Cost of sales	62,906	140,644	111,370	143,982
Selling, general and administrative	673,368	629,874	2,552,956	2,437,103
Research and development	280,161	396,920	1,126,505	1,362,289
Depreciation	6,151	5,230	17,548	17,879
Total operating expenses	1,022,586	1,172,668	3,808,379	3,961,253

Operating loss	(848,748)	(925,432)	(3,396,628)	(3,639,317)

Investment income (loss)	(482)	1,158	37,424	161,299
Interest income	6	531	59	10,509
Other income	40,500	-	41,500	2,800
Interest expense	(29,534)	(24,410)	(78,021)	(72,066)

Net loss including noncontrolling interest	(838,258)	(948,153)	(3,395,666)	(3,536,775)
Less: Net loss attributed to noncontrolling interest	(92,174)	(107,370)	(339,230)	(439,115)
Net loss attributed to Speedus	(746,084)	(840,783)	(3,056,436)	(3,097,660)

Per share:
Loss per share attributed to Speedus common shareholders:
Loss per common share - basic and diluted	$(0.18)	$(0.21)	$(0.75)	$(0.79)

Weighted average common shares outstanding - basic and diluted	4,126,904	3,935,596	4,061,913	3,935,596

The accompanying condensed notes are an integral part of these condensed consolidated financial statements

Index

SPEEDUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,395,666)	$(3,536,775)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,548	17,879
Unrealized investment losses (gains)	2,476	(1,533)
Stock based compensation	677,919	216,415
Access and exclusivity fee	-	85,265
Accrued dividends on preferred stock	42,564	42,564
Accrued interest on convertible note	30,333	29,503
Changes in operating assets and liabilities,
Accounts receivable	(57)	(152,772)
Inventory	(1,293)	(73,596)
Other current assets	(60,925)	(26,116)
Accounts payable	313,859	157,027
Accrued liabilities	131,370	(142,256)
Net cash used in operating activities	(2,241,872)	(3,384,395)

Cash flows from investing activities:
Property and equipment additions	(11,875)	-
United States Treasury bills:
Purchases	-	(1,749,982)
Maturities	1,750,000	-
Net cash provided by (used in) investing activities	1,738,125	(1,749,982)

Cash flows from financing activities:
Convertible note financing in subsidiary by minority investor	-	175,000
Proceeds from shareholder note	206,000	-
Proceeds from the exercise of stock options	254,015	100
Net cash provided by financing activities	460,015	175,100

Net decrease in cash and cash equivalents	(43,732)	(4,959,277)

Cash and cash equivalents, beginning of period	150,010	6,007,757
Cash and cash equivalents, end of period	106,278	1,048,480

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

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Business Activities

Speedus Corp. operates primarily through its two majority-owned subsidiaries Zargis Medical Corp. (“Zargis”) and Density Dynamics Corp. (“DDC”).

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in DDC, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology. For additional information on each of these business segments and our other assets and operations, see the discussions below and “Condensed Notes to Condensed Consolidated Financial Statements — Note 5, Business Segment Information.”
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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance in February, 2009.  Cardioscan is fully integrated with the Zargis TeleSteth™ portal and is also cleared for marketing in Australia, Canada, India, Singapore, South Africa, Turkey, Malaysia, and 31 European states.

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

In February 2003, we acquired a controlling interest in Zargis of approximately 63%.  At September 30, 2010 and December 31, 2009, as a result of continued investment, our primary equity ownership was approximately 90%.

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

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.” As of September 30, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company hopes to demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Liquidity

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At September 30, 2010, we had an accumulated deficit of approximately $89.0 million. We do not expect to have earnings from operations or positive operating cash flow until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

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

Noncontrolling interests
Companies in which Speedus directly or indirectly owns more than 50% of the outstanding voting securities or that Speedus has effective control over are accounted for under the consolidation method of accounting. Under this method, those companies’ balance sheets and results of operations, from the date Speedus acquired control, are included in Speedus’ consolidated financial statements. Effective January 1, 2009, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that noncontrolling interests (previously referred to as minority interests) be treated as a separate component of equity and that losses of a partially owned consolidated subsidiary be allocated to the noncontrolling interest even when such allocation might result in a deficit balance.  This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all noncontrolling interests prospectively.  The net loss attributed to the noncontrolling interests has been separately designated in the accompanying consolidated statements of operations.  Losses attributable to the noncontrolling interest in a subsidiary may exceed the noncontrolling interests in the subsidiary’s equity.  The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

Cash and Cash Equivalents
The Company considers all highly liquid interest earning investments with original maturities of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds.  At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Marketable Securities
All marketable securities are defined as trading securities under the provisions of FASB ASC 320, "Investments in Debt and Equity Securities." At September 30, 2010 and December 31, 2009, marketable securities consisted of publicly traded equity securities which were recorded at the fair market value of approximately $2,000 and $5,000 as of September 30, 2010 and December 31, 2009, respectively.  Pursuant to FASB ASC 820 “Fair Value Measurements”, the fair value of our marketable securities were determined based on “Level 1” inputs, which consist of closing prices quoted from established securities markets. Unrealized gains or losses are included in investment income (loss) in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
Cash and cash equivalents, U.S. Treasury bills, accounts receivable, inventory, other assets, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates, where applicable.  Pursuant to FASB ASC 820 “Fair Value Measurements”, the fair value of our U.S. Treasury bills were determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Index

Accrued liabilities
Accrued liabilities approximately consist of the following:

	September 30,	December 31,
	2010	2009
Professional fees	$85,000	$80,000
Income taxes	103,000	63,000
Other accrued expenses	186,000	83,000
Total accrued liabilities	$374,000	$226,000

Note to Shareholder
In the three months ended September 30, 2010, the Company received $206,000 from a Company shareholder affiliated to the Company’s CEO.  The promissory note dated August 30, 2010 bears interest at a rate of 14% per annum and matures the earlier of June 30, 2011 or the closing of any sale of assets of the Company, or any private placement of additional debt or equity of at least $500,000.  The note includes a warrant for the purchase of common stock up to 25% of the balance of the note.  This liability is reflected net of debt discount of approximately $35,000 on the Condensed Consolidated Balance Sheet as of September 30, 2010.

Revenue Recognition
Zargis recognizes service revenue upon completion of services performed under contracts, in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition". Zargis and DDC recognize product revenue upon the shipment of product and transfer of title to customers.

Income Taxes
As required by FASB ASC 740  “Accounting for Income Taxes,” the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of the Company’s assets and liabilities.

FASB ASC 740 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.  As of September 30, 2010, the only tax jurisdictions to which the Company is subject are the United States and several states where the Company operates. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.  The Company has no unrecognized tax positions or any interest and penalties as of and for the three and nine months ended September 30, 2010 and 2009.

As of the date of this report, the Company has only filed extensions with estimated taxes and not filed complete income tax returns since 2005.  As of September 30, 2010, the Company estimates that it has a deferred tax asset of approximately $53 million, relating primarily to book operating losses. An offsetting valuation allowance of $53 million has been established as the Company has no ability to carryback its losses and a limited earnings history.

At September 30, 2010, the Company estimates that it has net operating loss carryforwards of approximately $113 million which expire between 2015 and 2030. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s stock ownership may result in a limitation on the amounts of net operating loss carryforwards which can be utilized in future years.  Furthermore, as the Company has only filed extensions with estimated taxes and not complete income tax returns since 2005, it is possible that adjustments may ultimately be made that could significantly reduce the actual amount of available net operating loss carryforwards.

Loss Per Share
 Basic and diluted loss per common share are determined in accordance with FASB ASC 260.  For the three months ended September 30, 2010 and 2009, outstanding stock options and warrants in the weighted average amounts of 582,000 and 683,000, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these periods. For the nine months ended September 30, 2010 and 2009, outstanding stock options and warrants in the weighted average amounts of 577,000 and 660,000, respectively have been excluded from the diluted loss per share since their effect would be antidilutive as the Company has losses in each of these periods.

Stock Options
The Company accounts for stock options under FASB ASC 718, “Stock Compensation”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis. Stock based compensation expense was approximately $36,000 and $131,000 for the three months ended September 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $678,000 and $216,000 for the nine months ended September 30, 2010 and 2009, respectively.

Index

The Company accounts for restricted stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505, “Equity.”  Any restricted stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods.

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

	Three months ended September 30,	Nine months ended September 30,
	2009	2010	2009
Risk-free interest rates	2.3% - 3.2%	2.5% - 3.4%	2.3% - 3.2%
Expected lives	7 years	5 - 7 years	7 years
Expected forfeiture rates	0 - 35%	0 - 35%	0 - 35%
Expected volatility	124% - 131%	126% - 137%	124% - 131%

On January 27, 2010 the Company engaged Morgan Joseph & Company, Inc., a full service investment bank, to evaluate strategic alternatives available to maximize shareholder value in its Zargis subsidiary.  In connection with this agreement Morgan Joseph & Company was paid an initial retainer of $25,000, which is fully creditable towards any future transaction fees, and was granted a five year warrant to purchase 8,681 shares of the Company common stock with an exercise price of $.01 per share. In connection with the grant of this warrant, stock based compensation of approximately $24,000 was recorded in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and is included in the $678,000 in total stock compensation referenced above.

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

Aggregate stock option activity and weighted average prices under the Speedus Option Plans for the nine months ended September 30, 2010 is summarized as follows:

	Options	Exercise Price
Outstanding at January 1, 2010	544,062	$5.06

Granted	245,500	2.60
Exercised	(126,966)	2.00
Expired	(71,250)	13.21
Outstanding at September 30, 2010	591,346	$3.71

At September 30, 2010 there were approximately 96,000 options available to be granted and approximately 574,000 options exercisable at a weighted average price of $3.74 under the two Speedus stock options plans. Stock based compensation expense was approximately $23,000 and $94,000 for the three months ended September 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $606,000 and $98,000 for the nine months ended September 30, 2010 and 2009, respectively. Stock Option expense includes the expense of the warrants issued to Morgan Joseph & Company mentioned previously.

Index

The following table aggregates certain information concerning currently outstanding and exercisable stock options under both Plans at September 30, 2010:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$0.38 - 1.00	48,250	6.2	$0.65	$9,623	48,250	$0.65	$9,623
1.94 - 4.00	305,746	7.0	3.03	-	287,996	3.04	-
4.40 - 5.16	187,050	4.3	4.83	-	187,050	4.83	-
6.00 - 9.08	50,300	4.7	6.62	-	50,300	6.62	-
	591,346	5.9	$3.74	$9,623	573,596	$3.74	$9,623

There were no options issued by Zargis during the three and nine months ended September 30, 2010.  At September 30, 2010 there were approximately 339,000 options exercisable at a weighted average price of $3.02 and approximately 61,000 options available for grant.  Stock based compensation expense was $0 and approximately $27,000 for the three months ended September 30, 2010 and 2009, respectively. Stock based compensation expense was approximately $38,000 and $80,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the Zargis 2002 Plan at September 30, 2010:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$0.50	30,000	2.2	$0.50	$90,000	30,000	$0.50	$90,000
1.75	6,000	2.2	1.75	10,500	6,000	1.75	10,500
2.50	59,634	3.6	2.50	59,634	59,634	2.50	59,634
3.50	243,024	6.3	3.50	-	243,024	3.50	-
	338,658	5.4	$3.03	$160,134	338,658	$2.90	$160,134

During the nine months ended September 30, 2010, 54,000 options were issued by DDC at $2.50 that vest 20% annually over five years.  There were no options granted by DDC during the three months ended September 30, 2010.  At September 30, 2010 there were approximately 135,000 options exercisable at a weighted average price of $1.12 and 94,000 options available for grant.  Stock based compensation expense was approximately $13,000 and $10,000 for the three months ended September 30, 2010 and 2009. Stock based compensation expense was approximately $34,000 and $38,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table aggregates certain information concerning currently outstanding and exercisable stock options under the DDC 2008 Plan at September 30, 2010:

	Stock options outstanding				Stock options exercisable
Range of exercise prices	Options	Weighted average remaining life (years)	Weighted average exercise price	Aggregate intrinsic value	Options	Weighted average exercise price	Aggregate intrinsic value
$1.00	232,900	8.3	$1.00	$349,350	110,500	$1.00	$165,750
2.50	69,000	9.0	2.50	-	23,215	2.50	-
	301,900	8.4	$1.34	$349,350	133,715	$1.10	$165,750

Index

3.	Acquisition

On March 5, 2008, the Company acquired a 75% interest in Density Dynamics Corp., a newly formed company that was created to acquire the technology, assets and some of the operations of a developer and marketer of ultra-high speed storage systems for server networks and other applications. The acquisition price was $1,000,000.  In exchange, the Company received $1,000,000 of redeemable preferred stock from DDC, which has been eliminated in consolidation.  In connection with the acquisition, DDC issued $809,400 of redeemable preferred stock to the noncontrolling interest, $100,000 of which was redeemed at the time of closing. The redeemable preferred stock accrues dividends equal to 8% of the original purchase price of $10 per share (the “Original Purchase Price”). The redeemable preferred stock will be redeemed for the Original Purchase Price plus accrued and unpaid dividends as follows: $120,000 during the year ended December 31, 2009, $50,000 out of a future financing by the Company, 50% out of the cash flow of DDC as defined, and to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemed in 2013. The holders of the redeemable preferred stock have not issued a call for redemption and no redeemable preferred stock was redeemed in the three and nine months ended September 30, 2010 and September 30, 2009  or as of the date of this report. On March 25, 2010, the holders of the redeemable preferred shares agreed to defer all obligations of DDC to redeem or make payments to the holders until April 1, 2011 and, to the extent that any redeemable preferred shares remain outstanding, the balance will be redeemable in 2013.  As a result of this agreement all of the redeemable preferred stock has been reflected as a non-current liability on the Company’s December 31, 2009 consolidated balance sheet and is split proportionally between current and noncurrent liability based on the remaining term of the redemption on the Company’s September 30, 2010 consolidated balance sheet.   For the three months  ended September 30, 2010 and 2009, accrued dividends on this redeemable preferred stock of approximately $14,000  has been recorded as interest expense on the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, accrued dividends on this redeemable preferred stock of approximately $43,000 has been recorded as interest expense on the Company’s condensed consolidated statements of operations.

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

In October 2008, DDC sold $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. In December 2008, DDC agreed to sell an additional $500,000 in 8% convertible notes, in the amounts of $250,000 to each of the Company and the noncontrolling interest. At December 31, 2008, $75,000 had been advanced by each of the Company and the noncontrolling interest. In 2009, the remaining balance of $175,000 was advanced by each of the Company and the noncontrolling interest. The holders of the notes have not issued a call for repayment of the loans and the loans were not repaid during the three and nine months ended September 30, 2010 or as of the date of this report.  On March 25, 2010, the holders of the notes agreed to defer any and all obligations DDC has under the notes until April 1, 2011. As a result of this agreement the loans have been reflected as a non-current liability on the Company’s December 31, 2009 consolidated balance sheet and as a current liability on the September 30, 2010 condensed consolidated balance sheet.  The loan by the Company has been eliminated in consolidation. For the three months ended September 30, 2010 and 2009, accrued interest on these convertible notes to the noncontrolling interest of approximately $10,000 has been recorded as interest expense on the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, accrued interest on these convertible notes to the noncontrolling interest of approximately $30,000 has been recorded as interest expense on the Company’s condensed consolidated statements of operations.

4.	Other investments

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

In the nine month period ended September 30, 2010 the Company received a distribution from one of these non-public companies that the Company had recorded an impairment charge reducing the fair value of this investment to zero. The distribution consisted of approximately $32,000 in cash, a five year note payable of approximately $41,000, and approximately 21,000 shares in a private company.  The Company recorded the $32,000 cash distribution as investment income, but because of continued general negative economic and liquidity environment and the lack of reliable data on which to ascertain the value of these assets the Company set a 100% allowance against the note payable and shares.  The Company will continue to monitor the data received from these private investments and review the evidence to determine if and when these assets should be realized.

Index

5.	Business Segment Information

The following table sets forth the Company's financial performance by reportable operating segment for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$173,838	$-	$-	$173,838
Depreciation	1,792	4,359	-	6,151
Operating loss	(205,967)	(262,101)	(380,680)	(848,748)
Fixed Assets	13,960	17,162	-	31,122
Total assets	197,116	90,739	97,948	385,803

	Three months ended September 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$196,311	$50,925	$-	$247,236
Depreciation	1,315	3,915	-	5,230
Operating loss	(291,006)	(296,666)	(337,760)	(925,432)
Fixed Assets	3,842	25,290	-	29,132
Total assets	318,991	126,925	2,718,843	3,164,759

	Nine months ended September 30, 2010
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$411,751	$-	$-	$411,751
Depreciation	5,359	12,189	-	17,548
Operating loss	(745,478)	(986,434)	(1,664,716)	(3,396,628)
Fixed Assets	13,960	17,162	-	31,122
Total assets	197,116	90,739	97,948	385,803

	Nine months ended September 30, 2009
			Corporate
	Zargis	DDC	and other	Totals
Revenues from external customers	$271,011	$50,925	$-	$321,936
Depreciation	6,134	11,745	-	17,879
Operating loss	(1,035,862)	(1,360,218)	(1,243,237)	(3,639,317)
Fixed Assets	3,842	25,290	-	29,132
Total assets	318,991	126,925	2,718,843	3,164,759

The Company has limited foreign operations. During the three months ended September 30, 2010 and 2009 the Company had sales to the U.S. Army of approximately 44% and 29% of total Company revenues, respectively.  During the nine months ended September 30, 2010 and 2009 the Company had sales to the U.S. Army of approximately 46% and 45% of total Company revenues, respectively. Accounts receivable from the U.S. Army represented 0% and approximately 68% of total Company accounts receivable as of September 30, 2010 and December 31, 2009, respectively.

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

In 2001 we co-invested with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation, in Zargis Medical Corp. to develop advanced diagnostic decision support products and services for primary care physicians, pediatricians, cardiologists and other healthcare professionals.  In March of 2008 we acquired a majority interest in Density Dynamics Corporation, a company breaking new ground in the development of DRAM based, energy efficient, sold-state drives (“SSD”) with I/O acceleration technology.  For additional information on each of these business segments and our other assets and operations, see the discussions below and “Condensed Notes to Condensed Consolidated Financial Statements — Note 5, Business Segment Information.

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

Cardioscan is a non-invasive, diagnostic support solution that automatically analyzes acoustical data from a patient to determine whether or not the patient possesses a suspected diastolic or systolic murmur and whether or not they present a Class I indication for echocardiography referral.  Heart murmurs can be a sign of serious types of valvular or other heart disease.  Zargis’ patented technology utilizes advanced signal processing algorithms deployed on a standard pc computer platform.  Cardioscan received its initial FDA clearance in May 2004 and received its most recent clearance in February, 2009.  Cardioscan is fully integrated with the Zargis TeleSteth™ portal and is also cleared for marketing in Australia, Canada, India, Singapore, South Africa, Turkey, Malaysia, and 31 European states.

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

Other Business Activities

Local Multipoint Distribution Service (LMDS) License
We have an FCC commercial operating license which covers between 150 – 300 MHz of spectrum in the New York City area. The license has been renewed through February 1, 2016 conditioned upon demonstrating to the FCC by June 1, 2012 that we are providing “substantial service.”  As of September 30, 2010 the Company had not demonstrated to the FCC that it was providing “substantial service”; however, the Company hopes to demonstrate to the FCC that it is providing this “substantial service” by June 1, 2012.

Other investments
We have in the past invested a portion of our assets in a portfolio of marketable securities consisting of publicly traded equity securities. We have in the past and may in the future sell publicly traded equity securities we do not own in anticipation of declines in the fair market values of these securities. As of September 30, 2010 and December 31, 2009, we had not sold any securities that we did not own.

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

Share-Based Payments
The Company accounts for stock options under FASB ASC 718, “Stock Compensation”.  Under this method, the Company records compensation cost based upon the fair value of those awards on the grant date over the service period of each award on a straight line basis.

The Company accounts for restricted stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505, “Equity.”  Any restricted stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods.

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

Index

Contingencies
We account for contingencies in accordance with Statement of FASB ASC 450, “Contingencies”.  This ASC requires that we record an estimated loss when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss is significantly different than the estimated loss, our results of operations will be affected in the period that the difference is known.

Three and Nine Months Ended September 30. 2010 Compared to Three and Nine Months Ended September 30, 2009.

Revenue decreased approximately $73,000 from approximately $247,000 for the three months ended September 30, 2009 to approximately $174,000 for the three months ended September 30, 2010.  Approximately $51,000 of this decrease in revenue related to the sale of a server in the DDC segment in the three months ended September 30, 2009 that did not occur in the three months ended September 30, 2010.  The remaining decrease in revenue occurred in the Zargis segment, with a decrease in product revenue of approximately $27,000 and an increase in contracted service revenue of approximately $5,000.  Revenue increased approximately $90,000 from approximately $322,000 for the nine months ended September 30, 2009 to approximately $412,000 for the nine months ended September 30, 2010.  Revenue in the Zargis segment increased approximately $141,000 including approximately $98,000 in product revenue and approximately $43,000 in contracted service revenue.  This increase of revenue in the Zargis segment was offset by a decrease of approximately $51,000 relating to the sale of a server in the DDC segment as mentioned above.

Cost of sales decreased approximately $78,000 from approximately $141,000 for the three months ended September 30, 2009 to approximately $63,000 for the three months ended September 30, 2010.  Approximately $23,000 of this decrease was related to the cost of a server sold in the DDC segment in the three months ended September 30, 2009 that did not happen in the three months ended September 30, 2010.  The remaining decrease in cost of sales occurred in the Zargis segment with a decrease of approximately $92,000 in exclusivity fees and an increase of approximately $14,000 in product royalties, and an increase of approximately $23,000 in product costs.  Cost of sales decreased approximately $33,000 from approximately $144,000 for the nine months ended September 30, 2009 to approximately $111,000 for the nine months ended September 30, 2010. Approximately $23,000 of this decrease was related to the cost of a server sold in the DDC segment in the nine months ended September 30, 2009 that did not happen in the nine months ended September 30, 2010.  The remaining change in cost of sales occurred in the Zargis segment with a decrease of approximately $92,000 in exclusivity fees, an increase of approximately $52,000 in product royalties, and an increase in product costs of approximately $30,000.

Selling, general and administrative expenses increased approximately 7% from approximately $630,000 for the three months ended September 30, 2009 to approximately $673,000 for the three months ended September 30, 2010.  This increase of approximately $43,000 was related to increases of approximately $65,000 in consulting and professional fees, approximately $16,000 in marketing expenses in the DDC segment, approximately $20,000 in rent and repairs in the Zargis segment, approximately a $68,000 adjustment in state and franchise fees in the corporate segment, offset by a decrease in stock compensation expense of approximately $95,000, and approximately $31,000 in insurance and other administrative expenses.  Selling, general and administrative expenses increased approximately 5% from approximately $2,437,000 for the nine months ended September 30, 2009 to approximately $2,553,000 for the nine months ended September 30, 2010. This increase of approximately $116,000 was due to an increase in stock compensation expense of approximately $462,000, an increase in marketing in the DDC segment of approximately $46,000, an increase in state and franchise fees of approximately $39,000, an increase of approximately $14,000 in Board of Director fees, an increase of approximately $41,000 in professional fees, an increase of approximately $20,000 in dues and subscriptions, and an increase of approximately $12,000 in legal and other administrative expenses. These increases were offset by a decrease in payroll and related expenses of approximately $518,000.

Research and development expenses decreased approximately 29% from approximately $397,000 for the three months ended September 30, 2009 to approximately $280,000 for the three months ended September 30, 2010.  This reduction of approximately $117,000 was primarily the result of cost cutting initiatives in staff and related expenses of approximately $14,000 in the corporate segment, approximately $48,000 in the Zargis segment, and approximately $55,000 in the DDC segment.  Research and development expenses decreased approximately 17% from approximately $1,362,000 for the nine months ended September 30, 2009 to approximately $1,127,000 for the nine months ended September 30, 2010. This reduction of approximately $235,000 was primarily the result of cost cutting initiatives in staff and related expenses of approximately $107,000 in the corporate segment, approximately $107,000 in the Zargis segment, and approximately $21,000 in the DDC segment.

Index

Investment income decreased approximately $1,000 from approximately $1,000 during the three months ended September 30, 2009 to approximately $0 during the three months ended September 30, 2010. Investment income decreased approximately $124,000 from approximately $161, 000 during the nine months ended September 30, 2009 to approximately $37,000 during the nine months ended September 30, 2010. These decreases were primarily the result of a significant reduction in trading activity due to a reduction in the amount of capital available for investment purposes.

Interest income decreased from approximately $1,000 in the three months ended September, 2009 to approximately $0 during the three months ended September 30, 2010.  Interest income decreased from approximately $11,000 in the nine months ended September 30, 2009 to approximately $0 during the nine months ended September 30, 2010.  These reductions in interest income were primarily due to a reduction in the amount of capital available for investment purposes.

Other income increased from approximately $0 for the three months ended September 30, 2009 to approximately $41,000 for the three months ended September 30, 2010. This increase of approximately $41,000 was primarily related to the sale of copy written material of approximately $40,000 that occurred in three months ended September 30, 2010 that did not occur in the three months ended September 30, 2009. Other income increase from approximately $3,000 during the nine months ended September 30, 2009 and approximately $42,000 for the nine months ended September 30, 2010.  This decrease of approximately $1,000 was related to a decrease in proceeds from the sale of a domain name during the nine months ended September 30, 2010 compared to the nine months ended June 30, 2009 and the sale of copy written material that occurred in the nine months ended September 30, 2010 that did not happen in the nine months ended September 30, 2009.

Interest expense increased from approximately $24,000 in the three months ended September 30, 2009 to approximately $30,000 during the three months ended September 30, 2010.  Interest expense increased from approximately $72,000 in the nine months ended September 30, 2009 to approximately $78,000 during the nine months ended September 30, 2010.  These increases in interest expense were primarily related to interest and dividends due to a noncontrolling entity and interest due to shareholders.

Index

Liquidity and Capital Resources

We have recorded operating losses and negative operating cash flows since our inception and have limited revenues. At September 30, 2010 we had an accumulated deficit of approximately $89.0 million. We do not expect to have earnings from operations or positive operating cash flow unless or until such time as our strategic investments achieve successful implementation of their business plans and/or form alliances for the use of our capabilities in the future.

We do not have funds sufficient to finance our operations and enable us to meet our financial obligations for the next twelve months. There can be no assurances that we will be able to consummate any capital raising transactions, particularly in view of current economic conditions. The inability to generate future cash flow or raise funds to finance our strategic investments could have a material adverse effect on our ability to achieve our business objectives.  Since January of 2010, the Company has been pursuing a transaction involving the businesses of Zargis Medical Corp. that would provide investment capital for it’s Zargis subsidiary and other operations.  There can be no assurance that it will be successful in securing such arrangement.

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

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was approximately $2,242,000 and $3,385,000, respectively.  This reduction in net cash used in operating activities of approximately  $1,143,000 was primarily related to an improvement in net loss of approximately $141,000, an increase in non-cash operating expenses of  approximately $381,000, and an increase in operating assets and liabilities of approximately $621,000.

Net cash provided by investing activities for the nine months ended September 30, 2010 was approximately $1,738,000 and net cash used in investing activities for the nine months ended September 30, 2009 was approximately $1,750,000. This increase in net cash provided by investing activities was primarily due to the maturation of a U.S. Treasury bill of $1,750,000 in the nine months ended September 30, 2010 compared to the purchase of a U.S. Treasury bill of approximately $1,750,000 that occurred during the nine months ended September 30, 2009.  In addition, during the nine months ended September 30, 2010 equipment additions were made of approximately $12,000.

Net cash provided from financing activities for the nine months ended September 30, 2010 and 2009 was approximately $460,000 and $175,000, respectively. This net increase in cash provided by financing activities of approximately $285,000 was a result of approximately $175,000 in proceeds received from convertible note financing by a noncontrolling interest in the nine months ended September 30, 2009 compared to the proceeds from the exercise of stock options of approximately $254,000 and approximately $206,000 in proceeds from shareholder loans that were received in the nine months ended September 30, 2010.

At September 30, 2010, the Company’s future minimum lease payments due under non-cancelable leases aggregated approximately $11,000 and are due during the year ending December 31, 2010.  In addition, in connection with a license agreement to which the Company is a party, a termination payment will be payable by the Company in the amount of $200,000 if the license agreement is terminated by the Company before September 1, 2011.

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

 In the three months ended September 30, 2010, the Company received $206,000 from a Company shareholder affiliated to the Company’s CEO.  The promissory note dated August 30, 2010 bears interest at a rate of 14% per annum and matures the earlier of June 30, 2011 or the closing of any sale of assets of the Company, or any private placement of additional debt or equity of at least $500,000.  The note includes a warrant for the purchase of common stock up to 25% of the balance of the note.  This liability is reflected net of debt discount of approximately $35,000 on the Condensed Consolidated Balance Sheet as of September 30, 2010.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Index

Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements for a full description of recent accounting pronouncements including the impact the future adoption would have on the Company’s results of operations or financial position.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments at September 30, 2010 consist primarily of cash equivalents which are invested primarily in money market accounts, and marketable securities.

The Company has in the past and may in the future sell publicly traded equity securities it does not own in anticipation of declines in the fair market values of the securities. When the Company effects such transactions, it must borrow the securities it sold in order to deliver them and settle the trades. These amounts are shown on the balance sheet as ‘Securities sold and not purchased’ and represent the value of these securities at fair market value. The Company’s potential for loss on these transactions is unlimited since the value of the underlying security can keep increasing which could have a material adverse effect on the Company’s condensed consolidated financial statements.  At September 30, 2010 and December 31, 2009 we had not sold any securities that we did not own.

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

Management's Quarterly Report on Internal Control over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting for the three and nine months ended September 30, 2010 and concluded that such internal control over financial reporting was not effective with respect to the material weakness described below, and because we did not complete those tasks and our evaluation in time to file this Form 10-Q by its due date.  This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, management identified the following material weakness:

•	Failure to file timely tax returns. Although we have filed extensions and made payments, where applicable, no income tax returns have been filed since 2005.

The Company has engaged EisnerAmper, LLP to prepare and file all previously unfiled tax returns, and has submitted extension requests and estimated payments for the 2009 tax returns.

Changes in Internal Control over Financial Reporting

With the exception of the changes noted above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SPEEDUS CORP.

Date: November 15, 2010	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: November 15, 2010	By: /s/ John A. Kallassy
John A. Kallassy
Treasurer and Chief Financial and Accounting Officer