Form 10-K/A
period 2009-12-31
SPEEDUS CORP
filed 2011-02-14
CIK 1002520

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

Evaluation of Disclosure Controls And Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such Disclosure Controls and Procedures were not effective. The Company did not complete an evaluation of its disclosure controls and procedures in time to file this Form 10-K by its due date. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

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

The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management assessed the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2009 and concluded that such internal control over financial reporting was not effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this annual report.

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

Signature	Title	Date

/s/ Shant S. Hovnanian	Chairman of the Board of Directors,	February 14, 2011
Shant S. Hovnanian	President and Chief Executive Officer

/s/ John A. Kallassy	Treasurer and Chief Financial and	February 14, 2011
John A. Kallassy	Accounting Officer

/s/ Vahak S. Hovnanian	Director	February 14, 2011
Vahak S. Hovnanian

/s/ William F. Leimkuhler	Director	February 14, 2011
William F. Leimkuhler

/s/ Jeffrey Najarian	Director	February 14, 2011
Jeffrey Najarian

/s/ Stephen X. Graham	Director	February 14, 2011
Stephen X. Graham