Form 10-Q/A
period 2010-03-31
SPEEDUS CORP
filed 2011-02-14
CIK 1002520

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

ITEM 4	(“CONTROLS AND PROCEDURES”)

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such Disclosure Controls and Procedures were not effective as of March 31, 2010. This conclusion was reached because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the fact that the Company did not have sufficient time or management resources available to adequately test its control procedures. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

Management continues to review and evaluate our internal controls procedures and the design of those procedures relating to financial reporting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Although we can make no assurances, we believe that the remediation efforts that are being implemented will improve our internal controls over financial reporting, and our disclosure controls and procedures, and we will continue to work to fully implement these changes through the end of fiscal year 2010.  Management will continue to monitor the remediation plan and implementation efforts.

There were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPEEDUS CORP.

Date: February 14, 2011	By: /s/ Shant S. Hovnanian
Shant S. Hovnanian
Chairman of the Board, President and Chief Executive Officer

Date: February 14, 2011	By: /s/ John A. Kallassy
John A. Kallassy
Treasurer and Chief Financial and Accounting Officer