Form 10-Q/A
period 2010-09-30
SPEEDUS CORP
filed 2011-02-14
CIK 1002520

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

ITEM 4	(“CONTROLS AND PROCEDURES”) of Speedus Corp.’s

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules l3a-15e and l5d-I5e promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such Disclosure Controls and Procedures were not effective as of September 30, 2010. This conclusion was reached because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the fact that the Company did not have sufficient time or management resources available to adequately test its control procedures. Such controls and procedures are designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the rules and forms of the SEC.

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